Form 10-Q
period 2004-06-30
Omega Flex, Inc.
filed 2005-09-06
CIK 1317945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

(     ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For     the transition period from ________________________ to ______________________

Commission File Number 000-51372

Omega Flex, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-1948942
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
451 Creamery Way, Exton, PA	19341
(Address of principal executive offices)	(Zip Code)

(610) 524-7272

Registrant’s telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                               Yes { } No {x}

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).       Yes { } No {x}

        The number of shares of the registrant’s common stock issued and outstanding as of September 1, 2005 was 10,153,633.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-QFOR
THE SIX-MONTHS ENDED JUNE 30, 2005

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1 - Financial Statements
Condensed consolidated balance sheets at June 30, 2005 (unaudited)
and December 31, 2004 (audited)	3
Condensed consolidated statements of operations for the
three-months ended June 30, 2005 and 2004 and the
six-months ended June 30, 2005 and 2004 (unaudited)	4
Condensed consolidated statements of cash flows for the
six-months ended June 30, 2005 and 2004(unaudited)	5
Notes to the condensed consolidated financial statements (unaudited)	6-10
Item 2- Management's Discussion and Analysis of Financial Condition
and Results of Operations	11-16
Item 3 - Quantitative and Qualitative Information About Market Risks	16
Item 4 - Controls and Procedures	16
PART II - OTHER INFORMATION
Item 1 - Legal Proceedings	16
Item 3 - Default on Senior Securities	17
Item 6 - Exhibits and Reports on Form 8-K	17-18
SIGNATURE	19

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

OMEGA FLEX, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2005 (unaudited)	December 31 2004
	(Dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$1,022	$280
Accounts Receivable - less allowances of
$75 and $69 respectively	8,440	8,780
Inventories	6,496	5,432
Intercompany Receivable from Parent Company	6,246	16,572
Other Current Assets	196	235
Total Current Assets	22,400	31,299
Property and Equipment - net	5,902	5,697
Goodwill	3,526	3,526
Total Assets	$31,828	$40,522
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$186	$186
Accounts Payable	1,678	1,847
Accrued Compensation	1,224	1,936
Common Stock Subject to Put Obligation (see Note 5)	2,657	3,465
Accrued Commissions	399	346
Other Accrued Liabilities	3,021	5,060
Total Current Liabilities	9,165	12,840
Long-Term Debt	3,318	3,411
Deferred Taxes	178	235
Other Liabilities	222	36
Total Liabilities	12,883	16,522
Minority Interests	17	4
Shareholders' Equity:
Common Stock - 10,153,633 shares issued	52	52
Paid in Capital	9,046	9,046
Retained Earnings	9,464	14,437
Accumulated Other Comprehensive Income	366	461
Total Shareholders' Equity	18,928	23,996
Total Liabilities and Shareholders' Equity	$31,828	$40,522

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three-months ended June 30,		For the six-months ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except earnings per Common Share)
Net Sales	$15,241	$11,040	$28,492	$22,127
Cost of Goods Sold	7,712	5,464	14,190	11,082
Gross Profit	7,529	5,576	14,302	11,045
Selling Expense	2,370	2,099	4,785	4,052
General and Administrative Expense	1,962	1,134	3,647	2,239
Engineering Expense	311	500	632	905
Operating Profit	2,886	1,843	5,238	3,849
Interest Income, Net	23	65	87	145
Other Income, Net	1	5	8	6
Income Before Income Taxes	2,910	1,913	5,333	4,001
Income Tax Expense	1,230	811	2,265	1,679
Net Income	$1,680	$1,102	$3,068	$2,321
Basic Earnings per Common Share:
Net Income	$0.17	$0.13	$0.30	$0.27
Basic Weighted Average Shares Outstanding	10,154	8,732	10,154	8,732
Diluted Earnings per Common Share:
Net Income	$0.17	$0.11	$0.30	$0.23
Diluted Weighted Average Shares Outstanding	10,154	10,154	10,154	10,154
Dividends Declared per Share	---	---	$0.92	---

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six -months ended June 30,
	2005	2004
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net Income	$ 3,068	$ 2,321
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	334	377
Stock Based Compensation Expense	501	349
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	6	55
Change in Minority Interests	13	1
Changes in Assets and Liabilities:
Accounts Receivable	196	(944)
Inventory	(1,152)	(262)
Accounts Payable	(165)	330
Accrued Compensation	(712)	(594)
Intercompany Receivable from Mestek, Inc.	10,326	(4,995)
Intercompany with Foreign Subsidiary	98
Other Liabilities	(1,782)	16
Other Assets	147	51
Net Cash Provided by Operating Activities	10,865	(3,295)
Cash Flows from Investing Activities:
Capital Expenditures	(539)	(57)
Net Cash Used in Investing Activities	(539)	(57)
Cash Flows from Financing Activities:
Principal Payments Under Long Term Debt Obligations	(93)	(31)
Proceeds from Issuance of Long Term Debt	---	3,720
Dividends paid (see Note 6)	(1,309)	---
Intercompany Dividends Paid (see Note 6)	(8,041)	---
Net Cash Provided by (Used In) Financing Activities	(9,443)	3,689
Net Increase in Cash and Cash Equivalents	883	337
Translation effect on cash	(141)	162
Cash and Cash Equivalents - Beginning of Period	280	264
Cash and Cash Equivalents - End of Period	$1,022	$763

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

         The Company is a leading manufacturer of flexible metal hose, which is used in a variety of applications to carry gases and liquids within their particular applications, including carrying liquefied gases in certain processing applications, fuel gases within residential and commercial buildings, vibration absorbers in high vibration applications, and other types of gases and fluids in a number of industrial applications where the customer requires the piping to have both a degree of flexibility and/or an ability to carry corrosive compounds or mixtures, or to carry at both very high and very low (cryogenic) temperatures.

        The Company manufactures flexible metal hose at its facility in Exton, Pennsylvania, and sells its product through distributors, wholesalers and to original equipment manufacturers (“OEMs”) throughout North America, and in certain European markets.

        The accompanying consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). The Company’s unaudited consolidated financial statements for the quarter ended June 30, 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes that may be required by generally accepted accounting principles for complete financial statements. All material inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, the financial statements include all material adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. Other than its subsidiaries, Exton Ranch, Inc., a Delaware corporation, and Omega Flex, Limited, a British corporation, the Company has no equity or debt investments in any other entities.

Accounting Policies

            Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions related to revenue recognition, accounts receivable valuations, inventory valuations, goodwill valuation, intangible asset valuations, warranty costs, investments, accounting for income taxes and the realization of deferred tax assets. Actual amounts could differ significantly from these estimates.

Revenue Recognition

        The Company’s revenue recognition activities relate almost entirely to the manufacture and sale of flexible metal hose and pipe. Under generally accepted accounting principles, revenues are considered to have been earned when the Company has substantially accomplished what it must do to be entitled to the benefits represented by the revenues. The following criteria represent preconditions to the recognition of revenue:

o	Persuasive evidence of an arrangement for the sale of product or services must exist.

o	Delivery has occurred or services rendered.

o	The sales price to the customer is fixed or determinable.

o	Collection is reasonably assured.

        The Company generally recognizes revenue upon shipment in accordance with the above principles.

Earnings per Common Share

        Basic earnings per share have been computed using the weighted average number of common shares outstanding. Stock options to purchase 1,421,508 shares of the Company’s common stock (as more fully described in Note 5) were considered in the computation of diluted earnings per share, except when such effect would be antidilutive. Basic and diluted weighted average shares outstanding have been adjusted for all periods to give retroactive effect to the stock split which was completed on June 23, 2005, as more fully described in Note 2.

Stock Based Compensation

        The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“FAS No. 123”). As permitted by the accounting standard, the Company has chosen to continue to account for stock-based compensations using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25. Accordingly, no compensation expense has been recognized for its stock-based compensation plan, except as explained in Note 5.

        The Company made no option grants, modifications of option grants, or settlement of option grants in the three- and six-months ended June 30, 2005 and 2004 and accordingly, there was no compensation expense impact or pro forma adjustments to Net Income, Basic earnings per share or Diluted earnings per share.

Currency Translation

        Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates prevailing on the balance sheet date. The Statement of Operations is translated at average exchange rates. Net foreign currency transactions are reported in the results of operations in U.S. dollars at average exchange rates. Adjustments resulting from the translation of financial statements are excluded from the determination of income and are accumulated in a separate component of shareholders’ equity.

Income Taxes

        The Company has elected in 2004 and prior years to file its federal income tax return as part of the Mestek, Inc. parent company, consolidated return. Mestek and the Company account for the Company’s federal tax liabilities on the “separate company basis” method in accordance with FAS 109, Accounting for Income Taxes. Under this method the Company records tax expense and related deferred taxes and tax benefits in a manner comparable to that which it would record if it were not affiliated with Mestek.

        Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain.

        The difference between the effective tax rate and the statutory tax rate is primarily attributable to the exclusion of a portion of the compensation expense related to the stock options previously granted by the Company (see Note 5).

Other Comprehensive (Loss) Income

        For the year ended December 31, 2004, and the quarter ended June 30, 2005 respectively, the components of Other Comprehensive (Loss) Income consisted solely of foreign currency translation adjustments.

Recent Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) amends SFAS No. 123 to require that companies record as expense the effect of equity-based compensation, including stock options over the applicable vesting period. We currently disclose the effect on income that stock options would have were they recorded as expense. SFAS No. 123(R) also requires more extensive disclosures concerning stock options than required under current standards. The new rule applies to option grants made after a company’s adoption of the standard, as well as options that are not vested at the date of adoption. SFAS No. 123(R) becomes effective in our case not later than the beginning of the fiscal year that begins after December 15, 2005. We do not currently expect to elect early adoption of this standard and have not determined whether we will apply this new standard prospectively in the first quarter of 2006, retroactively from the beginning of 2006, or on a restated basis for all prior periods on a comparable basis. We do not expect that the adoption of SFAS No. 123(R) will have a material impact on our future results of operations.

        In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). Previously, APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize a change in accounting principle, including a change required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. The Company will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS No. 154 when such a change arises after the effective date of January 1, 2006.

Note 2 – Distribution from Mestek, Inc.

On January 19, 2005, Mestek, Inc., the Company’s former majority shareholder, announced plans to distribute its 86% equity interest in the Company, pro rata, to all of Mestek’s shareholders as of a record date, which was subsequently established at June 23, 2005 (the “Spin-Off”). The Spin-Off was preceded by an amendment to the Company’s articles of incorporation to authorize a maximum of 20 million shares of common stock, and a share split of 1 to 10,153.633 to effect a 1 for 1 share distribution under the Spin-Off. In conjunction with the Spin-Off, the Company filed several preliminary registration statements on Form 10 with the Securities and Exchange Commission under the Securities Exchange Act of 1934. On July 22, 2005, the Company filed its definitive registration statement on Form 10 with the Securities and Exchange Commission and completed the Spin-Off on July 29, 2005. The Company’s common shares began trading on the NASDAQ National Market under the trading symbol “OFLX” on August 1, 2005.

Note 3 — Inventories

	June 30, 2005 (unaudited)	December 31, 2004 (audited)
	(dollars in thousands)

Finished Goods	$4,555	$3,856
Raw materials	1,941	1,576
Total Inventory	$6,496	$5,432

Note 4 – Commitments, Contingencies and Warranties

Commitments:

        The Company is obligated under indemnity agreements executed on behalf of 11 of the Company’s officers and directors. Under the terms of the agreements, the Company is contingently liable for costs which may be incurred by the officers and directors in connection with claims arising by reason of these individuals’ roles as officers and directors.

        As disclosed in Note 7, the Company has guaranteed the debt incurred by its wholly-owned subsidiary, Exton Ranch, Inc., for the purchase of the facility at 451 Creamery Way in which the Company conducts its manufacturing operations, and which the Company continues to lease from Exton Ranch, Inc.

Contingencies:

        The Company retains significant obligations under its commercial insurance policies. For losses occurring in the policy years ending October 1, 2004 and October 1, 2005, the Company retained liability for the first $2,000,000 per occurrence of commercial general liability claims (including products liability claims), subject to an agreed aggregate. For losses occurring in the policy year ended October 31, 2003, the Company retained liability for the first $500,000 per occurrence of commercial general liability claims (including product liability), subject to an agreed aggregate. In addition, for all the three years the Company retained liability for the first $250,000 per occurrence of workers compensation coverage, subject to an agreed aggregate. The Company maintains reserves for its obligations under these various policies based on claim experience and the reserves established by the insurers in relation to these claims. The reserve balances at December 31, 2003 and 2004 were not material in amount.

        The Company was obligated as a guarantor with respect to the debt of Mestek, Inc. under it primary commercial bank line of credit. As of the effective date of the distribution of the Company’s common stock by Mestek, Inc. to its shareholders (as disclosed in Note 2), the guaranty was cancelled and is no longer in effect.

        The Company is subject to several legal actions and proceedings in which various monetary claims are asserted. Management, after consultation with its corporate legal department and outside counsel, does not anticipate that any ultimate liability arising out of all such litigation and proceedings will have a material adverse effect on the financial condition of the Company.

Warranty Commitments:

        Gas transmission products, such as those made by the Company, carry potentially serious personal injury risks in the event of failures in the field. As a result, the Company has extensive internal testing and other quality control procedures and historically the Company has not had a meaningful failure rate in the field due to the extensive nature of these quality controls. Accordingly, the Company does not maintain a warranty reserve beyond a nominal amount as of June 30, 2005, or December 31, 2004.

Note 5 – Termination of “Put” Rights

        In 1996, The Company had previously adopted a stock option plan (Plan) that provided for the granting of both Incentive and Non-Qualified Stock Options (as those terms are defined in the Internal Revenue Code) of up to 2,030,726 shares (on a post-split basis) of the Company’s common stock to certain employees of the Company at fair market value as of the date of grant. Options to purchase an aggregate of 1,421,508 shares (on a post-split basis) of the common stock of the Company, representing a 14% equity share in the Company were granted to two executives, Kevin Hoben, President and Mark Albino, Senior Vice President, effective July 1, 1996. All of the options granted subsequently vested in accordance with the terms of the Plan, and were exercised on October 13, 2004. The Company received the $1,260,000 exercise price. Upon the exercise of the outstanding options by the two management shareholders, the Plan was terminated.

        Through a separate agreement, the option holders (now shareholders in the Company) had a put right after exercise which allowed them to sell their shares to the Company at an amount based upon book value and the Company had a corresponding call option at an amount based upon book value. Under the terms of the agreement, the put right expired with the registration of the Company’s securities under federal securities laws. In accordance with APB 25, the Company has reflected pre-tax charges to earnings as of June 30, 2004 and June 30, 2005 of $349 and $501, respectively, for the compensation value in those periods of the options granted. These charges, which reflect the potential obligations of the Company relative to the put rights, have been credited to Common Stock Subject to Put Obligation which is reflected in the accompanying financial statements in Current Liabilities. The cumulative balance accrued by the Company in the form of stock based compensation expense in respect of the put rights as of June 30, 2005 is $2,657,000. As of July 29, 2005, the effective date of the Spin-off (as disclosed in Note 4), the “put” right of the two management shareholders was terminated. The remaining liability relating to the “put” rights has been reclassified to Paid In Capital.

Note 6 – Dividends

        On October 8, 2004, the Company’s board of directors declared two dividends to the Company’s then current shareholders of record (i.e., prior to the Spin-off). The first dividend was in the total aggregate amount of $9,000,000 and was paid in October 2004. The second dividend was paid in January 2005 in the total aggregate amount of $ 9,350,000, of which $8,041,000 was charged against Retained Earnings and $1,309,000 was charged against Common Stock Subject To Put Obligations.

Note 7 – Purchase of Exton Facility

        On April 16, 2004, the Company’s subsidiary Exton Ranch, Inc. purchased from a third party the facility at 451 Creamery Way in which the Company conducts its manufacturing operations, and which the Company continues to lease from Exton Ranch, Inc. To finance this purchase, Exton Ranch borrowed $3,720,000 from Sovereign Bank evidenced by a mortgage note payable to the bank. The mortgage note bears interest at LIBOR, plus 1.75% and matures on April 16, 2014. The mortgage note is amortized on a twenty-year schedule, but matures ten years after the date of the mortgage note. The monthly payments include a fixed principal payment of $15,500 per month and a variable interest payment based on the above formula. The mortgage note is secured by a first priority Open End Mortgage and Security Agreement on the property.

Note 8 — Segment and Geographic Information

        To date, the Company has viewed its operations and manages its business as principally one segment, the manufacture and sale of flexible metal hose and accessories. The financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

        Total revenues from international sources were $1,421,000 and $ 2,463,000 for the three-months and six-months ended June 30, 2005, respectively, and $835,000 and $ 1,600,000 for the three-months and six-months ended June 30, 2004, respectively. The Company’s revenues from international sources were primarily generated from customers located in Canada and Europe.

Note 9 – Intercompany Receivable

        Upon the effective date of the Spin-off, Mestek was indebted to the Company in an approximate amount of $3.25 million, as a result of the prior intercompany financial relationship between the Company as a subsidiary and Mestek as the corporate parent. This indebtedness has been converted into a formal promissory note payable in three years and bearing interest at the then prevailing three year U.S. Treasury note yield plus 100 basis points

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

        This report contains forward-looking statements, which are subject to inherent uncertainties. These uncertainties include, but are not limited to, variations in weather, changes in the regulatory environment, customer preferences, general economic conditions, increased competition, the outcome of outstanding litigation, and future developments effecting environmental matters. All of these are difficult to predict, and many are beyond the ability of the Company to control.

        Certain statements in this Quarterly Report on Form 10-Q that are not historical facts but rather reflect the Company’s current expectations concerning future results and events constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believes”, “expects”, “intends”, “plans”, “anticipates”, “hopes”, “likely”, “will”, and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

        Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of the date of this Form 10-Q. The Company undertakes no obligation to update the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances.

OVERVIEW

        As disclosed in Note 2 to the Financial Statements, the Company is a former subsidiary of Mestek, Inc. On July 29, 2005, Mestek, Inc. effected a distribution of its 86% ownership of the Company’s common stock to the Mestek record shareholders. This distribution was preceded by the filing on July 22, 2005 of a definitive registration statement of the Company’s common stock on Form 10 with the Securities and Exchange Commission. The Company’s common shares began trading on the NASDAQ National Market under the trading symbol “OFLX” on August 1, 2005. Certain effects of the distribution are reflected in the changes of financial condition of the Company for the quarter ended June 30, 2005.

        The Company is a leading manufacturer of flexible metal hose, and is currently engaged in a number of different markets, including construction, manufacturing, transportation, petrochemical, pharmaceutical and other industries.

        The Company’s business is controlled as a single operating segment that consists of the manufacture and sale of flexible metal hose and accessories. The Company’s products are concentrated in residential and commercial construction, and general industrial markets. The Company’s primary product line, TracPipe® flexible gas piping, is used for gas piping within residential and commercial buildings. Through its flexibility and ease of use with patented fittings distributed under the trademark, AutoFlare®, the TracPipe® flexible gas piping allows users to substantially cut the time required to install the gas piping, as compared to traditional methods. All of the Company’s annular hose products are manufactured at the Company’s Exton, Pennsylvania facility. A majority of the Company’s sales across all industries are generated through independent outside sales organizations such as sales representatives, wholesalers and distributors, or a combination of both. The Company has a broad distribution network in North America and to a lesser extent in other global markets.

CHANGES IN FINANCIAL CONDITION

        Cash and cash equivalents increased from $280,000 at December 31, 2004 to $1,022,000 at June 30, 2005. This increase is primarily the result of cash generated by its subsidiary, Omega Flex Limited. The inter-company receivable from parent decreased by $10,326,000, primarily as a result of a dividend paid by the Company to its then current shareholders, including the Company’s then current corporate parent, Mestek, Inc. The dividend was declared in October 2004, and paid in January 2005 in the amount of $ 9,350,000 of which $8,041,000 was charged against retained earnings and $1,309,000 was charged against common stock subject to put obligations. The payment of this dividend also reduced the Company’s retained earnings, although the Company’s continued earnings during the first six-months of 2005 dampened the overall impact of the dividend on retained earnings.

        As disclosed in Note 5 to the Financial Statements, the Company has recorded the contingent liability represented by the “put” rights of the two management shareholders under Common Stock Subject to Put Obligation. The dividends paid by the Company in 2004 and 2005 also had the effect of reducing this liability due to the reduction of the Company’s net worth. However, with the Spin-off now completed, this liability will subsequently be reclassified to Paid In Capital.

        Other accrued liabilities decreased $2,039,000 from $5,060,000 at December 31, 2004 to $3,021,000 at June 30, primarily reflecting the payment of year-end customer rebates for the year 2004.

RESULTS OF OPERATIONS

Three-months ended June 30, 2005 vs. June 30, 2004

The Company reported comparative results from continuing operations for three-months period ended June 30, 2005 and 2004 as follows:

	Three-months ended June 30,
	2005 ($000)	2005%	2004 ($000)	2004%

Net Sales	$15,241	100.00%	$11,040	100.00%
Gross Profit	$7,529	49.4%	$5,576	50.5%
Operating Profits	$2,886	18.9%	$1,843	16.7%
Average Net Assets Employed (ANAE)	$17,385		$15,028
Return on ANAE - Annualized	42.49%		49.06%

        The Company’s sales increased $4,201,000 (38.1%) from $11,040,000 in the three-months period ended June 30, 2004 vs. $15,241,000 in the three-months period ended June 30, 2005 due to continued strong sales of the Company’s flagship TracPipe® flexible gas piping product and its patented connection system. TracPipe® is a corrugated stainless steel tubing product developed especially for use in the piping and installation of gas appliances. Sales of TracPipe® were sustained by relatively strong single family and multi-family residential construction activity driven by historically low interest rates. The $4,201,000 increase in sales from three-months period ended June 30, 2004 to three-months period ended June 30, 2005 reflects volume increases of $2,365,000 and net price increases of $1,836,000.

        The Company’s gross profit margins were down slightly from 50.5% in the three-months period ended June 30, 2004 to 49.4% in the three-months period ended June 30, 2005 indicative of inflationary pressures affecting stainless steel and other commodities, softened somewhat by manufacturing efficiencies.

        Reflecting the factors mentioned above, Operating Profit margins, increased by 2.2 percentage points from $1,843,000 in the three-months period ended June 30, 2004 to $2,886,000 in the three-months period ended June 30, 2005.

        Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs. Selling expense was $2,370,000 and $2,099,000 for the three-months ended June 30, 2005 and 2004, respectively. The $271,000 increase in selling expenses is due to increased sales commissions and costs of additional personnel in the sales force. Sales expense as a percentage of sales declined from 19.0% for the three-months ended June 30, 2005 to 15.6% for the three-months ended June 30, 2004.

        General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $1,962,000 and $1,134,000 for the three-months ended June 30, 2005 and 2004, respectively. The $828,000 increase in expenses is attributable to legal — $445,000; management compensation — $280,000 and $46,000 associated with the “spin-off” from Mestek, Inc. For the preceding reasons, general and administrative expense, as a percentage of sales, increased from 10.3% for the three-months ended June 30, 2004 to 12.8% for the three-months ended June 30, 2005.

        Engineering Expense. Development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $311,000 and $500,000 for the three-months ended June 30, 2005 and 2004 respectively. The $189,000 decrease in engineering expenses is due almost entirely from decreased expenditures associated with the certification and qualification of new products. Accordingly, engineering expenses as a percentage of sales from 4.5% for the three-months ended June 30, 2004 to 2.0% for the three-months ended June 30, 2005.

        Interest Income-Net. Interest income-net includes interest income on intercompany notes receivable which bears interest at LIBOR plus 1%, and interest expense associated with the commercial bank borrowings in April 2004 related to the Company’s purchase of its manufacturing premises. The mortgage note bears interest at LIBOR plus 1.75%. Interest income was $67,000 in the three-months period ended June 30, 2005 and $86,000 for the three-months period ended June 30, 2004. The intercompany note decreased from $19,054,000 at June 30, 2004 to $6,246,000 at June 30, 2005. Interest Expense was $44,000 for the three-months ended June 30, 2005 and

        Income Tax Expense for three-months period ended June 30, 2005, as a percentage of pretax income, varied slightly from the “expected” income tax expense due to federal and state income tax limitations on deductions related to Incentive Stock Options.

        Average Net Assets Employed. Average net assets employed is defined to be Net Assets from Continuing Operations (Total Assets less Current and Non Current Liabilities-other than Current and Non Current Portions of Long-term Debt-averaged over the relevant period. Average net assets increased $2,357,000 from $15,028,000 to $17,385,000 for the three-months ending June 30, 2004 and 2005 respectively, reflecting increases in Accounts Receivable and Inventory required to support the higher level of sales, offset by a $1,378,000 increase in liabilities. Accordingly, annualized return on average net assets decreased 6.6 percentage points from 49.1% to 42.5% for the three-months ended June 30, 2004 and 2005, respectively

Six-months ended June 30, 2005 vs. June 30, 2004

        The Company reported comparative results from continuing operations for six-months period ended June 30, 2005 and six-months ended June 30, 2004 as follows:

	Six-months ended June 30,
	2005 ($000)	2005%	2004 ($000)	2004%

Net Sales	$28,492	100.00%	$22,127	100.00%
Gross Profit	$14,302	50.2%	$11,045	49.9%
Operating Profits	$5,238	18.4%	$3,849	17.4%
Average Net Assets Employed (ANAE)	$15,156		$14,517
Return on ANAE - Annualized	69.1%		53.3%

        The Company’s sales increased $6,365,000 (28.8%) from $22,127,000 in the six-months period ended June 30, 2004 vs. $28,492,000 in the six-months period ended June 30, 2005 due to continued strong sales of the Company’s flagship TracPipe® flexible gas piping product and its patented connection system. TracPipe® is a corrugated stainless steel tubing product developed especially for use in the piping and installation of gas appliances. Sales of TracPipe® were sustained by relatively strong single family and multi-family residential construction activity driven by historically low interest rates. The $6,365,000 increase in sales from six-months period ended June 30, 2004 to six-months period ended June 30, 2005 reflects volume increases of $3,057,000 and net price increases of $3,308,000.

        The Company’s gross profit margins were increased slightly from 49.9% in the six-months period ended June 30, 2004 to 50.2% in the six-months period ended June 30, 2005 indicative of our abilities to effectively price our products, despite inflationary pressures affecting stainless steel and other commodities.

        Selling Expenses. Selling expense was $4,785,000 and $4,052,000 for the six-months ended June 30, 2005 and 2004, respectively. The $733,000 increase in selling expenses is due to increased sales commissions and costs of additional personnel in the sales force at our foreign subsidiary. Sales expense as a percentage of sales declined from 18.3% for the six-months ended June 30, 2005 to 16.8% for the six-months ended June 30, 2004.

        General and Administrative Expenses. General and administrative expenses were $3,647,000 and $2,239,000 for the six-months ended June 30, 2005 and 2004, respectively. The $1,408,000 increase in expenses is attributable to legal, management compensation and costs associated with the “spin-off” from Mestek, Inc. For the preceding reasons, general and administrative expense, as a percentage of sales, increased from 10.1% for the six-months ended June 30, 2004 to 12.8% for the six-months ended June 30, 2005.

        Engineering Expense. Engineering expenses were $632,000 and $905,000 for the six-months ended June 30, 2005 and 2004 respectively. The $273,000 decrease in engineering expenses is due mostly from decreased expenditures associated with the certification and qualification of new products. Accordingly, engineering expenses as a percentage of sales from 4.1% for the six-months ended June 30, 2004 to 2.2% for the six-months ended June 30, 2005.

        Interest Income-Net. Interest income was $168,000 in the six-months period ended June 30, 2005 and $166,000 for the six-months period ended June 30, 2004. Interest Expense was $82,000 for the six-months ended June 30, 2005 and $21,000 for the three-months period ended June 30, 2004.

        Income Tax Expense for six-months period ended June 30, 2005, as a percentage of pretax income, varied slightly from the “expected” income tax expense due to federal and state income tax limitations on deductions related to Incentive Stock Options.

        Average Net Assets Employed. Average net assets increased $637,000 from $14,517,000 to $15,156,000 for the six-month ending June 30, 2004 and 2005 respectively, reflecting increases in Accounts Receivable and Inventory required to support the higher level of sales, offset by a somewhat lesser increase in liabilities. Accordingly, annualized return on average net assets increased 15.8 percentage points from 53.3% to 69.1% for the six-month ended June 30, 2004 and 2005, respectively.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

                Financial Reporting Release No. 60, released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the Company’s more significant accounting policies.

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition, accounts receivable valuations, inventory valuations, goodwill valuation, intangible asset valuations, product liability costs, workers compensation claims reserves, health care claims reserves, and accounting for income taxes. Actual amounts could differ significantly from these estimates.

                Our critical accounting policies and significant estimates and assumptions are described in more detail as follows:

      Revenue Recognition

        The Company’s revenue recognition activities relate almost entirely to the manufacture and sale of flexible metal hose and pipe. Under generally accepted accounting principles, revenues are considered to have been earned when the Company has substantially accomplished what it must do to be entitled to the benefits represented by the revenues. The following criteria represent preconditions to the recognition of revenue:

o Persuasive evidence of an arrangement for the sale of product or services must exist.

o Delivery has occurred or services rendered.

o The sales price to the customer is fixed or determinable.

o Collection is reasonably assured.

The Company generally recognizes revenue upon shipment in accordance with the above principles.

      Accounting for Income Taxes

                The Company has elected in 2004 and prior years to file its federal income tax return as part of the Mestek, Inc. parent company, consolidated return. Mestek and Omega account for Omega’s federal tax liabilities on the “separate company basis” method in accordance with FAS 109, Accounting for Income Taxes. Under this method Omega records tax expense and related deferred taxes and tax benefits in a manner comparable to that which it would record if it were not affiliated with Mestek.

                The preparation of the Company’s Consolidated Financial Statements requires it to estimate its income taxes in each of the jurisdictions in which it operates, including those outside the United States which may be subject to certain risks that ordinarily would not be expected in the United States. The income tax accounting process involves estimating its actual current exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation and stock based compensation, for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. The Company must then record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, it may need to adjust its valuation allowance which could materially impact its financial position and results of operations.

IMPACT OF INFLATION

                Stainless steel and other related commodities represent a significant portion of the Company’s prime costs. As such, the Company’s margins are vulnerable to inflationary pressures which affect the commodity markets from time to time. Gross profit margins were down slightly in the three-month period ended June 30, 2005 from the comparable period in 2004, which is indicative of inflationary pressures affecting stainless steel and other commodities, softened somewhat by manufacturing efficiencies. However, in the six month period ended June 30, 2005, gross profit margins were essentially unchanged from the comparable period in 2004 due to the timely implementation of price increases to our customers and to increased manufacturing efficiencies.

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2005 and December 31, 2004, the Company had no commercial bank line of credit for working capital purposes. The Company had historically relied upon its former corporate parent, Mestek, Inc. (Mestek), to provide working capital and other credit as needed through an intercompany account relationship; however, the Company has consistently transferred more cash to Mestek than it has borrowed resulting in cumulative intercompany receivables from Mestek. The Company discontinued the coordination of its bank accounts with Mestek on or about July 5, 2005, so that the Company continued to receive all of the proceeds from the payment on account of its accounts receivable, and Mestek continued to pay the Company’s account payables until on or about July 21, 2005, at which time the Company began paying its own accounts payable. The Company’s intercompany receivable from Mestek was fixed and documented in a written promissory note upon the consummation of the Spin-off (as described in Note 9 to the consolidated financial statements), in the principal amount of $3,249,615. The Mestek promissory note bears interest at a rate equal to the U.S. Treasury 3 year note yield plus one percent, and is payable in full after three years from the effective date of the Spin-off.

        The Company believes its liquidity position as of June 30, 2005 and December 31, 2004 is fully adequate to meet foreseeable future needs. The Company also believes that it will possess adequate cash reserves and will be able to obtain sufficient working capital lines of credit to meet its day-to-day needs including any acquisitions or capital expenditures it can reasonably foresee at this time.

CONTINGENT LIABILITIES AND GUARANTEES

        See Note 4 to the Company’s financial statements.

        The Company is obligated as a guarantor for the debt incurred by its wholly-owned subsidiary, Exton Ranch, Inc., for the purchase of the facility at 451 Creamery Way, Exton, Pennsylvania, as disclosed in Note 7 to the financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

        The Company has no off-balance sheet arrangements.

NEW ACCOUNTING STANDARDS

        Please refer to Note 1 to the Company Financial Statements.

Item 3. Quantitative And Qualitative Information About Market Risks

        The Company does not engage in the purchase or trading of market risk sensitive instruments. The Company does not presently have any positions with respect to hedge transactions such as forward contracts relating to currency fluctuations. No market risk sensitive instruments are held for speculative or trading purposes. For a discussion of the risk factors facing the Company, and the shareholders’ investment in the Company, please refer to the Risk Factors set forth in the Company’s final registration statement on Form 10-12G/A, filed with the Securities and Exchange Commission on July 22, 2005.

Item 4 – Controls And Procedures

(a) Evaluation of Disclosure Controls and Procedures.

        At the end of the fiscal second quarter of 2005, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information the Company management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934. Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

(b) Changes in Internal Controls.

        There was no change in the Company’s “internal control over financial reporting” (as defined in rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the three-month period covered by this Report on Form 10-Q that has materially affected or is reasonable likely to materially affect the Company’s internal control over financial reporting subsequent to the date the chief executive officer and chief financial officer completed their evaluation.

PART II — OTHER INFORMATION

Item 1 – Legal Proceedings

        The Company is subject to several legal actions and proceedings in which various monetary claims are asserted. Management, after consultation with its corporate legal department and outside counsel, does not anticipate that any ultimate liability arising out of all such litigation and proceedings will have a material adverse effect on the financial condition of the Company except as set forth below.

Berry, et al. v. Titeflex Corp., et al.

Case No. CV-2004-211, Circuit Court of Clark County, Arkansas, filed November 15, 2004.

        Four individual residents of Arkansas and an individual Texas resident have sued the top four manufacturers of corrugated stainless steel tubing (“CSST”), including Omega Flex, Inc. as the manufacturer of TracPipe® brand CSST. The complainant proposes a national class action on behalf of all owners of installed CSST. Installed CSST is alleged to be defective because it is alleged to be more susceptible to failure from near-lightning strikes than traditional black iron pipe and because the manufacturers allegedly failed to warn of CSST’s allegedly heightened susceptibility to such damage.

        The Company has filed motions to dismiss the amended complaint and the cross-complaint of the individual Arkansas plumber defendant, who likewise proposed a class action cross-claim on behalf of installers of CSST. Full discovery is proceeding and disposition of the class certification issue is expected in 2006. The Company will oppose both class certification and any request for a national class. The Company believes it has valid defenses to the issues of both class certification and product liability and the Company will contest these claims vigorously. At this time the Company believes that no estimation of potential liability in the matter can be reasonably made. It is the nature of class action litigation in general, and, accordingly, this matter in particular, that if there should be an adverse decision on the issue of certification of a national class of CSST owners and an adverse decision on the issue of product liability, the financial position and results of operation of the Company could be materially adversely affected.

Item 3 — Defaults Upon Senior Securities

        Certain inter-company dividends paid by the Company to Mestek in 2004 and 2005, prior to the “spin-off” transaction described in more detail in Note 4, caused the Company to be in technical breach of two loan covenants relating to the mortgage note for certain periods. The Company paid all amounts due under the mortgage note during the periods of the above technical breaches. Based on discussions with Sovereign Bank, the Company expects that the bank will provide a written waiver of such defaults. The Company believes that it is in compliance with all required covenants as of June 30, 2005.

Item 6 — Exhibits And Reports On Form 8-K

Exhibit No.	Description

11.1	Statement re: Computation of Per Share Earnings.
31.1	Certification of Chief Executive Officer of Omega Flex, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer of Omega Flex, Inc. pursuant to 15d-14(a) promulgated under the
Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Omega Flex, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

        The Company filed a Report on Form 8-K on August 15, 2005 regarding Results of Operations and Financial Condition to report earnings for the quarter ended June 30, 2005.

        The Company filed a Report on Form 8-K on July 28, 2005 regarding the mailing to its shareholders of record as June 23, 2005 a definitive registration statement on Form 10 regarding the spin-off by Mestek, Inc. of its 86% ownership interest in the Company.

        The Company filed a Report on Form 8-K on June 23, 2005 regarding the filing of a second preliminary information statement on Schedule 14C regarding the spin-off by the Company of its 86% ownership interest in Omega Flex, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 6, 2005	OMEGA FLEX, INC. (Registrant) BY: /S/ E. Lynn Wilkinson —————————————— E. Lynn Wilkinson Vice President - Finance and Chief Financial Officer