Form 10-Q
period 2005-09-30
Omega Flex, Inc.
filed 2005-11-14
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes {x} No { }

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Yes { } No {x}

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act).                Yes { } No {x}

The number of shares of the registrant’s common stock issued and outstanding as of November 1, 2005 was 10,153,633.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1 – Financial Statements

Condensed consolidated balance sheets at September 30, 2005 (unaudited)
and December 31, 2004 (audited)	3

Condensed consolidated statements of operations for the
three-months ended September 30, 2005 and 2004 and the
nine-months ended September 30, 2005 and 2004 (unaudited)	4

Condensed consolidated statements of cash flows for the
nine-months ended September 30, 2005 and 2004 (unaudited)	5

Notes to the condensed consolidated financial statements (unaudited)	6 – 10

Item 2- Management’s Discussion and Analysis of Financial Condition
and Results of Operations	11 - 16

Item 3 – Quantitative and Qualitative Information About Market Risks	16

Item 4 – Controls and Procedures	16

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	17

Item 3 – Default on Senior Securities	17

Item 6 – Exhibits	17

SIGNATURE	18

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31
	2005	2004
	(unaudited)
	(Dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$7,325	$280
Accounts Receivable - less allowances of
$33 and $69 respectively	9,476	8,780
Inventories	6,279	5,432
Intercompany Receivable from Parent Company	---	16,572
Other Current Assets	659	235

Total Current Assets	23,739	31,299

Property and Equipment - net	5,787	5,697
Goodwill-net	3,526	3,526
Note Receivable from Mestek	3,250	---
Other Long Term Assets	338	---

Total Assets	$36,640	$40,522

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$186	$186
Accounts Payable	987	1,847
Accrued Compensation	1,886	1,936
Common Stock Subject to Put Obligation (see Note 6)	-	3,465
Accrued Commissions	417	346
Other Accrued Liabilities	5,801	5,060

Total Current Liabilities	9,277	12,840

Long-Term Debt	3,271	3,411
Deferred Taxes	118	235
Other Long-term Liabilities	230	36

Total Liabilities	12,896	16,522

Minority Interests	17	4

Shareholders’ Equity:
Common Stock – 10,153,633 shares issued	102	52
Paid in Capital	11,739	9,046
Retained Earnings	11,405	14,437
Accumulated Other Comprehensive Income	481	461

Total Shareholders’ Equity	23,727	23,996

Total Liabilities and Shareholders’ Equity	$36,640	$40,522

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three-months ended		For the nine-months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except earnings per Common Share)

Net Sales	$17,087	$11,693	$45,579	$33,820

Cost of Goods Sold	8,601	5,804	22,790	16,886

Gross Profit	8,486	5,888	22,789	16,934

Selling Expense	2,484	2,075	7,269	6,127
General and Administrative Expense	2,295	1,306	5,943	3,544
Engineering Expense	415	459	1,047	1,365

Operating Profit	3,292	2,048	8,530	5,898

Interest Income, Net	12	107	99	253
Other Income, Net	127	61	134	74

Income Before Income Taxes	3,431	2,216	8,763	6,225

Income Tax Expense	1,491	955	3,755	2,642

Net Income	$1,940	$1,261	$5,008	$3,583

Basic Earnings per Common Share:
Net Income	$0.19	$0.14	$0.49	$0.41

Basic Weighted Average Shares Outstanding	10,154	8,732	10,154	8,732

Diluted Earnings per Common Share:
Net Income	$0.19	$0.12	$0.49	$0.35

Diluted Weighted Average Shares Outstanding	10,154	10,154	10,154	10,154

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine -months ended
	September 30,
	2005	2004
	(Dollars in thousands)

Cash Flows from Operating Activities:
Net Income	$5,008	$3,583
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	501	554
Stock Based Compensation Expense	587	538
Provision for Losses on Accounts
Receivable, net of write-offs and recoveries	3	74
Change in Minority Interests	13	1
Changes in Assets and Liabilities:
Accounts Receivable	(737)	(1,923)
Inventory	(1,075)	(437)
Accounts Payable	(857)	450
Accrued Compensation	(50)	(139)
Intercompany with Foreign Subsidiary	193	---
Other Liabilities	(3,172)	2,430
Other Assets	(785)	9
Net Cash Provided by Operating Activities	(371)	5,140

Cash Flows from Investing Activities:
Capital Expenditures	(591)	(220)
Net Cash (Used in) Provided by Investing Activities	(591)	(220)

Cash Flows from Financing Activities:
Principal Payments Under Long
Term Debt Obligations	(140)	---
Proceeds from Issuance of Long Term Debt	---	3,643
Proceeds from Issuance of Common Stock	50	---
Notes Receivable from Mestek, Inc.	7,974	(8,547)
Net Cash Provided by (Used In) Financing Activities	7,884	(4,904)

Net Increase (Decrease) in Cash and Cash Equivalents	6,922	16

Translation effect on cash	123	80
Cash and Cash Equivalents - Beginning of Period	280	264

Cash and Cash Equivalents - End of Period	$7,325	$360

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

The accompanying consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). The Company’s unaudited consolidated financial statements for the quarter ended September 30, 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes that may be required by generally accepted accounting principles for complete financial statements. All material inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, the financial statements include all material adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. Other than its subsidiaries, Exton Ranch, Inc., a Delaware corporation, and Omega Flex Limited, an English corporation, the Company has no equity or debt investments in any other entities.

Note 2- Accounting Policies

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

Revenue Recognition

The Company’s revenue recognition activities relate almost entirely to the manufacture and sale of flexible metal hose and pipe. Under generally accepted accounting principles, revenues are considered to have been earned when the Company has substantially accomplished what it must do to be entitled to the benefits represented by the revenues. The following criteria represent preconditions to the recognition of revenue:

•	Persuasive evidence of an arrangement for the sale of product or services must exist.
•	Delivery has occurred or services rendered.
•	The sales price to the customer is fixed or determinable.
•	Collection is reasonably assured.

The Company generally recognizes revenue upon shipment in accordance with the above principles.

Earnings per Common Share

Basic earnings per share have been computed using the weighted average number of common shares outstanding. Stock options for the Company’s common stock (as more fully described in Note 6) were considered in the computation of diluted earnings per share, except when such effect would be anti-dilutive. Basic and diluted weighted average shares outstanding have been adjusted for all periods to give retroactive effect to the stock split which was completed on June 23, 2005, as more fully described in Note 3.

Stock Based Compensation

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“FAS No. 123”). As permitted by the accounting standard, the Company has chosen to continue to account for stock-based compensations using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25. Accordingly, no compensation expense has been recognized for its stock-based compensation plan, except as explained in Note 6.

The Company made no option grants, modifications of option grants, or settlement of option grants in the three year period ended December 31, 2004 and accordingly, there was no compensation expense impact or pro forma adjustments to Net Income, Basic earnings per share or Diluted earnings per share.

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

Income Taxes

The Company has elected in 2004 and prior years to file its federal income tax return as part of the consolidated tax return of Mestek, Inc., its former parent company. Mestek and the Company accounted for the Company’s federal tax liabilities on the “separate company basis” method in accordance with FAS 109, Accounting for Income Taxes. Under this method the Company recorded tax expense and related deferred taxes and tax benefits in a manner comparable to that which it would have recorded if it were not affiliated with Mestek during those periods.

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

Other Comprehensive (Loss) Income

For the year ended December 31, 2004, and the quarter ended September 30, 2005 respectively, the components of Other Comprehensive (Loss) Income consisted solely of foreign currency translation adjustments.

Note 3 – Distribution from Mestek, Inc.

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

Note 4 - Inventories

	September 30,	December 31,
	2005	2004
	(unaudited)	(audited)
	(dollars in thousands)

Finished Goods	$4,408	$3,856
Raw materials	1,871	1,576

Total Inventory	$6,279	$5,432

Note 5 – Commitments, Contingencies and Warranties

Commitments:

The Company is obligated under indemnity agreements executed on behalf of 11 of the Company’s officers and directors. Under the terms of the agreements, the Company is contingently liable for costs which may be incurred by the officers and directors in connection with claims arising by reason of these individuals’ roles as officers and directors. The Company has obtained insurance policies against all or some of the contingent liabilities arising from such agreements.

As disclosed in Note 8, the Company has guaranteed the debt incurred by its wholly-owned subsidiary, Exton Ranch, Inc., for the purchase of the facility at 451 Creamery Way in which the Company conducts its manufacturing operations, and which the Company continues to lease from Exton Ranch, Inc.

The Company has entered into salary continuation agreements with two employees which provide for monthly payments to each of the employee or his designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65. The agreements also provide for survivorship benefits if the employee dies after retirement but before the expiration of the 15 year payment period; death benefits if the employee dies before attaining age 65; and severance payments if the employee is terminated without cause, the amount of which is dependent on the length of company service at the time of termination. The net present value of the retirement payments is included in Other Long-term Liabilities. The Company has obtained and is the beneficiary of two whole life insurance policies in respect of the two employees, and the cash surrender value of such policies exceeds the net present value of the Company’s obligations for the retirement payments at September 30, 2005.

Contingencies:

The Company retains significant obligations under its commercial insurance policies for losses occurring in the policy years in which it was a subsidiary of Mestek, Inc. For the policy year ending October 1, 2004.the Company retained liability for the first $2,000,000 per occurrence of commercial general liability claims (including products liability claims), subject to an agreed aggregate. For losses occurring in the policy year ended October 31, 2003, the Company retained liability for the first $500,000 per occurrence of commercial general liability claims (including product liability), subject to an agreed aggregate. In addition, for 2004 and 2003 the Company retained liability for the first $250,000 per occurrence of workers compensation coverage, subject to an agreed aggregate. However, for policy years beginning on July 22, 2005 (the effective date of the Spin Off), the Company retained liability for the first $25,000 per occurrence of commercial general liability claims (including products liability claims), subject to an agreed aggregate, and the Company is currently insured on a ‘first dollar’ basis for workers’ compensation, subject to statutory limits. The Company maintains reserves for its obligations under these various policies based on claim experience and the reserves established by the insurers in relation to these claims. The reserve balances at September 30, 2005 and December 31, 2004 were not material in amount.

The Company was obligated as a guarantor with respect to the debt of Mestek, Inc. under it primary commercial bank line of credit. As of the effective date of the distribution of the Company’s common stock by Mestek, Inc. to its shareholders (as disclosed in Note 3), the guaranty was cancelled and is no longer in effect.

The Company is subject to several legal actions and proceedings in which various monetary claims are asserted. Management, after consultation with its corporate legal department and outside counsel, does not anticipate that any ultimate liability arising out of all such litigation and proceedings will have a material adverse effect on the financial condition of the Company, except as set forth below. The case Berry, et al. v. Titeflex Corp., et al., is currently pending in Circuit Court of Clark County, Arkansas. In this case, four individual residents of Arkansas and an individual Texas resident have sued the top four United States manufacturers of corrugated stainless steel tubing (“CSST”), including Omega Flex, Inc. as the manufacturer of TracPipe® brand CSST. The complaint proposes a national class action on behalf of all owners of installed CSST. Installed CSST is alleged by the plaintiffs to be defective because it is alleged to be more susceptible to failure from near-lightning strikes than traditional black iron pipe and because the several manufacturers allegedly failed to warn of CSST’s allegedly heightened susceptibility to such damage. The Company believes it has valid defenses to the issues of both class certification and product liability and the Company will contest these claims vigorously. At this time, the Company believes that no estimation of potential liability in the matter can be reasonably made. It is the nature of class action litigation in general and this matter in particular, that if there should be an adverse decision on the issue of certification of a national class of CSST owners and an adverse decision on the issue of product liability, the financial position and results of operation of the Company could be materially adversely affected. Please refer to Part II, Item 1, “Legal Proceedings” for further information.

Warranty Commitments:

Gas transmission products, such as those made by the Company, carry potentially serious personal injury risks in the event of failures in the field. As a result, the Company has extensive internal testing and other quality control procedures and historically the Company has not had a meaningful failure rate in the field due to the extensive nature of these quality controls. Accordingly, the Company does not maintain a warranty reserve.

Note 6 – Termination of “Put” Rights

In 1996, The Company had previously adopted a stock option plan (Plan) that provided for the granting of both Incentive and Non-Qualified Stock Options (as those terms are defined in the Internal Revenue Code) of up to 200 shares of the Company’s common stock to certain employees of the Company at fair market value as of the date of grant. Options to purchase an aggregate of 140 shares of the common stock of the Company, representing a 14% equity share in the Company, were granted to two executives, Kevin Hoben, President and Mark Albino, Senior Vice President, effective July 1, 1996. All of the options granted subsequently vested in accordance with the terms of the Plan, and were exercised on October 13, 2004. The Company received the $1,260,000 exercise price. Upon the exercise of the outstanding options by the two management shareholders, the Plan was terminated.

Through a separate agreement, the option holders (now shareholders in the Company) had a put right after exercise which allowed them to sell their shares to the Company at an amount based upon book value, and the Company had a corresponding call option at an amount based upon book value. Under the terms of the agreement, the put right expired with the registration of the Company’s securities under federal securities laws. In accordance with APB 25, the Company has reflected pre-tax charges to earnings as of September 30, 2004 and September 30, 2005 of approximately $349,000 and $501,000, respectively, for the compensation value in those periods of the options granted. These charges, which reflect the potential obligations of the Company relative to the put rights, have been credited to Common Stock Subject to Put Obligation which is reflected in the accompanying financial statements in Current Liabilities. The cumulative balance accrued by the Company in the form of stock based compensation expense in respect of the put rights as of September 30, 2005 is $2,657,000. As of July 29, 2005, the effective date of the Spin-off (as disclosed in Note 5), the “put” right of the two management shareholders was terminated. The remaining liability relating to the “put” rights has been reclassified to Paid In Capital.

Note 7 – Dividends

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

Note 8 – Purchase of Exton Facility

On April 16, 2004, the Company’s subsidiary Exton Ranch, Inc. purchased from a third party the facility at 451 Creamery Way in Exton, Pennsylvania in which Omega conducts its manufacturing operations, and which Omega continues to lease from Exton Ranch, Inc. To finance this purchase, Exton Ranch borrowed $3,720,000 from Sovereign Bank evidenced by a mortgage note payable to the bank. The mortgage note bears interest at LIBOR, plus 1.75% and matures on April 16, 2014. The mortgage note is amortized on a twenty-year schedule, but matures ten years after the date of the mortgage note. The monthly payments include a fixed principal payment of $15,500 per month and a variable interest payment based on the above formula. The mortgage note is secured by a first priority Open End Mortgage and Security Agreement on the property, and by the guaranty of Omega.

Note 9 - Segment and Geographic Information

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

Total revenues from international sources were $1,596,000 and $4,059,000 for the three months and nine months ended September 30, 2005, respectively, and $919,000 and $2,536,000 for the three months and nine months ended September 30, 2004, respectively. The Company’s revenues from international sources were primarily generated from customers located in Canada and Europe.

Note 10 – Intercompany Receivable from Former Parent Company

Upon the effective date of the Spin-off, Mestek was indebted to the Company in an approximate amount of $3.25 million, as a result of the prior intercompany financial relationship between the Company as a subsidiary and Mestek as the corporate parent. This indebtedness has been converted into a formal promissory note payable in three years and bearing interest at 5.03% per annum, which is equal to the three year U.S. Treasury note yield plus 100 basis points prevailing on the date the note was executed.

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

Certain statements in this Quarterly Report on Form 10-Q that are not historical facts, but rather reflect the Company’s current expectations concerning future results and events, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believes”, “expects”, “intends”, “plans”, “anticipates”, “hopes”, “likely”, “will”, and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

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

OVERVIEW

As disclosed in Note 3 to the Financial Statements, the Company is a former subsidiary of Mestek, Inc. On July 29, 2005, Mestek, Inc. effected a distribution of its 86% ownership of the Company’s common stock to the Mestek record shareholders. This distribution was preceded by the filing on July 22, 2005 of a definitive registration statement of the Company’s common stock on Form 10 with the Securities and Exchange Commission. The Company’s common shares began trading on the NASDAQ National Market under the trading symbol “OFLX” on August 1, 2005. Certain effects of the distribution are reflected in the changes of financial condition of the Company for the quarter ended September 30, 2005.

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

CHANGES IN FINANCIAL CONDITION

Cash and cash equivalents increased from $280,000 in December 31, 2004 to $7,325,000 in September 30, 2005. This increase is the result of the Company maintaining its own cash balances subsequent to the “Spin Off” and the cash generated by the Company’s business operations since the “Spin Off”. The inter-company receivable from parent of $16,572,000 was eliminated, primarily as a result of the repayment by Mestek of its debt to the Company (from Mestek’s share of the dividends paid by the Company to its then current shareholders), and the remaining balance (approximately $3,250,000) of the Company’s intercompany receivables was fixed and documented in a written promissory note upon consummation of the “Spin Off”, and is now recorded as Note Receivable from

Mestek. The dividends declared prior to the “Spin-Off” were declared in October 2004, and paid in two installments in October 2004 in the amount of $9,000,000, and in January 2005 in the amount of $ 9,350,000, of which $8,041,000 was charged against retained earnings and $1,309,000 was charged against Common Stock Subject to Put Obligations. The payment of these dividends also reduced the Company’s retained earnings, although the Company’s continued earnings during the first nine months of 2005 dampened the overall impact of the dividend on retained earnings.

The balance of the liability for the Put Obligation ($2,693,000) was converted to Paid in Capital effective with the date of the “Spin Off.”

Other accrued liabilities decreased $2,039,000 from $5,060,000 at December 31, 2004 to $3,021,000 at September 30, primarily reflecting the payment of year-end customer rebates for the year 2004.

RESULTS OF OPERATIONS

Three months ended September 30, 2005 vs. September 30, 2004

The Company reported comparative results from continuing operations for three-months period ended September 30, 2005 and 2004 as follows:

	Three-months ended September 30,
	2005	2005	2004	2004
	($000)%		($000)%

Net Sales	$17,087	100.00%	$11,693	100.00%
Gross Profit	$8,486	49.7%	$5,888	50.4%
Operating Profits	$3,292	19.3%	$2,048	17.5%

The Company’s sales increased $5,394,000 (46.1%) to $17,087,000 in the three-months period ended September 30, 2005, as compared against $11,693,000 in the three-months period ended September 30, 2004, due to continued strong sales of the Company’s flagship TracPipe® flexible gas piping product and its patented connection system. Sales of TracPipe( were sustained by relatively strong single family and multi-family residential construction activity. The $5,394,000 increase in sales from three-months period ended September 30, 2004 to three-months period ended September 30, 2005 reflects volume increases of $4,162,000 and net price increases of $1,232,000.

The Company’s gross profit margins were down slightly from 50.4% in the three-months period ended September 30, 2004 to 49.7% in the three-months period ended September 30, 2005 indicative of inflationary pressures affecting stainless steel and other commodities, softened somewhat by manufacturing efficiencies.

Reflecting the factors mentioned above, Operating Profit margins, increased by 1.8 percentage points from $2,048,000 in the three-months period ended September 30, 2004 to $3,292,000 in the three-months period ended September 30, 2005.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs. Selling expense was $2,484,000 and $2,075,000 for the three months ended September 30, 2005 and 2004, respectively. The $409,000 increase in selling expenses is due to increased sales commissions and costs of additional personnel in the sales force. Sales expense as a percentage of sales declined from 17.7% for the three months ended September 30, 2004 to 14.5% for the three months ended September 30, 2005.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $2,295,000 and $1,306,000 for the three months ended September 30, 2005 and 2004, respectively. The $989,000 increase in expenses is attributable to legal expenses and to management compensation as well as expenses associated with operating as a public company. For the preceding reasons, general and administrative expense, as a percentage of sales, increased from 11.2% for the three months ended September 30, 2004 to 13.4% for the three months ended September 30, 2005.

Engineering Expense. Development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $415,000 and $459,000 for the three months ended September 30, 2005 and 2004 respectively. The $44,000 decrease in engineering expenses is due almost entirely from decreased expenditures associated with the certification and qualification of new products. Accordingly, engineering expenses as a percentage of sales decreased from 3.9% for the three months ended September 30, 2004 to 2.4% for the three months ended September 30, 2005.

Interest Income-Net. Interest income-net includes interest income on the note receivable from Mestek which bears interest at 5.03% per annum, interest income from the Company’s newly-enacted investment account for excess cash, and interest expense associated with the commercial bank borrowings in April 2004 related to the Company’s purchase of its manufacturing premises. The mortgage note bears interest at LIBOR plus 1.75%. Interest income was $57,000 in the three-months period ended September 30, 2005 and $153,000 for the three-months period ended September 30, 2004. The note receivable from Mestek decreased from $22,606,000 at September 30, 2004 to $3,250,000 at September 30, 2005. Interest Expense was $45,000 for the three-months ended September 30, 2005 and $46,000 for the 3 months ended September 30, 2004.

Other Income-Net. Other Income-net primarily consists of realized foreign currency exchange gains (losses) on Omega Flex Limited payments for accounts payable, interest and management fee to Omega Flex, Inc., its parent corporation.

Income Tax Expense. For three-months period ended September 30, 2005, the Company’s effective income tax rate varied slightly from the statutory rates for both federal and state income taxes due to limitations on deductions related to Incentive Stock Options.

Nine months ended September 30, 2005 vs. September 30, 2004

The Company reported comparative results from continuing operations for the nine-month period ended September 30, 2005 and nine-months ended September 30, 2004 as follows:

	Nine-months ended September 30,
	2005	2005	2004	2004
	($000)%		($000)%

Net Sales	$45,579	100.00%	$33,820	100.00%
Gross Profit	$22,789	50.0%	$16,934	50.1%
Operating Profits	$8,530	18.7%	$5,898	17.4%

The Company’s sales increased $ 11,759,000 (34.8%) to $45,579,000 in the nine-months period ended September 30, 2005, as compared to $33,820 in the nine-months period ended September 30, 2004, due to continued strong sales of the Company’s flagship TracPipe® flexible gas piping product and its patented connection system. Sales of TracPipe( were sustained by relatively strong single family and multi-family residential construction activity. The $11,759,000 increase in sales from the nine-month period ended September 30, 2004 to the nine-month period ended September 30, 2005 reflects volume increases of $7,811,000and net price increases of $3,948,000.

The Company’s gross profit margins were decreased slightly from 50.1% in the nine-month period ended September 30, 2004 to 50.0% in the nine months period ended September 30, 2005 indicative of our abilities to effectively price our products, despite inflationary pressures affecting stainless steel and other commodities

Selling Expenses. Selling expense was $7,269,000 and $6,127,000 for the nine-month period ended September 30, 2005 and 2004, respectively. The $1,142,000 increase in selling expenses is due to increased sales commissions and freight costs on incremental sales, and costs of additional personnel in the sales force at our foreign subsidiary. Sales expense as a percentage of sales declined from 18.1% for the nine-month period ended September 30, 2005 to 15.9% for the nine-month period ended September 30, 2004.

General and Administrative Expenses. General and administrative expenses were $5,943,000 and $3,544,000 for the nine months ended September 30, 2005 and 2004, respectively. The $2,399,000 increase in expenses is attributable to legal, management compensation, and costs associated with the “spin-off” from Mestek, Inc. For the preceding reasons, general and administrative expense, as a percentage of sales, increased from 10.5% for the nine months ended September 30, 2004 to 13.0% for the nine months ended September 30, 2005.

Engineering Expense. Engineering expenses were $1,047,000 and $1,364,000 for the nine months ended September 30, 2005 and 2004 respectively. The $317,000 decrease in engineering expenses is due mostly to decreased expenditures associated with the certification and qualification of new products. Accordingly, engineering expenses as a percentage of sales decreased from 4.0% for the nine months ended September 30, 2004 to 2.3% for the nine months ended September 30, 2005.

Interest Income-Net. Interest income-net includes interest income on the note receivable from Mestek which bears interest at 5.03% per annum, interest income from the Company’s newly-enacted investment account for excess cash, and interest expense associated with the commercial bank borrowings in April 2004 related to the Company’s purchase of its manufacturing premises. The mortgage note bears interest at LIBOR plus 1.75%. Interest income was $227,000 in the nine-months period ended September 30, 2005 and $304,000 for the nine-months period ended September 30, 2004. The note receivable from Mestek decreased from $22,606,000 at September 30, 2004 to $3,250,000 at September 30, 2005. Interest Expense was $128,000 for the nine-months ended September 30, 2005 and $51,000 for the nine months ended September 30, 2004.

Other Income-Net. Other Income-net primarily consists of realized foreign currency exchange gains (losses) on Omega Flex, Ltd. payments for accounts payable, interest and management fee to Omega Flex, Inc., the Parent.

Income Tax Expense. For nine-month period ended September 30, 2005, the Company’s effective income tax rate varied slightly from the statutory rates for both federal and state income tax due to limitations on deductions related to Incentive Stock Options.

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

•	Persuasive evidence of an arrangement for the sale of product or services must exist.
•	Delivery has occurred or services rendered.
•	The sales price to the customer is fixed or determinable.
•	Collection is reasonably assured.

The Company generally recognizes revenue upon shipment in accordance with the above principles.

Accounting for Income Taxes

The Company has elected in 2004 and prior years to file its federal income tax return as part of the consolidated tax return of Mestek, Inc. its former parent company. Mestek and Omega account for Omega’s federal tax liabilities on the “separate company basis” method in accordance with FAS 109, Accounting for Income Taxes. Under this method Omega recorded tax expense and related deferred taxes and tax benefits in a manner comparable to that which it would have recorded if it were not affiliated during those periods with Mestek.

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

IMPACT OF INFLATION

Stainless steel and other related commodities represent a significant portion of the Company’s prime costs. As such, the Company’s margins are vulnerable to inflationary pressures which affect the commodity markets from time to time. Gross profit margins were down slightly in the three-month period ended September 30, 2005 from the comparable period in 2004, which is indicative of inflationary pressures affecting stainless steel and other commodities, mitigated somewhat by manufacturing efficiencies. However, in the nine month period ended September 30, 2005, gross profit margins were essentially unchanged from the comparable period in 2004 due to the timely implementation of price increases to our customers and to increased manufacturing efficiencies.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005 and December 31, 2004, the Company had no commercial bank line of credit for working capital purposes. The Company had historically relied upon its former corporate parent, Mestek, Inc. (Mestek), to provide working capital and other credit as needed through an intercompany account relationship; however, the Company consistently transferred more cash to Mestek than it has borrowed resulting in a cumulative intercompany receivable from Mestek. The Company discontinued the coordination of its bank accounts with Mestek on or about July 5, 2005, so that the Company continued to receive all of the proceeds from the payment of its accounts receivable, and Mestek continued to pay the Company’s account payables until on or about July 21, 2005, at which time the Company began paying its own accounts payable. The Company’s intercompany receivable from Mestek was fixed and documented in a written promissory note upon the consummation of the Spin-off (as described in Note 3 to the consolidated financial statements), in the principal amount of $3,249,615 . The Mestek promissory note bears interest at a rate equal to 5.03%, which is equal to the three year U.S. Treasury note yield plus 100 basis points prevailing on the date the note was executed, and is payable in full after three years from the effective date of the Spin-off. The Company has accumulated approximately $7,325,000 in cash and cash equivalents which are invested in a short-term investment facility.

The Company believes its liquidity position as of September 30, 2005 and December 31, 2004 is fully adequate to meet foreseeable future needs. The Company also believes that it will possess adequate cash reserves and will be able to obtain sufficient working capital lines of credit to meet its day-to-day needs including any acquisitions or capital expenditures it can reasonably foresee at this time.

CONTINGENT LIABILITIES AND GUARANTEES

See Note 5 to the Company’s financial statements.

The Company is obligated as a guarantor for the debt incurred by its wholly-owned subsidiary, Exton Ranch, Inc., for the purchase of the facility at 451 Creamery Way, Exton, Pennsylvania, as disclosed in Note 8 to the financial statements.

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

At the end of the fiscal third quarter of 2005, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission. The Company’s management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934. Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time. However, the Company’s management has disclosed to its audit committee and to its independent auditors a control deficiency regarding two non-material contractual commitments that were not previously recorded in the Company’s financial records. As of September 30, 2005, the Company has recorded these non-material contractual commitments without any material impact on the current or prior period financial results.

(b)	Changes in Internal Controls.

There was no change in the Company’s “internal control over financial reporting” (as defined in rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the three-month period covered by this Report on Form 10-Q that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting subsequent to the date the chief executive officer and chief financial officer completed their evaluation.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is subject to several legal actions and proceedings in which various monetary claims are asserted. Management, after consultation with its corporate legal department and outside counsel, does not anticipate that any ultimate liability arising out of all such litigation and proceedings will have a material adverse effect on the financial condition of the Company, except as set forth below.

Berry, et al. v. Titeflex Corp., et al.

Case No. CV-2004-211, Circuit Court of Clark County, Arkansas, filed November 15, 2004.

Four individual residents of Arkansas and an individual Texas resident have sued the top four manufacturers of corrugated stainless steel tubing (“CSST”), including Omega Flex, Inc. as the manufacturer of TracPipe® brand CSST. The complaint proposes a national class action on behalf of all owners of installed CSST. Installed CSST is alleged to be defective because it is alleged to be more susceptible to failure from near-lightning strikes than traditional black iron pipe and because the manufacturers allegedly failed to warn of CSST’s allegedly heightened susceptibility to such damage.

The Company has filed motions to dismiss the amended complaint and the cross-complaint of the individual Arkansas plumber defendant, who likewise proposed a class action cross-claim on behalf of installers of CSST. Full discovery is proceeding and disposition of the class certification issue is expected in the second half of 2006. The Company will oppose both class certification and any request for a national class. The Company believes it has valid defenses to the issues of both class certification and product liability and the Company will contest these claims vigorously. At this time, the Company believes that no estimation of potential liability in the matter can be reasonably made. It is the nature of class action litigation in general and this matter in particular, that if there should be an adverse decision on the issue of certification of a national class of CSST owners and an adverse decision on the issue of product liability, the financial position and results of operation of the Company could be materially adversely affected.

Item 3 - Defaults Upon Senior Securities

Certain inter-company dividends paid by the Company to Mestek in 2004 and 2005, prior to the “spin-off” transaction described in more detail in Note 5, caused the Company to be in technical breach of two loan covenants relating to the mortgage note for certain periods. The Company paid all amounts due under the mortgage note during the periods of the above technical breaches. On September 6, 2005, the Company received a waiver of the technical breach and revised Loan Covenants which are more conducive to the Company’s operations as a public company. The Company believes that it is in compliance with all required covenants as of September 30, 2005.

Exhibit

No.	Description

31.1	Certification of Chief Executive Officer of Omega Flex, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Omega Flex, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Omega Flex, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA FLEX, INC.

(Registrant)

Date: November 14, 2005	By: /S/ E. Lynn Wilkinson_________________________

E. Lynn Wilkinson

Vice President – Finance

and Chief Financial Officer

Page 18