Form 10-K
period 2005-12-31
Omega Flex, Inc.
filed 2006-03-31
CIK 1317945

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended           December 31, 2005

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ______________________

Commission File Number	000-51372

Omega Flex, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-1948942
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

451 Creamery Way, Exton, PA	19341
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	610-524-7272

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Not Applicable	Not Applicable

Securities registered pursuant to section 12(g) of the Act:

Common

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐	No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                           Yes ☒No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                          ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filed. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer [	]	Accelerated filer [	]	Non-accelerated filer ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐	No ☒

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2005, the last business day of the most recently completed second quarter of 2005 was $0.00. As of June 30, 2005, all of the registrant’s voting stock was held by affiliates of the registrant.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.                 Yes [ ]No [ ]

The number of shares of the registrant’s common stock issued and outstanding as of March 31, 2006 was 10,153,633.

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2006 Annual Meeting of Shareholders to be filed hereafter are incorporated by reference into Part II (Item 5) and Part III (Items 10-14) of this Report on Form 10-K and certain Exhibits to previous filings with the Securities and Exchange Commission are incorporated by reference into Part IV, Item 15 of this Report on Form 10-K.

PART I

Item 1 - BUSINESS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K that are not historical facts -- but rather reflect our current expectations concerning future results and events -- constitute forward-looking statements. The words “believes,” “expects,” “intends,” “plans,” “anticipates,” “intend,” “estimate,” “potential,” “continue,” “hopes,” “likely,” “will,” and similar expressions, or the negative of these terms, identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements of Omega Flex, or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

Important factors that might cause our actual results to differ materially from the results contemplated by these forward-looking statements are contained in “Risk Factors” on page 9 and elsewhere in this report and our future filings with the Securities and Exchange Commission.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of the date of this annual report statement. We undertake no obligation to update the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances.

GENERAL

DESCRIPTION OF OUR BUSINESS

Overview of the Company

We are a leader in the manufacture and sale of flexible metal hose for applications in conveying various liquids and gases within a number of diverse industries, including construction, transportation, steel, pharmaceutical, and petrochemical. The various product lines include corrugated metal hoses in a broad range of sizes and alloys, including three grades of stainless steel, bronze, Inconel and Hastelloy. We also manufacture a wide range of pressure reinforcing braids for our hoses in both metallic and synthetic constructions. These products are used in a wide variety of applications primarily for the processing industries, transportation industry, medical and semiconductor markets, and for instrumentation, as well as the construction industry.

Industry Overview

The flexible metal hose industry is highly fragmented and diverse, with over 10 companies producing flexible metal hose in the United States, and at least that many in Europe, Japan and Asia. Because of its simple and ubiquitous nature, flexible metal hose can be applied and has been applied to a number of different applications across a broad range of industries.

                The major market categories for flexible metallic hose include automotive, aerospace, residential and commercial construction, and general industrial. Omega Flex participates in the latter two, which in the aggregate represent about 50% of the total market opportunity for flexible metallic hose. The major use of corrugated stainless steel tubing in the residential and commercial construction markets is primarily for flexible gas piping and gas appliance connectors and secondarily as pump connectors and seismic loop to isolate vibration in mechanical piping systems in commercial buildings. The general industrial market includes all of the processing industries, the most important of which include primary steel, petrochemical, pharmaceutical, as well as specialty applications for transfer of fluids at both extremely low and high temperatures, (such as the conveying of cryogenic liquids) and a highly fragmented OEM market, as well as a maintenance and repair market.

None of our competitors is dominant in more than one market. We are a leading supplier of flexible metal hose in each of the two broad markets in which we participate. Our assessment of our overall competitive position is based on several factors. The flexible gas piping market in the U.S. is currently concentrated in the residential housing market, and based on the reports issued by the national trade groups on housing construction, the level of acceptance of flexible gas piping in the construction market, and the average usage of flexible gas piping in a residential building, we are able to estimate with a high level of accuracy the size of the total gas piping market, and based on our sales our position within that market. For other applications, industry trade groups collect and report on the size of the relevant market, and we can estimate our percentage of the relevant market based on our sales as compared to the market as a whole.

Furthermore, the customer base for the products we sell is widely known, as is which manufacturer is aligned with which customers. Independent manufacturers’ sales representatives have good estimates and in many cases, factual information on the volume of purchases of customers in their territories. Because there are gross differences in the market shares of many of the competing manufacturers, it is possible to reasonably assess shared positions. Large national accounts also have a sense as to shared positions as well, because they have relationships with most of the competing manufacturers and will share opinions. Lastly, the term “leading” implies a host of issues other than sales volume and share position. This includes the range and capability of the product line, history of product development and new product launches, all of which is in public domain. Based on this alone, we are without question the undisputed leader in at least one of the two major market segments in which we participate.

Development of Business

We were incorporated in 1976 under the name of Tofle America, Inc. as the subsidiary of a Japanese manufacturer of flexible metal hose. For a number of years, we were a manufacturer of flexible metal hose that was sold primarily to customers using the hose for incorporation into finished assemblies for industrial applications. We later changed our name to Omega Flex, Inc., and in 1996, we were acquired by Mestek, Inc. In 1997, we introduced our first new product – corrugated stainless steel tubing for use in carrying fuel gas within residential, commercial and industrial buildings. Our growth since 1997 has been primarily as a result of the growth in the use and acceptance of corrugated stainless steel tubing as an alternative to the traditional black iron pipe throughout the construction industry, and through the development of patented fittings and accessories to the corrugated stainless steel tubing that differentiate our systems from those of our competitors. In January 2005, Mestek announced its intention to distribute its equity ownership in our common stock to the Mestek shareholders. A registration statement for the Omega Flex common stock was filed with the Securities and Exchange Commission and the registration statement was declared effective on July 22, 2005. We also listed our common stock on NASDAQ National Market under the stock symbol “OFLX”, and began public trading of our common stock on August 1, 2005. All Mestek shareholders as of the record date for the distribution received one share of Omega Flex common stock for each share of Mestek common stock owned as of the record date. We are now a totally separate company from Mestek, and we do not use or share any material assets of service of Mestek in conducting our business. Our operating plans for the second half of 2005 and the first half of 2006 were to continue to grow the distribution and sale of our TracPipe® flexible gas piping and industrial products, as well as to nurture new product development.

Overview of Current Business

Products

We have had the most success within the residential construction industry where our TracPipe® flexible gas piping has enjoyed wide acceptance due to its reliability and durability. Within that industry, the flexible gas piping products that we offer and similar products offered by our competitors face the stiffest challenge from the use of black iron pipe that has traditionally been used by the construction industry in the United States and Canada for the piping of fuel gases within a building. Prior to the introduction of the first corrugated stainless steel piping system in 1989, nearly all construction in the United States and Canada used traditional black iron pipe for gas piping. However, the advantages of corrugated stainless steel tubing in areas subject to high incidence and likelihood of seismic events had been first demonstrated in Japan. In a seismic event, the corrugated stainless steel tubing was shown to withstand the stresses on a piping system created by the shifting and movement of a seismic event better than rigid pipe. However, the advantages of corrugated stainless steel tubing over the traditional black iron pipe also included lower overall installation costs because the corrugated stainless steel tubing can be installed in long uninterrupted lines within the building.

The flexibility of the tube allows it to be bent by hand without any tools when a change in direction in the line is required. In contrast, black iron pipe requires that each bend in the pipe have a separate fitting attached. This requires the installer to thread the ends of the black iron pipe, apply an adhesive to the threads, and then screw on the fitting, all of which is labor intensive and costly, including testing and rework if the work is not done properly. As a result of these advantages, corrugated stainless steel tubing now commands approximately one-half of the market for fuel gas piping in new and remodeled residential construction in the United States, and the use of rigid iron pipe and to a lesser degree copper tube, accounts for the other half of the market. We have not yet established a strong presence in the commercial or institutional construction markets in the United States but continue to pursue those opportunities. We are an industry leader in the manufacture and sale of corrugated stainless steel tubing for use in fuel gas applications within residential, commercial and industrial buildings.

From its introduction in 1997, TracPipe® flexible gas piping has grown to be our primary product line, with other applications representing a minor portion of our business. While we remain firmly committed to maintaining a presence in the other applications and markets for flexible metal hose (both because of the opportunities in those applications and because they suggest new markets and new applications), we have increasingly become an organization oriented to the manufacture and distribution of flexible gas piping products. The growth in the flexible gas piping application domestically has superseded the prior technologies represented by traditional black iron pipe or copper tube. We plan to continue our growth through continued inroads against older technologies, both in the United States and overseas in geographic areas that have access to natural gas distribution systems.

As noted below, our flexible metal hose is used in a wide variety of applications besides flexible gas piping. Our involvement in these markets is important because just as the flexible gas piping applications have sprung from our expertise in manufacturing annular metal hose, so other applications may also evolve from our participation in the industry. For example, we currently have several development projects underway in various stages for several new applications, including transportation, high purity gases, and high-pressure applications. Our transportation products had its initial sales in 2005, and, some additional development and testing is required for the product to begin to reach its potential. Our high purity gas and high pressure applications are still in development.

Flexible metal hose is also used in a wide variety of industrial and processing applications where the unique characteristics of the flexible hose in terms of its flexibility, and its ability to absorb vibration and thermal expansion and contraction, has unique benefits over rigid piping. For example, in certain pharmaceutical processing applications, the process of developing the specific pharmaceutical may require rapid freezing of various compounds through the use of liquefied gases, such as liquefied nitrogen, helium or Freon. The use of flexible metal tubing is particularly appropriate in these types of applications. Flexible metal hose can accommodate the thermal expansion caused by the liquefied gases carried by it through the hose, and the total length of the hose will not significantly vary. In contrast, fixed or rigid metal pipe would expand and contract along its length as the liquid gases passed through it, causing stresses on the pipe junctions that would over time fatigue and fail. Alternatively, within certain industrial or commercial applications using steam, either as a heat source or in the industrial process itself, the pumps used to transfer the liquid or steam within the system are subject to varying degrees of vibration. Flexible metal hoses can be used as connections between the pump and the intake of the fluids being transferred to eliminate the vibration effects of the pumps on the piping transfer system.

Manufacturing

In each instance, whether the application is for corrugated stainless steel tubing for fuel gases, flexible metal hose for handling specialty chemicals or gases, or unique industrial applications requiring ability to withstand wide variations in temperature and vibration, all of our success rests on the metal hose made by Omega Flex. Most of our flexible metal hoses range in diameter from 1/4” to 2,” while certain applications require diameters of up to 14.” All of our smaller diameter pipe (2” inner diameter and smaller) is made by a proprietary process that is known as the rotary process. The proprietary process that we use to manufacture our annular hose is the result of a long-term development effort begun in 1995. Through continuous improvement, we have over the years developed and fine-tuned the process so that we can manufacture annular flexible metal hose on a high speed, continuous process. We believe that our own rotary process for manufacturing annular corrugated metal hose is the most cost efficient method in the industry, and that our rotary process provides us with a unique advantage in many of the industries in which we participate. As a result, we are able to provide our product on a demand basis. In December 2005, we achieved a delivery performance to the scheduled ship date of 93.4% for TracPipe® flexible gas piping. The quick inventory turnover reduces our costs for in-process inventory, and further contributes to our gross margin levels. We have also improved our productivity on a historical basis.

Raw Materials

We use various materials in the manufacture of our products primarily stainless steel for our flexible metal hose and polyethylene for our jacketing material on TracPipe® flexible gas piping. We also purchase all of our proprietary AutoFlare® brass fittings for use with the TracPipe® flexible gas piping. Although we have multiple sources qualified for all of our major raw materials and components, we have historically used one or two sources of supply for such raw materials and components. Our current orders for stainless steel and fittings are each placed with one or two suppliers. If any one of these sources of supply were interrupted for any reason, then we would have to devote additional time and expense in obtaining the same volume of supply from our other qualified sources. This potential transition, if it were to occur, could affect our operations and financial results during the period of such transition. Commodities markets in general and stainless steel in particular has had significant upward price movement in 2005, resulting in increasing costs to manufacture products and, in some cases, a tightening supply. We believe that with our purchase commitments for stainless steel, polyethylene and for our proprietary fittings, that we have adequate sources of supply for these raw materials and components and we have not had significant difficulty in obtaining the raw materials, component parts or finished goods from our suppliers in 2005. We believe that possible constriction in the supply of stainless steel will be alleviated in 2006 as additional global capacity now in progress becomes available. Continued volatility in the commodities marketplace and competitive conditions in the sale of our products may not allow us to pass along raw materials or component part price increases to our customers.

Business Seasonality

The demand for our TracPipe® flexible gas piping product may be affected by the construction industry’s demand, which generally may slacken in the winter months of each year due to cold and inclement weather. Accordingly, sales growth is usually higher in the spring, summer and fall, while sales in the winter may be static or rise only modestly. However, the effect of the winter weather may be offset by the increase in demand for flexible gas piping products in general as more contractors and installers choose to use flexible gas piping rather than black iron pipe.

Customers

We sell our products to customers scattered across a wide and diverse set of industries from construction to pharmaceutical with approximately 4,000 active customers. These sales channels include sales through independent sales representatives, distributors, original equipment manufacturers, direct sales, and sales through our website on the internet. We utilize various distribution companies in the sale of our TracPipe® flexible gas piping, and these distribution customers in the aggregate represent a material portion of our business. In particular, our customer Ferguson Enterprises represents 16% of the Company’s Net Sales for the year ended December 31, 2005, and 16% of the Accounts Receivable balance at December 31, 2005. All of this business is done on a purchase order basis for immediate resale commitments or stocking, and there are no long-term purchase commitments. In the event we were to lose an account, we would not expect any long-term reduction in our sales due to the broad end-user acceptance of our products. We would anticipate that in the event of a loss of any one or more distributors, that after an initial transition period, the sale of our products would resume at or near their historical levels. Furthermore, in the case of certain national distribution chains like Ferguson and other distributors, it is possible that there would continue to be purchasing activity from one or more regional or branch distribution customers. We sell our products within North America, primarily in the United States and Canada, and we also sell our products internationally, primarily in Europe through our sales office located outside of London, England. Our sales outside of North America are less than ten percent of our total net sales, with most of the sales occurring in the United Kingdom and elsewhere in Europe. We do not have a material portion of our long-lived assets located outside of the United States, and due to its small size, the foreign operations do not carry any additional risk from being located outside of the United States.

Distribution of Sales

As mentioned previously, we sell our products primarily through independent outside sales organizations, including independent sales representatives, distributors, fabricating distributors, wholesalers, and OEMs. We have a limited internal sales function that sells our products to key accounts, including OEMs and distributors of bulk hose. We believe that within each geographic market in which the independent sales representative, distributor or wholesaler is located that our outside sales organizations are the first or second most successful outside sales organization for the particular product line within that geographic area.

Competition

There are approximately ten manufacturers of flexible metal hose in the United States, and approximately that number in Europe, several in South America, and six to eight in the Far East. The U. S. manufacturers include Titeflex Corporation, Parker Hannifin Corporation, Ward Manufacturing, Truflex, Microflex, U. S. Hose, Hose Master, and several smaller privately held companies. No one manufacturer, as a general rule, participates in more than two of the major market categories as outlined above with most concentrating in just one. We estimate that we hold a number one or number two share position in the two major market categories in which we participate. In the flexible gas piping market, the U.S. market is currently concentrated in the residential housing market, and based on the reports issued by the national trade groups on housing construction, the level of acceptance of flexible gas piping in the construction market, and the average usage of flexible gas piping in a residential building, we are able to estimate with a high level of accuracy the size of the total gas piping market, and based on our sales our position within that market. For other applications, industry trade groups collect and report on the size of the relevant market, and we can estimate our percentage of the relevant market based on our sales as compared to the market as a whole. The larger of our two markets, the construction industry, has also been the fastest growing. As discussed elsewhere, black iron pipe or copper tube was historically used by all builders of commercial and residential buildings until the advent of flexible gas piping and changes in the relevant building codes. Since that time, flexible gas piping has taken an increasing share of the total amount of fuel gas piping used in construction, until at present we estimate that flexible gas piping is approximately one-half of the market for the residential component, but significantly less for commercial. Within the flexible gas piping market, we compete against five other manufacturers of flexible metal hose, including Titeflex, Parker Hannifin, and Wardflex.

In the industrial market, due to the number of applications in which flexible metal hose may be used, and the number of companies engaged in the manufacture and sale of flexible metal hose, the market is very fragmented, and we estimate that no one company has a predominant market share of the business over other competitors. The general industrial markets within Europe are very mature and tend to offer opportunities which are interesting to us in niche markets or during periods in which a weak dollar increases the demand for our products on a competitive basis. Such has been the case for several years and has created new relationships for us. Currently, we are not heavily engaged in the manufacture of flexible metal hose for the aerospace or automotive markets, but we continue to review opportunities in all markets for our products to determine appropriate applications that will provide growth potential and high margins. In some cases, where the product offering is considered a commodity, price is the overriding competing factor. In other cases, a proprietary product offering or superior performance will be the major factors with pricing being secondary and in some cases, a non-factor. The majority of our sales are to distributors and wholesalers, and our relationships with these customers are on an arms-length basis in that neither we nor the customers are so dependent on the other to yield any significant business advantage. From our perspective, we are able to maintain a steady demand for our products due to the broad acceptance of our products by end users, regardless of which distributor or wholesaler sells the product.

Backlog

Management does not believe that backlog figures are material to an understanding of our business because most products are shipped promptly after the receipt of orders.

Intellectual Property

We have a large portfolio of intellectual property, including approximately 93 patents issued in 23 countries around the world. The patents primarily cover the fittings used by the flexible gas piping to join the piping to a junction, assembly or appliance. Our AutoFlare® fitting is the leading fitting for use with flexible gas piping because it offers a metal-to-metal seal between the fitting and the tubing, and because of its robustness and ease of use. The metal-to-metal contact provides for a longer lasting and more reliable seal than fittings which use gaskets or sealing compounds that can deteriorate over time. In applications involving fuel gases in a building, the ability to maintain the seal and prevent the leaking of such gases over long periods of time is valued by our customers. We also have received a patent for the composition of the polyethylene jacket used in our CounterStrike® flexible gas piping product, which has increased ability to dissipate electrical energy in the event of a near by lightening strike. Finally, and as mentioned above, our unique rotary process for manufacturing flexible metal hose has been developed over the last ten years, and constitutes a valuable trade secret which we guard assiduously. The expiration dates for the several patents covering our AutoFlare® fittings will expire between 2016 and 2020 and the Counterstrike® patent will expire 2025. We currently have several patent applications pending in the United States and internationally covering improvements to our AutoFlare® fittings and our CounterStrike® polyethylene jacket.

We are currently engaged in two separate civil cases to protect our intellectual property rights. In one case currently pending in the U.S. District Court in Massachusetts, we have sued a flexible gas pipe competitor for infringement on one or more of our U.S. patents covering our AutoFlare® fittings used to connect the ends of the flexible gas piping. In another case pending in the Court of Common Pleas in Chester County, Pennsylvania, we have sued a former employee and a flexible metal hose competitor to enjoin the disclosure of our trade secrets covering our proprietary rotary manufacturing process. Both cases are currently pending in their respective venues. See “Item 3 – Legal Proceedings” for a more detailed description of the litigation.

Employees

As of December 31, 2005, we had 105 employees. Most of our employees are located in our main facility in Exton, Pennsylvania, which is currently our sole manufacturing facility, and which contains our engineering, finance, human resources and most sales personnel. Our factory workforce in Exton, Pennsylvania is not represented by a collective bargaining agent. We also maintain an office in Westfield, Massachusetts where five employees in management and sales are primarily assigned. We sublease our Westfield offices from Mestek. A number of individual sales personnel are scattered across the United States. We also maintain a sales office in the United Kingdom just outside of London, and that office has a total of five people. The United Kingdom sales personnel handle all sales and service for our products in Europe.

Environmental

Our manufacturing processes do not require the use of significant quantities of hazardous substances or materials, and therefore we are able to operate our Exton facility as a “small quantity generator” under the Resource Conservation and Recovery Act, 42 U.S.C. §§ 321 et seq. As a result, compliance with federal, state and local environmental laws do not pose a material burden on our business, and we are not required to expend any material amounts on capital expenditures for environmental control facilities for our manufacturing facility.

Item 1A – RISK FACTORS

You should carefully consider the following risk factors and all the other information contained in this annual report and our other filings in evaluating our business and investment in our common stock. We have not disclosed general risk factors that may be applicable to any for profit organization, such as general economic conditions, interest rates, labor supply and technological changes. Investors are cautioned to take into consideration the specific risk factors we have disclosed below and general risk factors before making an investment decision.

Risk Relating to Our Business

Certain of our competitors may have greater resources, or they may acquire greater resources.

Some of our competitors have substantially more resources than are available to us as a stand-alone company. For example, in the corrugated stainless steel tubing market, two of our competitors are divisions of large corporations with revenues measured in the billions of dollars. These competitors may be able to devote substantially greater resources to the development, manufacture, distribution and sale of their products than would be available to us as a stand-alone company. One or more competitors may acquire several other competitors, or may be acquired by a larger entity, and through a combination of resources be able to devote additional resources to their businesses. These additional resources could be devoted to product development, reduced costs in an effort to obtain market share, greater flexibility in terms of profit margin as part of a larger business organization, increased investment in plant, machinery, distribution and sales concessions. As a stand-alone company, the resources that may be devoted by us to meet any potential developments by larger, well-financed competitors may be limited.

We are dependent on certain raw materials and supplies that could be subject to volatile price escalation.

As a manufacturer of flexible metal hose, we must use certain raw materials in the manufacture of the hose. The primary raw material is stainless steel that is used in the forming of the hose, and various other steel products used in the wire braid overlay over some flexible metal hoses for additional strength and durability. We also use polyethylene in pellet form for the forming and extrusion of polyethylene jacket over corrugated stainless steel tubing for use in fuel gas applications, underground installations, and other installations that require that the metal hose be isolated from the environment. Finally, we also purchase our proprietary brass fittings used with the flexible metal hose that provide a mechanical means of attaching the hose to an assembly or junction. We attempt to limit the effects of volatile raw material prices by committing to annual purchase contracts for the bulk of our steel and polyethylene requirements, and for our requirements for fittings. We also have qualified several vendors to produce or manufacture our critical purchase requirements. However, there is no assurance that these precautions would eliminate all or most of the adverse effects of a sudden increase in the cost of materials or key components, or that the loss of one or more of our sources would not lead to higher costs because of less competition.

We face intense competition in all of our markets.

The markets for flexible metal hose are intensely competitive. There are a number of competitors in all markets in which we operate, and generally none of these markets has one dominant competitor – rather a large number of competitors exist, each having a proportion of the total market. One or more of our competitors may develop technologies and products that are more effective or which may cost less than our current or future products, or could potentially render our products noncompetitive or obsolete. Our prior success has been due to our ability to establish and maintain an effective distribution network which to some extent came at the expense of several competing manufacturers. There can be no assurance that our competitors will not be able to disrupt our distribution network by causing one or more of our sales representatives to drop our product lines. Similarly, due to the advantages of our proprietary manufacturing process, we believe we are one of the lowest cost producers of a majority of our products, and we take numerous precautions to protect our trade secrets and prevent our unique capabilities from being disclosed. However, as disclosed in “Item 3 – Legal Proceedings,” we are currently engaged in two litigation matters to protect our proprietary information and trade secrets. There can be no assurance we will be successful in current or future litigation with respect to our trade secrets and proprietary manufacturing process.

We may not retain our independent sales representatives, distributors and wholesalers.

Almost all of our products and all of product lines are sold by outside sales organizations. These independent sales organizations include sales representatives, distributors and wholesalers, and generally are geographically dispersed in certain territorial markets across the United States, Canada and elsewhere. These outside sales organizations are independent of us, and are typically owned by the individual principals of such firms. We enter into agreements with such outside sales organizations for the exclusive representation or distribution of our products, but such agreements are generally for terms of one year or less. At the expiration of the agreement, the agent or distributor may elect to represent a different manufacturer. As a result, we have no ability to control which flexible metal hose manufacturer any such sales organization may represent or carry. The competition to retain quality outside sales organizations is also intense between manufacturers of flexible metal hose since it is these sales organizations that generally can direct the sales volume to distributors and, ultimately, contractors and installers in important markets across the country, and in other countries in which we operate. The failure to obtain the best outside sales organization within a particular geographic market can limit our ability to generate sales of our products. In addition, our relationships with such sales representatives, distributors and wholesalers were initiated while we were a subsidiary of Mestek, and the establishment of these relationships may have benefited from our association with Mestek. While we currently have a fully developed sales and distribution network of superior outside sales organizations, there can be no assurance that any one or more of the outside sales organizations will elect to remain with us.

Our manufacturing plant may be damaged or destroyed.

All of our manufacturing capacity is currently located in our facility in Exton, Pennsylvania. We do not have any other manufacturing capacity for flexible metal hose. We cannot replicate our manufacturing methods at a supplier’s facility due to the confidential and proprietary nature of our manufacturing process. If the manufacturing portion of the Exton facility were destroyed or damaged in a significant manner, we would not be able to manufacture our flexible metal hose without delay or interruption. This could lead to a reduction in sales volume if customers were to purchase their requirements from our competitors, claims for breach of contract by certain customers with contracts for delivery of flexible metal hose by a certain date, and costs to replace our destroyed or damaged manufacturing capacity. The impact of any possible damage or destruction of our manufacturing facility may be offset to some extent by proceeds from our business interruption insurance policies. The fittings and accessories for the flexible metal hose are manufactured for us by several suppliers not located in Exton, Pennsylvania.

Our historical financial information may not be indicative of our future results as an independent company.

The historical financial information included in this annual report may not reflect what our results of operations, financial position and cash flows would have been had we been a separate publicly traded company during the periods presented and may not be indicative of our future results of operations, financial position and cash flows. We believe there are a number of reasons for this:

•

As a subsidiary of Mestek, we received various services from Mestek and from outside vendors, and Mestek allocated expenses for these services and allocated a corporate charge to us. The amounts we paid for these services may have been more or less than the amounts that would have been incurred had we performed or acquired these services ourselves or that we have incurred as a separate company;

•	Our historical financial information prior to the distribution does not reflect certain events and changes that occurred as a result of our Spin-Off from Mestek,

including, the establishment of our capital structure, the incurrence of commercial bank debt and interest expense and changes in our expenses as a result of new treasury, employee benefit, tax and other functions that we have assumed.

For a further discussion of our financial information, see “Selected Historical Financial and Operating Data” and “Audited Financial Statements”.

We are primarily dependant on one product line for most of our sales.

Most of our sales are derived from the sale of TracPipe® flexible gas piping and to a lesser extent CounterStrike® flexible gas piping and accessories, including Autoflare® fittings. Sales of our flexible metal hose for other applications represent a small portion of our overall sales and income. Any event or circumstance that adversely affects our TracPipe® or CounterStrike® flexible gas piping could have a greater impact on our business and financial results than if our business were more evenly distributed across several different product lines. The effects of such an adverse event or circumstance would be magnified in terms of our company as a whole as compared to one or more competitors whose product lines may be more diversified, or who are not as reliant on the sales generated by their respective flexible gas piping products. Therefore, risks relating to our TracPipe® and CounterStrike® flexible gas piping business – in particular loss of distributors or sales channels, technological changes, changes in applicable code requirements, loss of our key personnel involved in the flexible gas piping product line, increases in commodity prices, particularly in stainless steel and polyethylene – could pose a significant risk to our company and it businesses.

We are dependant on certain sales channels for a significant portion of our business.

Of the various sales channels that we use to sell our TracPipe® flexible gas piping, a significant portion of such sales are made through our wholesale stocking distributors that include Ferguson Enterprises and several other distributors. These and other distributors purchase our TracPipe® flexible gas piping product and accessories, and stock the products in warehouses for resale, either to their own local branches or to end-users. Because of the breadth and penetration of the distribution networks, and the range of complementary products they offer for sale, these wholesale distributors are able to sell large amounts of our TracPipe® flexible gas piping products to end users across the United States and Canada. The decision by a major wholesaler distributor to stop distributing our TracPipe® product, and to distribute a competitive flexible gas piping product could significantly affect our revenues and possibly our earnings unless management took steps to replace such sales channel or otherwise act to maintain our margins.

We do not have a recent record of operating as an independent company and our historical financial information may not be indicative of our future results as an independent company.

We previously operated as an independent company from 1975 to 1996, when we were acquired by Mestek. At the time of the acquisition, we were a small privately held company, and our revenues were no more than $7 million annually. While we were a part of Mestek, we operated as a part of its broader corporate organization, which provided various corporate services to us as part of the management fee charged by Mestek which we approved. Such corporate services including strategic corporate planning, legal services, finance services, insurance administration and coverage, tax accounting and planning, human resources and benefit plan sharing, environmental, health & safety services, and access to the Mestek credit facilities with Bank of America and its predecessors. Following the distribution, we have taken responsibility for these activities and our cost of performing these services or acquiring these services may be more than the corporate charge we previously received from Mestek.

We may substantially increase our debt in the future.

We are currently carrying approximately $3 million of debt relating to the purchase of our main facility in Exton, Pennsylvania. We have obtained our own separate credit facilities with two commercial financial institutions to provide funds for purposes of working capital, capital purchases, research and development, potential acquisitions and business development. However, because of our cash flow position, we do not expect that we will have any immediate need to use those credit facilities. If and when we do use these credit facilities, interest costs associated with any such borrowings may adversely affect our profitability.

Our business may be subject to the supply and availability of fuel gas supplies.

Our TracPipe® flexible gas piping products are used to convey fuel gas, primarily natural gas, but also propane, within a building from the exterior wall of the building to any gas-fired appliances within the building. Because the TracPipe® product is used in the transmission of fuel gas, the application of the product is limited to geographic areas where such fuel gas is available. Certain geographic areas of the United States and other countries do not have the infrastructure to make natural gas available. Other types of fuel gas may be used in areas where there are no natural gas pipelines, but these alternate fuel gas sources have other distribution issues that may constrict their availability. Our prospects for future growth of the TracPipe® product are largely limited to those areas that have natural gas transmission lines available for use in residences and commercial buildings.

Our business may be subject to varying demands based on market interest rates.

Our TracPipe® flexible gas piping is used in the construction industry, both in residential, commercial and industrial segments, for the piping of fuel gas within a building. The demand for new or remodeled construction in the construction industry – and in particular the residential construction industry – is susceptible to fluctuations in interest rates charged by banks and other financial institutions. The purchasers of new or remodeled construction generally finance the construction or acquisition of the residential, commercial or industrial buildings, and any increase in the interest rates on such financing will raise the acquisition cost of the potential purchaser. As costs increase, an increasing number of potential buyers may not be able to support the level of financing under a higher interest rate environment. Increased acquisition costs may lead to a decline in the demand for new or remodeled construction, and as a result may also lead to a reduced demand for our products used in construction industry.

If we are not able to protect our intellectual property rights, we may not be able to compete as effectively.

We possess a wide array of intellectual property rights, including patents, trademarks, copyrights, and applications for the above, as well trade secrets, manufacturing know-how, and other proprietary information. Certain of these intellectual property rights form the basis of our competitive advantage in the market place through a superior product design, a superior business process, superior manufacturing methods or other features that provide an advantage over our competitors. The intellectual property rights are sometimes subject to infringement or misappropriation by other organizations, and failing an amiable resolution, we may be forced to resort to legal proceedings to protect our rights in such intellectual property.

We are currently engaged in two separate civil cases to protect our intellectual property rights. In one case currently pending in the U.S. District Court in Massachusetts, we have sued a flexible gas pipe competitor for infringement on one or more of our U.S. patents covering our AutoFlare® fittings used to connect the ends of the flexible gas piping. In another case pending in the Court of Common Pleas in Chester County, Pennsylvania, we have sued a former employee and a flexible metal hose competitor to enjoin the disclosure of our trade secrets covering our proprietary rotary manufacturing process. Both cases are currently pending in their respective venues. The results we may obtain from resorting to any such legal proceedings are never assured, and it is possible that an adverse decision may be delivered in any particular proceeding. As a result, we may not be able to retain the exclusive rights to utilize and practice such intellectual property rights, and one or more of our competitors could utilize and practice such intellectual property rights. This development may lessen our competitive advantage vis-à-vis one or more competitors, and lead to a reduction in sales volume in one or more product lines, a reduction in profit margin in such product lines, or both. See Item 3 – Legal Proceedings for a more detailed description of the above described litigation.

If we were to lose the services of one or more of our senior management team, we may not be able to execute our business strategy

Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, our President, Kevin R. Hoben, and our Executive Vice President, Mark F. Albino, are critical to our overall management, as well as the development of our products and our strategic direction. Both Mr. Hoben and Mr. Albino provide critical leadership and direction to our company especially in terms of market developments and new product applications, and other areas, and their unique abilities, experience and expertise cannot be easily duplicated or replaced. As we continue to grow, however, our entire management team becomes more attuned to the strategic vision created by our senior management. The loss of any of our senior management could seriously harm our business.

Our business may be subject to cyclical demands.

The demand for our products may be subject to cyclical demands in the markets in which we operate. Our customers who use our products in industrial and commercial applications are generally manufacturing capital equipment for their customers. Similarly, our TracPipe® flexible gas piping products are used primarily in residential construction, both in single-family buildings, and in larger multi-unit buildings. TracPipe® flexible gas piping is considered to be a relatively new product and is displacing black iron pipe at a steady rate. Should there be any change in factors that affect the rate of new residential construction, our growth rate would no longer be augmented by the recent historical increases in new residential construction. To the extent that interest rates increase, in conjunction with an economic cycle or as part of the general economic conditions in the United States or abroad, the demand for our products in such applications may decrease as well.

Our business may be subject to seasonal or weather related factors.

The demand for our products may be affected by factors relating to seasonal demand for the product, or a decline in demand due to inclement weather. Our TracPipe® flexible gas piping products are installed in new or remodeled buildings, including homes, apartment buildings, office buildings, warehouses, and other commercial or industrial buildings. Generally, the rate of new or remodeled buildings in the United States and in the other geographic markets in which we are present decline in the winter months due to the inability to dig foundations, problems at the job site relating to snow, or generally due to low temperatures and stormy weather. As the rate of construction activity declines during the winter, the demand for our corrugated stainless steel tubing may also decrease or remain static. The decreases that may be inflicted due to seasonality and poor weather may be offset somewhat by the increase in the use of corrugated stainless steel tubing from contractors who previously used only the traditional black iron pipe. However, the market share for corrugated stainless steel tubing in the fuel gas application within the construction industry may reach a finite point, and there can be no assurance that the decline in demand for our products or a decline in the growth of our products will not occur.

We are subject to litigation, which could result in substantial judgment or settlement costs.

The Company is a defendant in a purported class action captioned Berry, et al. v. Titeflex Corp., et al., pending in the Clark County Circuit Court, in Arkansas, alleging, among other things, that our corrugated stainless steel tubing product TracPipe®, and similar products manufactured by several other manufacturers (also named as defendants in the case) is defective, or that instructions, warnings and training in the installation of corrugated stainless steel tubing are defective, against potential damage to the corrugated stainless steel tubing systems and the structures served by these systems, caused by the nearby lightning strikes. The defense of this lawsuit may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business. While we believe that the plaintiffs’ claims are without merit and are defending the matter vigorously, an adverse determination or a substantial settlement could have a material adverse effect on our business, financial condition, results of operations, cash flow or future prospects. See Item 3 - Legal Proceedings for a more detailed description of the litigation.

The agreements we have entered into with Mestek in connection with the distribution restrict our operations.

In connection with the distribution, we and Mestek entered into a number of agreements regarding the distribution from Mestek and our relationship with each other. Each of these agreements signed in the context of our relationship to Mestek as a subsidiary and our Spin-Off from Mestek and, accordingly, the terms and provisions of these agreements may be less favorable to us than terms and provisions we could have obtained in arm’s-length negotiations with unaffiliated third parties. These agreements commit us to take actions, observe commitments and accept terms and conditions that are or may be advantageous to Mestek but are or may be disadvantageous to us. The terms of these agreements will include obligations and restrictive provisions, including, but not limited to:

•

an agreement to indemnify Mestek, its affiliates, and each of their respective directors, officers, employees, agents and representatives from certain liabilities arising out of the litigation we are involved in and all liabilities that arise from our breach of, or performance under, the agreements we are entering into with Mestek in connection with the distribution and for any of our liabilities;

•	an agreement with regard to tax matters between ourselves and Mestek which restricts our ability to engage in certain strategic or capital raising transactions.

For a further discussion of our agreements with Mestek, see “Relationships Between Our Company and Mestek, Inc. – Agreements Between Us and Mestek.”

Under some circumstances, we could be prevented from engaging in strategic or capital raising transactions and we could be liable to Mestek for any resulting adverse tax consequences.

It is possible that Mestek could recognize a large taxable gain if the IRS were to assert that the distribution is part of a plan or series of related transactions pursuant to which one or more persons acquire, directly or indirectly, stock representing a 50% or greater interest in either Mestek or Omega Flex. Any cumulative 50% change of ownership in either Mestek or Omega Flex within the four-year period beginning two years before the date of the Spin-Off will be presumed under applicable law to be part of such a plan. If this presumption applies, it would need to be rebutted to avoid a large taxable gain. A merger, recapitalization or acquisition, or issuance or redemption of our common stock after the Spin-Off could, in some circumstances, be counted toward the 50% change of ownership threshold. As a result, we may be unable to engage in strategic or capital raising transactions that shareholders might consider favorable, or to structure potential transactions in the manner most favorable to us. Further, our tax responsibility allocation agreement with Mestek precludes us from engaging in some of these transactions and requires us to indemnify Mestek for the adverse tax consequences resulting from these types of transactions.

The concentration of ownership of our common stock may depress its market price.

Approximately 68% of the issued and outstanding common stock is owned or controlled by four shareholders; John E. Reed, Stewart B. Reed, Kevin R. Hoben and Mark F. Albino. All of these shareholders are also our directors, and Mr. Hoben and Mr. Albino are also our officers. As a result, the shares held by these persons may be subject to certain restrictions on the transfer or sale of their shares, either under the restrictions relating to the maintenance of the distribution as a tax-free distribution under Section 355 of the Internal Revenue Code, or under Rule 144. Further, there is no indication that even without such restrictions, any one or more of the above shareholders would be inclined to sell their shares of our common stock on the listed national stock exchange. In such event, the inactivity of a large block of our common shares in the marketplace may have the tendency of reducing the volume of trading of the common stock on the NASDAQ National Market, and which may also result in lower prices for the common stock because there is not a sufficient supply of shares to create a vibrant market for our shares on the NASDAQ National Market.

Our charter documents or agreements may delay or prevent a change in control.

The terms of the distribution from Mestek and the anti-takeover provisions of our articles of incorporation and by-laws, and the provisions of Pennsylvania law, could delay or prevent a change in control that may be favored by some of our shareholders. The provisions include without limitation a staggered board of directors, elimination of cumulative voting, requiring that only the Board may call a special shareholder meeting at which a fundamental transaction could be authorized, and the requirement of a super majority to approve certain changes to our articles of incorporation or by-laws. See “Description of Capital Stock” and “Anti-Takeover Provisions.” Any one or more acquisitions or issuance of our capital stock representing 50% or more of our then outstanding capital stock that may be related to the distribution could cause the distribution to be a taxable transaction to Mestek. As mentioned previously, any sale or issuance of shares within two years before or after the distribution are presumed to be a part of the distribution, unless we can rebut the presumption. We have agreed to indemnify Mestek for any tax that may be assessed due to actions by us that cause the distribution not to qualify as a tax-free transaction. Therefore, we have also agreed with Mestek that for a period of two years following the effective date of the distribution, we must obtain the approval of the Mestek Board of Directors before engaging in specified transactions that may involve the acquisition of our common stock or the issuance of our stock. These obligations may discourage, delay or prevent a change in control of us or to effect a transaction that may otherwise be in the best interests of our shareholders.

Item 1B – UNRESOLVED STAFF COMMENTS

We do not have any unresolved comments from the staff of the Securities and Exchange Commission.

Item 2 - PROPERTIES

Our main facility is located in Exton, Pennsylvania about one hour west of Philadelphia and contains about 83,000 square feet of manufacturing and office space. We lease our Exton facility from Exton Ranch, Inc., our wholly owned subsidiary. We lease additional non-manufacturing space in Downingtown, Pennsylvania approximately 5 miles from the main plant. All manufacturing of our flexible metal hose is done at the Exton facility. The corporate offices of Omega Flex, Inc. in Westfield, Massachusetts and Omega Flex Limited in High Wycombe, United Kingdom, are rented.

Item 3 - LEGAL PROCEEDINGS

The Company is not presently involved in any litigation that it believes could materially and adversely affect its financial condition or results of operations except as described in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations-under the Sub-caption “Contingent Liabilities” and in Note 9 of the Company’s Consolidated Financial Statements, which are a part of this Annual Report on Form 10-K.

We are currently engaged in several legal proceedings instituted by persons making claims against us involving claims of bodily injury or property damage, and do not expect that any of these matters will have a material adverse effect on our financial results because plaintiffs’ allegations of product failure have not been substantiated. We are also engaged in one litigation matter that was filed in the Clark County Circuit Court, in Arkansas, alleging that our corrugated stainless steel tubing product TracPipe®, and similar products manufactured by several other manufacturers (also named as defendants in the case) is defective, or that instructions, warnings and training in the installation of corrugated stainless steel tubing are defective, against potential damage to the corrugated stainless steel tubing systems caused by the nearby lightning strikes. The plaintiffs in this case have named three other corrugated stainless steel tubing manufacturers, and one plumber residing in Arkansas, as defendants in this matter, and are seeking class action certification as representatives of all similarly situated persons in the United States, or in the alternative, in Arkansas and Texas, pursuant to the Arkansas rules of civil procedure. We believe that the plaintiffs’ claims are without merit. The case is currently in discovery and we are defending this matter vigorously. At this time there is no ability to estimate the cost of defense or potential damages related to this matter. However, if a liability determination were made against us by a jury or by the court, then we could be liable for costs or damages as claimed by the plaintiffs, and the amount of the costs or damages we would have to pay, together with attorneys’ fees that may be awarded by the court, could have a material adverse affect on our financial position and the results of our operations.

We are currently engaged in two separate civil cases to protect our intellectual property rights. In one case currently pending in the U.S. District Court in Massachusetts, we have sued a flexible gas pipe competitor for infringement on one or more of our U.S. patents covering our AutoFlare® fittings used to connect the ends of the flexible gas piping. We have alleged that the competitor has infringed on one or more of our patents covering the AutoFlare® fittings by including certain patented features in the competitor’s fitting, including a locator sleeve that makes it easier to align the connection. We have filed dispositive motions on this matter, and as of the date of this report, those motions are currently pending before the court.

In another case pending in the Court of Common Pleas in Chester County, Pennsylvania, we have sued a former employee and a flexible metal hose competitor to enjoin the disclosure of our trade secrets covering our proprietary rotary manufacturing process. In this case, a former long-term employee left our company to work for a competitor who is engaged in the flexible metal hose market. The former employee had been involved in the development and/or refinement of aspects of the rotary process manufacturing method, and had detailed knowledge of our trade secrets concerning this manufacturing method. We filed suit to enjoin any disclosure of our trade secrets by the former employee to his new employer, to enforce certain terms of an employment agreement previously signed by the former employee, and to obtain damages for any unauthorized disclosure or misappropriation of our trade secrets. This matter is scheduled for trial in late March 2006.

Item 4 - SUBMISSION OF MATTER TO A VOTE OF THE SECURITY HOLDERS

No matters were submitted to the security holders of the Company for a vote during the fourth quarter of 2005.

PART II

Item 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the NASDAQ National Market, under the symbol OFLX. The number of shareholders of record as of March 30, 2006, based on inquiries of the registrant’s transfer agent, was 848. For this purpose, shareholders whose shares are held by brokers on behalf of such shareholders (shares held in “street name”) are not separately counted or included in that total.

We registered our common stock by a registration statement filed with the Securities and Exchange Commission, and this registration statement was effective on July 22, 2005. Consequently, our common stock was not publicly traded prior to that date, and so no information regarding the price range of our common stock for the time prior to the registration of our common stock is presented. The high and low bids for our common stock, as regularly quoted in the NASDAQ National Market automated quotation system for the quarterly periods during 2005, were as follows:

PRICE RANGE

	2005		2004
	high	low	high	low

First Quarter	Not applicable		Not applicable
Second Quarter	Not applicable		Not applicable
Third Quarter	$19.55	$10.00	Not applicable
Fourth Quarter	$22.91	$12.70	Not applicable

We do not have any other securities, other than common stock, listed on a stock exchange or are publicly traded.

We have paid two special dividends on our common stock, but these special dividends were declared and paid prior to the date that our common stock was registered with the Securities and Exchange Commission and began trading on the NASDAQ National Market in August, 2005. The first dividend was declared and paid to shareholders of record as of October 13, 2004, and the amount of the dividend was $0.886 per share on a fully diluted basis and after giving effect to the forward split as part of the distribution, as described in Note 1 under the caption “Spin-Off”. The second dividend was paid to record shareholders as of January 1, 2005, and was $0.92 per share on a fully diluted basis and after giving effect to the forward split as part of the distribution. Our future decisions concerning the payment of dividends on our common stock will depend upon our results of operations, financial condition and capital expenditure plans, as well as such other factors as the Board of Directors, in its sole discretion, may consider relevant. In addition, our existing indebtedness restricts, and we anticipate our future indebtedness may restrict, our ability to pay dividends.

The remaining information called for in the item relating to “Securities Authorized for Issuance under Equity Compensation Plans” is reported in Note 12 to the Consolidated Financial Statements, in Part III, Item 11 of this Annual Report on Form 10-K and in the Company’s Proxy

Statement relating to the annual meeting of shareholders to be held on June 6, 2006, under the caption “Executive Compensation”. With respect to 2005, no equity compensation plans have been or currently are submitted for stockholder approval.

Omega Flex Distribution

On January 19, 2005, Mestek, Inc. announced that it would distribute its equity interest in Omega Flex, Inc., pro rata, to all of the Mestek shareholders as of June 23, 2005, (the “Distribution”). In conjunction with the Distribution, we filed a Form 10 registration under the Securities Exchange Act of 1934, and the registration statement was declared effective on July 22, 2005. Shares of our common stock began trading on the NASDAQ National Market on August 1, 2005.

Item 6 - SELECTED FINANCIAL DATA

Selected financial data for the Company for each of the last five years is shown in the following table, which is derived from and should be read in conjunction with the Consolidated Financial Statements included elsewhere in this report and in conjunction with information contained in the Company’s Form 10 filing.

SUMMARY OF FINANCIAL POSITION as of December 31, 2005.

(dollars in thousands except per share data)

	2005	2004	2003	2002	2001

Total assets	$41,714	$40,864	$34,432	$28,664	$22,877
Working capital	$17,125	$18,801	$16,314	$16,519	$12,489
Total long-term debt	$3,225	$3,411	---	---	---
Shareholders’ equity	*$25,986	*$23,996	$25,619	$21,227	$17,666
Shareholders’ equity per common share (1)	$2.56	$2.36	$2.93	$2.43	$2.02

* See Note 5 relative to Dividends paid in 2005 and 2004.

SUMMARY OF OPERATIONS -- for the years ended December 31,

(dollars in thousands except per share data)

	2005	2004	2003	2002	2001

Revenues	$65,638	$48,248	$37,065	$35,026	$30,717

Net Income	$7,477	$6,001	$4,037	$3,563	$2,468

Earnings per Common Share:
Basic Earnings per Common Share	$0.74	$0.66	$0.46	$0.41	$0.28
Diluted Earnings Per Common Share	$0.74	$0.59	$0.40	$0.35	$0.24

(1)          As explained more fully in Note 1, On June 23, 2005 the Company authorized a split of its common shares at a ration of 1 to 10,153,633 in connection with the Spin-Off of Omega Flex common shares to Mestek Shareholders. All references to shares and per share amounts in these financial statements have been retroactively restated to give effect to the stock split at the above ratio.

Item 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements set forth under this caption constitute “forward-looking statements.” See “Cautionary Note Regarding Forward-Looking Statements” on page 1 of this annual report for additional factors relating to such statements.

Overview

As disclosed in Item 1 under the caption “Development of Business”, the Company is a former subsidiary of Mestek, Inc. On July 29, 2005, Mestek, Inc. effected a distribution of its 86% ownership of the Company’s common stock to the Mestek record shareholders. This distribution was preceded by the filing on July 22, 2005 of a definitive registration statement of the Company’s common stock on Form 10 with the Securities and Exchange Commission. The Company’s common shares began trading on the NASDAQ National Market under the trading symbol “OFLX” on August 1, 2005. Certain effects of the distribution are reflected in the changes of financial condition of the Company for the year ended December 31, 2005.

The Company is a leading manufacturer of flexible metal hose, and is currently engaged in a number of different markets, including construction, manufacturing, transportation, petrochemical, pharmaceutical and other industries.

The Company’s business is controlled as a single operating segment that consists of the manufacture and sale of flexible metal hose and accessories. The Company’s products are concentrated in residential and commercial construction, and general industrial markets. The Company’s primary product line, TracPipe® flexible gas piping, is used for gas piping within residential and commercial buildings. Through its flexibility and ease of use with patented fittings distributed under the trademark, AutoFlare®, the TracPipe® flexible gas piping allows users to substantially cut the time required to install the gas piping, as compared to traditional methods. All of the Company’s hose products are manufactured at the Company’s Exton, Pennsylvania facility. A majority of the Company’s sales across all industries are generated through independent outside sales organizations such as sales representatives, wholesalers and distributors, or a combination of both. The Company has a broad distribution network in North America and to a lesser extent in other global markets.

NON-GAAP FINANCIAL MEASURES

RETURN ON AVERAGE NET ASSETS EMPLOYED

2005, 2004, and 2003

The following analysis of the Company’s Results of Operations focuses on the relationship of “Core Operating Profits”, a “non-GAAP financial measure”, as defined below, to “Average Net Assets Employed”, as defined below. Management believes this focus, which is essentially an “enterprise value” point of view, is more useful to investors as it isolates and relates the Company’s ongoing pre-tax, pre-interest, operating earnings to the total capital invested, whether debt or equity capital.

The Company’s Operating Profits in 2005, 2004 and 2003, as reflected in the accompanying Consolidated Financial Statements, included Non-Cash Stock Based Compensation Charges of $587,000, $844,000 and $668,000, respectively, that relate to the

“put” rights of two of the Company’s principal executive officers (who are also shareholders of Omega Flex) which potentially obligated the Company to repurchase the officer’s option shares at book value. Effective with the date of Spin-Off, the put rights were cancelled and the balance of the Put Obligation, $2,743,000, was converted to Paid-in Capital.

The Company’s Operating Profits for 2005, as reflected in the accompanying Consolidated Financial Statements, also included $2,106,000 for legal expenses in connection with the several litigation matters in which the Company is engaged, as more fully discussed in Note 9 to the Financial Statements.

Core Operating Profits, as the term is used herein, is defined as Operating Profits determined in accordance with GAAP, as reflected in the accompanying Financial Statements, plus the aforementioned Non-Cash Stock Based Compensation Charges and Non-Recurring Legal Expenses.

“Core Operating Profits” as defined above represents a “non-GAAP financial measure” which is reconcilable with the “comparable GAAP financial measure”, Operating Profits, as follows:

	2005	2004	2003
	(in thousands)

Operating Profits (comparable GAAP financial measure)	$12,066	$9,206	$6,547
Plus: Non-Cash Stock Based Compensation and Non-Recurring Legal Charges	2,693	844	668
Core Operating Profits (non-GAAP financial measure)	$14,759	$10,050	$7,215

The Company’s Return on Average Net Assets Employed, defined as Core Operating Profits, over Average Net Assets Employed From Continuing Operations (Total Assets less Current and Non Current Liabilities-other than Current and Non Current Portions of Long-Term Debt-averaged over 12 months) for the years 2005, 2004, and 2003 was as follows:

	2005	2004	2003
	(in thousands)

Core Operating Profits (non-GAAP financial measure)	$14,759	$10,050	$7,215
Average Net Assets Employed from Continuing Operations	$25,169	$15,873	$11,873
Return on Average Net Assets Employed-Annualized	58.6%	63.3%	60.8%

The slight dip in overall Return on Average Net Assets Employed from 60.8% in 2003 to 58.6% in 2005 is reflected in the following themes:

1.

The Company’s Average Net Assets Employed (“ANAE”) increased 112% from 2003 to 2005. The increase in ANAE is principally due to the purchase of the Company’s manufacturing facility in April of 2004, which has a current carrying value of $4.4 million. In addition, the Company had an increase in working capital driven by the sales increase of 77.1% over the same 3-year period, principally in the TracPipe® flexible gas piping product, as more fully described under “Results of Operations.”

2.	Core operating profits increased 105% during the 3-year period largely offsetting the increase in ANAE. This increase to core operating profits was principally derived from our ability to sustain higher levels of growth without adding commensurate continuing resource costs, increased levels of sales, enhanced purchasing efficiencies, and our ability to effectively gain productivity increases at the higher volumes.

3.

Our abilities to effectively manage existing costs by gaining higher levels of manufacturing efficiencies, coupled with enhanced purchasing practices, also as more fully described under “Results of Operations” further diminished the increase in ANAE.

CHANGES IN FINANCIAL CONDITION

Cash and cash equivalents increased from $280,000 at December 31, 2004 to $9,882,000 at December 31, 2005. The increase is due to the Company keeping the cash generated from operations that was previously held by Mestek prior to the Spin-Off. The inter-company receivable from parent decreased by $16,572,000, primarily as a result of a dividend paid by the Company to its then current shareholders, including the Company’s then current corporate parent, Mestek, Inc. The dividend was declared in October 2004, and paid in January 2005 in the amount of $ 9,350,000 of which $8,041,000 representing Mestek’s 86% share was charged against retained earnings and $1,309,000 was charged against common stock subject to put obligations.

As disclosed in Note 12 to the Financial Statements, the Company has recorded the contingent liability represented by the “put” rights of the two management shareholders under Common Stock Subject to Put Obligation. The dividends paid by the Company in 2004 and 2005 also had the effect of reducing this liability due to the reduction of the Company’s net worth. However, after the Spin-Off was completed and the Put Obligation cancelled, this liability was subsequently reclassified to Paid In Capital.

Accrued sales commissions and accrued sales incentives increased $1,679,000 from $4,258,000 at December 31, 2004 to $5,937,000 at December 31, 2005, primarily reflecting unpaid commissions and sales incentives on the 36% increase in sales.

RESULTS OF OPERATIONS

ANALYSIS:	2005 VS. 2004

The Company reported comparative results from continuing operations for 2005 and 2004 as follows:

	2005	2005	2004	2004
	($000)%		($000)%

Net Sales	$65,638	100.0%	$48,248	100.0%
Gross Profit	$32,701	49.8%	$24,851	51.5%
Core Operating Profits (a non-GAAP financial measure)	$14,759	22.5%	$10,050	20.8%
Average Net Assets Employed (ANAE)	$25,169		$15,873
Return on ANAE	58.6%		63.3%

The Company’s net sales for 2005 of $65,638,000 exceeded 2004 by $17,390,000, or

36.0% due to strong sales of the Company’s flagship TracPipe® flexible gas piping product and its patented connection system, which were sustained by continued relatively strong single family and multi-family residential construction activity driven by historically low interest rates. The increase from 2004 to 2005 reflects volume increases of $11,290,000 and net price increases of $6,100,000.

The Company’s gross profit margins for 2005 of 49.8% were down slightly compared to 51.5% in 2004. The decrease is largely due to heavy inflationary pressures affecting stainless steel and other commodities and was softened by our abilities to stabilize costs for our raw materials in exchange for committed volume purchases, continued manufacturing efficiencies, improved inventory control procedures and our ability to recoup our costs in the market place. Our commitments were not expected to, nor did they, exceed our requirements for the year. Reflecting the factors mentioned above, Core Operating Profit, a non-GAAP financial measure, increased by 46.9% to $14,759,000 in 2005 from $10,050,000 in 2004. Core Operating Profit, a non-GAAP financial measure, is reconcilable with Operating Profit, the most directly comparable GAAP financial measure, as follows:

	2005	2004
	(in thousands)

Core Operating Profits (a non-GAAP financial measure)	$14,759	$10,050
Non-Cash Stock Based Compensation and Non-Recurring Legal Charges	(2,693)	(844)
Operating Profits (comparable GAAP financial measure)	$12,066	9,206

Selling Expenses

Selling expenses consist primarily of employee salaries and associated overhead costs, the cost of marketing programs such as advertising, trade shows and related communication costs, commissions and freight costs. Sales expense increased $1,453,000 to $10,245,000 in 2005 from $8,792,000 in 2004 reflecting the effect of increased costs due to volume, principally commissions and freight costs, additional sales personnel including employee-related expenses and advertising. As a percentage of revenues, these costs decreased to 15.6% in 2005 from 18.2% in 2004.

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, and finance and human resources personnel, legal and accounting expenses, and former parent company general and administrative services which terminated with the “Spin-Off”. These expenses increased $3,263,000 to $8,753,000 in 2005 from $5,490,000 in 2004. As a percentage of revenues, these costs increased to 13.3% in 2005 from 11.4% in 2004, reflecting the effect of the expenses associated with legal issues detailed in the section entitled “Business” under “Legal Proceedings”, increased insurance costs previously provided by the former parent, which terminated with the “Spin-Off”, management compensation, and computer expenses.

Engineering Expenses

Engineering expenses include development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs.

Engineering expense increased $274,000 to $1,637,000 in 2005 from $1,363,000 in 2004. As a percentage of continuing revenues, these costs were 2.5% in 2005 versus 2.8% in 2004, a 0.3 percentage point decrease. This reflected the effect of improved revenues offset by additional staff and increased spending for new product qualification expenses.

Interest Income-Net.

Interest income-net includes interest income on the note receivable from Mestek, Inc. which bears interest at 5.06% per annum, interest income from the Company’s newly-enacted investment account for the investment of excess cash, and interest expense associated with the commercial bank borrowings in April 2004 related to the purchase of the Company’s manufacturing facility. The mortgage note bears interest at LIBOR plus 1.75%. Interest income was $333,000 for the year 2005 and $457,000 for the year 2004. The inter-company receivable from Mestek, Inc. decreased from $16,572,000 in 2004 to $3,250,000 for the year 2005, when it was converted to a formal interest-bearing Note Receivable, as discussed in Note 1 to the Financial Statements. Interest Expense was $177,000 for 2005 and $86,000 for 2004.

Income Tax Expense

For the year 2005, the Company’s effective income tax rate varied slightly from the statutory rates for both federal and state taxes due primarily to limitations on deductions related to Incentive Stock Options. For the year 2004, the effective tax rate was equal to the statutory rate.

ANALYSIS:	2004 VS. 2003

The Company reported comparative results from continuing operations for 2004 and 2003 as follows:

	2004	2004	2003	2003
	($000)%		($000)%

Net Sales	$48,248	100.0%	$37,065	100.0%
Gross Profit	$24,851	51.5%	$18,172	49.0%
Core Operating Profits (a non-GAAP financial measure)	$10,050	20.8%	$7,215	19.5%
Average Net Assets Employed (ANAE)	$15,873		$11,873
Return on ANAE	63.3%		60.8%

The Company’s net sales for 2004 of $48,248,000 exceeded 2003 by $11,183,000, or 30.2% due to strong sales of the Company’s flagship TracPipe® flexible gas piping product and its patented connection system, which were sustained by continued relatively strong single family and multi-family residential construction activity driven by historically low interest rates. The $11,183,000 increase from 2003 to 2004 reflects volume increases of $7,823,000 and net price increases of $3,360,000.

The Company’s gross profit margins for 2004 of 51.5% were up 2.5 percentage points from 49.0% in 2003, despite heavy inflationary pressures affecting stainless steel and other commodities, due to our abilities to stabilize costs for our raw materials in exchange for committed volume purchases, continued manufacturing efficiencies, improved inventory control procedures and our ability to recoup our costs in the market place. Our commitments were not expected to, nor did they, exceed our requirements for the year. Reflecting the factors mentioned above, Core Operating Profit, a non-GAAP financial measure, increased by 39.3% from $7,215,000 in 2003 to $10,050,000 in 2004. Core Operating Profit, a non-GAAP financial measure, is reconcilable with Operating Profit, the most directly comparable GAAP financial measure, as follows:

	2004	2003
	(in thousands)

Core Operating Profits (a non-GAAP financial measure)	$10,050	$7,215
Non-Cash Stock Based Compensation Expense	(844)	(668)
Operating Profits (comparable GAAP financial measure)	$9,206	$6,547

Selling Expense

Selling expense increased $2,154,000 to $8,792,000 in 2004 from $6,638,000 in 2003. As a percentage of revenues, these costs increased from 17.9% in 2003 to 18.2% in 2004, reflecting the effect of increased costs due to volume, principally commissions and freight costs, additional sales personnel including employee-related expenses and advertising. Promotional incentives and year end rebates, which have been deducted in arriving at net sales, increased in 2004 versus 2003 thereby decreasing net sales, serving to further increase the sales expense as a percentage of net sales.

General and Administrative Expenses

General and administrative expenses increased $1,936,000 from $3,554,000 in 2003 to $5,490,000 in 2004. As a percentage of revenues, these costs increased from 9.6% in 2003 to 11.4% in 2004, reflecting the effect of the expenses associated with legal issues detailed in the section entitled “Business” under “Legal Proceedings”, increased product liability insurance costs, management compensation, and computer expenses.

Engineering Expense

Engineering expense decreased $70,000 to $1,363,000 in 2004 from $1,433,000 in 2003. As a percentage of continuing revenues, these costs decreased to 2.8% in 2004 from 3.9% in 2003, reflecting the effect of improved revenues and reduced spending for new product qualification expenses

Interest Expense

Interest expense was incurred for the first time in 2004, reflecting commercial bank borrowings in 2004 related to the Company’s purchase of its manufacturing premises, as more fully explained in Note 4 to the accompanying financial statements and as discussed in more detail in the Liquidity and Capital Structure section herein.

Income Tax Expense

The Company’s effective income tax rate was consistent with the statutory tax rate for the year 2004, and varied slightly for the year 2003 primarily due to limitations related to Incentive Stock Options.

COMMITMENTS AND CONTINGENCIES

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

As disclosed in Note 9, the Company has guaranteed the debt incurred by its wholly-owned subsidiary, Exton Ranch, Inc., for the purchase of the facility in Exton, PA in which the Company conducts its manufacturing operations.

The Company has entered into salary continuation agreements with two employees which provide for monthly payments to each of the employee or his designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65. The agreements also provide for survivorship benefits if the employee dies before attaining age 65; and severance payments if the employee is terminated without cause, the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments is included in Other Long-Term Liabilities. The Company has obtained and is the beneficiary of two whole life insurance policies in respect of the two employees, and the cash surrender value of such policies exceeds the net present value of the Company’s obligations for the retirement payments at December 31, 2005.

Contingencies:

The Company retains significant obligations under its commercial insurance policies for losses occurring in the policy years in which it was a subsidiary of Mestek, Inc. For the policy year ending October 1, 2004, the Company retained liability for the first $2,000,000 per occurrence of commercial general liability claims (including products liability claims), subject to an agreed aggregate. For losses occurring in the policy year ended October 31, 2003, the Company retained liability for the first $500,000 per occurrence of commercial general liability claims (including product liability claims), subject to an agreed aggregate. In addition, for 2004 and 2003 the Company retained liability for the first $250,000 per occurrence of workers compensation coverage, subject to an agreed aggregate. However, for policy years beginning on July 22, 2005, (the effective date of the Spin-Off), the Company retained liability for the first $25,000 per occurrence of commercial liability claims (including products liability claims), subject to an agreed aggregate, and the Company is currently insured on a ‘first dollar’ basis for workers’ compensation subject to statutory limits. The Company maintains reserves for its obligations under these various policies based on claim experience and the reserves established by the insurers in relation to these claims. The reserve balances at December 31, 2005 and December 31, 2004 were not material in amount.

Prior to the Spin-Off, the Company self-insured a substantial portion of the health benefits provided for its employees and maintained reserves in this regard and relied upon a recognized actuarial consulting firm to help it set and maintain these reserves. After the Spin-Off, the Company’s liability is limited to $30,000 per case and an aggregate of $600,000 annually. Current claims experience is running at about slightly less than $300,000 on an annualized basis.

The Company was obligated as a guarantor with respect to the debt of Mestek, Inc. under Mestek’s primary commercial bank line of credit. As of the effective date of the Spin-Off, the guaranty was cancelled and is no longer in effect.

The Company is subject to several legal actions and proceedings in which various monetary claims are asserted. Management, after consultation with its corporate legal department and outside counsel, does not anticipate that any ultimate liability arising out of all such litigation and proceedings will have a material adverse effect on the financial condition of the Company. However, the Company is engaged in a litigation matter that was filed in the Clark County Circuit Court, in Arkansas, alleging that the Company’s corrugated stainless steel tubing product, TracPipe®, and similar products manufactured by several other manufacturers, also named as defendants in the case, is defective, or that instructions, warnings and training in the installation of corrugated stainless steel tubing are defective, against potential damage to the corrugated stainless steel tubing systems, and the structures served by these systems, caused by the nearby lightning strikes. The plaintiffs in this case have named three other corrugated stainless steel tubing manufacturers, and one plumber residing in Arkansas, as defendants in this matter, and are seeking class action certification as representatives of all similarly situated persons in the United States, or in the alternative, in Arkansas and Texas, pursuant to the Arkansas rules of civil procedure. The case is currently in discovery, and no determinations have been made as of the date of this annual report whether to certify the class either within the United States, or within the states of Texas and Arkansas. We believe that the plaintiffs’ claims are entirely without merit and are defending the matter vigorously. At this time, there is no ability to estimate the cost of defense or potential damages related to this matter.

Warranty Commitments:

Gas transmission products, such as those made by the Company, carry potentially serious personal injury risks in the event of failures in the field. As a result, the Company has extensive internal testing and other quality control procedures and historically the Company has not had a meaningful failure rate in the field due to the extensive nature of these internal controls. Due to the Company’s quality systems, the warranty expense is de minimis, and accordingly, the Company expenses warranty costs on an “as incurred basis”.

FUTURE IMPACT OF KNOWN TRENDS OR UNCERTAINTIES

The Company’s operations are sensitive to a number of market factors, any one of which could materially adversely affect its results of operations in any given year:

Construction Activity—The Company is directly impacted by the level of single family and multi-family residential housing starts and, to a lesser extent, commercial construction starts. Historically low interest rates in 2005 contributed to continued strong residential construction activity in that year. Significant increases in interest rates or reductions in residential construction activity for other reasons in future periods, however, could be expected to adversely affect the Company’s revenues, possibly materially.

Technological Changes—Although the HVAC industry has historically been impacted by technology changes in a relatively incremental manner, it cannot be discounted that radical changes—such as might be suggested by fuel cell technology, burner technology and/or other developing technologies which might impact the use of natural gas—could materially adversely affect the Company’s results of operations and/or financial position in the future.

Weather Conditions—The Company’s flagship TracPipe® product is used in residential and commercial heating applications. As such, the demand for its products is impacted by weather as it affects the level of construction. Furthermore, severe climatic changes, such as those suggested by the “global warming” phenomenon, could over time adversely affect the demand for heating products and adversely affect the Company’s results of operations and financial position.

Purchasing Practices—It has been the Company’s policy in recent years to aggregate purchase volumes for high value commodities with fewer vendors to achieve maximum cost reductions while maintaining quality and service. This policy has been effective in reducing costs but has introduced additional risk which could potentially result in short-term supply disruptions or cost increases from time to time in the future.

Supply Disruptions and Commodity Risks—The Company uses a variety of materials in the manufacture of its products, including stainless steel, polyethylene and brass for its AutoFlare® connectors. In connection with the purchase of commodities, principally stainless steel for manufacturing requirements, the Company enters into some commodity forward agreements to effectively hedge a portion of the cost of the commodity. This forward approach is done for a portion of the Company’s requirements, while the balance of the transactions required for these commodities are conducted in the cash or “spot” market. The forward agreements require the Company to accept delivery of the commodity in the quantities committed, at the agreed upon forward price, and within the timeframe specified. The cash or “spot” market transactions are executed at the Company’s discretion and at the current market prices. In addition to the raw material cost strategy described above, the Company enters into fixed pricing agreements for the fabrication charges necessary to convert these commodities into useable product. Management believes at present that it has adequate sources of supply for its raw materials and components (subject to the risks described above under Purchasing Practices) and has historically not had significant difficulty in obtaining the raw materials, component parts or finished goods from its suppliers. The Company is not dependent for any commodity on a single supplier, the loss of which would have a material adverse effect on its business.

Interest Rate Sensitivity—The Company’s borrowings are relatively small compared to its cash flow and are largely LIBOR rate based. The Company believes that a 100 basis-point increase in its cost of funds would not have a material effect on the Company’s financial statements taken as a whole. Interest rates are nonetheless significant to the Company as a participant in the residential construction industry. (See Construction Activity, above.)

Retention of Qualified Personnel – The Company does not operate with multiple levels of management. It is relatively “flat” organizationally, which does subject the Company to the risks associated with the loss of critical managers for whatever reason. From time to time, there may be a shortage of skilled labor, which may make it more difficult and expensive for the Company to attract and retain qualified employees. The Company is dependent upon the relatively unique talents and managerial skills of a small number of key executives.

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

Our critical accounting policies and significant estimates and assumptions are described in more detail as follows:

Accounts Receivable

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on specific analysis of accounts in the receivable portfolio and historical write-off experience. While management believes the allowance to be adequate, if the financial condition of the Company’s customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required.

Product Liability Reserves

As explained more fully under Contingencies, the Company retains liability for the first $25,000 of product liability claims. To date, the Company has not experienced a meaningful product failure rate.

Inventory

The Company values its inventory at the lower of cost to purchase and/or manufacture the inventory, determined on the first-in, first-out (“FIFO”) method, or the current estimated market value of the inventory. The Company periodically reviews inventory quantities on hand and records a provision for excess and/or obsolete inventory based primarily on its historical usage, as well as estimated forecast of product demand. A significant decrease in demand for the Company’s products or technological changes in the industries in which the Company operates could result in an increase of excess or obsolete inventory quantities on hand, requiring adjustments to the value of the Company’s inventories.

Revenue Recognition

The Company’s revenue recognition activities relate almost entirely to the manufacture and sale of its flexible metal hose and related products. Under generally accepted accounting principles, revenues are considered to have been earned when the Company has substantially accomplished what it must do to be entitled to the benefits represented by the revenues. With respect to sales of the Company’s products, the following criteria represent preconditions to the recognition of revenue:

*	persuasive evidence of an arrangement must exist;
*	delivery has occurred or services rendered;
*	the sales price to the customer is fixed or determinable; and
*	collection is reasonably assured.

Warranty

Gas transmission products, such as those made by the Company, carry potentially serious personal injury risks in the event of failures in the field. As a result, the Company has extensive internal testing and other quality control procedures and historically the Company has not had a meaningful failure rate in the field due to the extensive nature of these internal controls. Due to the Company’s quality systems, the warranty expense is de minimis, and accordingly, the Company expenses warranty costs on an “as incurred’ basis”.

Health Care Claim Reserves

Prior to the Spin-Off, the Company self-insured a substantial portion of the health benefits provided for its employees and maintained reserves in this regard and relied upon a recognized actuarial consulting firm to help it set and maintain these reserves. After the Spin-Off, the Company’s liability is limited to $30,000 per case and an aggregate of $600,000 annually. Current claims experience is running at about slightly less than $300,000 on an annualized basis.

Workers Compensation Claims Reserves

Prior to the Spin-Off, the Company provided workers compensation coverage principally through commercial insurance carriers using “high deductible” programs, which required the Company to reserve for and pay a high proportion of its workers compensation claims payable and relied upon the expertise of its insurance carriers and its own historical experience in setting the reserves related to these claims. Three such workers compensation claims are still outstanding from the pre-Spin-Off period for which the company remains liable for amounts up to the deductible. The Company maintains a reserve for these amounts. In all three cases the remaining potential liability is minimal, as these cases are reaching the maximum deductible.

After the Spin-Off, the Company is insured on a ‘first dollar’ basis.

Goodwill and Intangible Assets

Effective January 1, 2002, the Company adopted the provisions of FAS No. 142, “Goodwill and Other Intangible Assets”. This statement affected the Company’s treatment of goodwill and other intangible assets. The statement required that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets were required to be assessed and classified within the statement’s criteria. Intangible assets with finite useful lives continued to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives ceased.

The Company completed the first step of the transitional goodwill impairment test during the six months ended June 30, 2002 based on the amount of goodwill as of the beginning of fiscal year 2002, as required by FAS No. 142. The Company performed a valuation to determine the fair value of the Company. Based on the results of the first step of the transitional goodwill impairment test, the Company determined that no goodwill impairment existed as of January 1, 2002. The Company performed an annual impairment test in accordance with FAS 142 each year thereafter. The analysis under step one of FAS 142 indicated no impairment of goodwill existed as of December 31, 2005 or 2004.

Accounting for Income Taxes

Up to the date of the Spin-Off, the Company elected to file its federal income tax return as part of the Mestek, Inc. parent company, consolidated return. Mestek and Omega accounted for Omega’s federal tax liabilities on the “separate company basis” method in accordance with FAS 109, Accounting for Income Taxes. Under this method Omega recorded tax expense and related deferred taxes and tax benefits in a manner comparable to that which it would record if it were not affiliated with Mestek.

The Company will file a separate Federal income tax return for the five months of 2005 in which it was a separate and public company.

By agreement, the Company will be responsible for and hold Mestek harmless from, any liability for its income taxes for all taxable periods, whether before or after the Spin-Off.

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

Inter-company Service Fees

The Company historically paid fees to Mestek, its 86% shareholder prior to the Spin-Off, for various services including legal, treasury, tax, employee benefits, insurance, executive oversight and other services. The Company’s historical financial statements reflect these fees which have approximated 1% of net sales in recent years. The fees charged represented estimates of the value of the services provided. After the Spin-Off, the Company now manages these costs independently. Going forward, the cost to procure these services on a stand-alone basis may differ materially from the fee charged by Mestek.

IMPACT OF INFLATION

Stainless steel and other related commodities represent a significant portion of the Company’s prime costs. As such, the Company’s margins are vulnerable to inflationary pressures which affect the commodity markets from time to time. Margins were not significantly impacted by such commodity cost increases in 2005 due to the timely implementation of price increases to our customers and to effective hedging of commodity exposures, as explained above. If the rate of inflation continues to climb in 2006, with concurrent interest rate increases, the Company expects that the construction markets and the commodity markets in which it operates could be adversely impacted, thus potentially impacting the Company’s results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Twelve Months ended December 31, 2005

As of December 31, 2005, we had $9.9 million in consolidated cash, cash equivalents and short-term investments, which is $9.6 million more that at December 31, 2004. As described in Note 1 to the Consolidated Financial Statements, prior to the Spin-Off the Company relied on its parent, Mestek for its working capital purposes and therefore kept minimal balances on hand.

Operating Activities

Cash provided by operations for 2005 were $10.7 million compared with $3.4 million used for 2004. The most significant items were the transactions involving the pay down of the receivable from Mestek.

Investing Activities

Capital spending for 2005 was $717,000. Capital expenditures were mostly associated with the acquisition and improvement of additional manufacturing space at the Exton facility assumed in the last quarter of 2005, and manufacturing equipment. Capital spending in 2004 was $267,000.

Financing

Cash used in financing activities amounted to $0.2 million versus $3.6 million provided by 2004. The year 2004 included $3.7 million proceeds from the issuance of long-term debt.

Long-Term Debt decreased in 2005 reflecting the following:

(in thousands)

Long-Term Debt at December 31, 2004	$3,411
Less: Principal Payments and Current Portion at Year-End	186
Long-Term Debt at December 31, 2005	$3,225

The Company’s Long-Term Debt to Equity ratio at December 31, 2005 is 12.4%. The ratio of the Company’s Funded Debt (Long-Term Debt plus Current Portion of Long-Term Debt to Shareholders’ Equity) was 13.1% at December 31, 2005. The ratio of the Company’s Funded Debt at December 31, 2005 to its 2005 Adjusted EBITDA (a non-GAAP financial measure) was approximately .26 times. Adjusted EBITDA is defined as Operating Profit determined in accordance with GAAP plus Depreciation, Amortization, and Non-Cash Stock Based Compensation Expense.

Funded Debt December 31, 2005:	(in thousands)
Current Portion of Long-Term Debt	$186
Long-Term Debt	3,225
$3,411
Adjusted EBITDA – 2005:
Operating Profit	$12,066
Plus Non-Cash Stock Based Compensation	587
Plus Depreciation and Amortization	665
$13,318
Funded Debt to Adjusted EBITDA	0.26

As of December 31, 2005 and December 31, 2004, the Company had no commercial bank line of credit for working capital purposes. The Company had historically relied upon its former corporate parent, Mestek, Inc. (Mestek), to provide working capital and other credit as needed through an inter-company account relationship; however, the Company consistently transferred more cash to Mestek than it has borrowed resulting in a cumulative inter-company receivable from Mestek. The Company discontinued the coordination of its bank accounts with Mestek on or about July 5, 2005, so that the Company continued to receive all of the proceeds from the payment of its accounts receivable, and Mestek continued to pay the Company’s account payables until on or about July 21, 2005, at which time the Company began paying its own accounts payable. The Company’s inter-company receivable from Mestek was fixed and documented in a written promissory note upon the consummation of the Spin-Off (as described in Note 1 to the Consolidated Financial Statements), in the principal amount of $3,249,615.63. The Mestek promissory note bears interest at a rate of 5.06%, and is payable in full after three years from the effective date of the Spin-Off. The Company has accumulated approximately $9,882,000 in cash and cash equivalents which are invested in a short-term investment facility. The Company believes its liquidity position as of December 31, 2005 is fully adequate to meet foreseeable future needs. The Company also believes that it will possess adequate cash reserves and will be able to obtain sufficient working capital lines of credit to meet its day-to-day needs including any acquisitions or capital expenditures it can reasonably foresee at this time.

Prior to the Spin-Off, the Company was obligated as a guarantor with respect to the debt of Mestek, Inc., its previous parent (as described in Note 1) under it primary commercial bank line of credit. As of the effective date of the distribution of the Company’s common stock by Mestek, Inc. to its shareholders, the guaranty was cancelled and is no longer in effect.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. In December of 2003 FASB issued FIN 46 (R) which, among other things, deferred the consolidation requirements for existing entities until the first reporting period ending after March 15, 2004. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of Fin 46 did not have a material effect on the Company’s Consolidated Financial Statements.

In May 2003 FASB issued FAS 150: Accounting for Certain Financial Instruments with Characteristics of both liabilities and Equity. FAS 150 established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies and obligation of the issuer. FAS 150 was effective for financial instruments entered into or modified after May 31, 2003 and was otherwise effective at the beginning of the first interim period beginning after June 30, 2003, except for mandatorily redeemable financial instruments of non-public entities, which were subject to the provisions of FAS 150 for the first fiscal period beginning after December 15, 2003. The Company does not believe that it has issued any financial instruments subject to the requirements of FAS 150 and accordingly the adoption of FAS 150 by the Company in 2003 did not have a material effect on the Company’s financial statements.

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on the Company’s financial position, results of operations and cash flows.

FASB Statement No. 123 (Revised 2004), Share-Based Payment (SFAS 123R) was issued in December, 2004. SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires companies to recognize the compensation cost related to share-based payment transactions with employees in the financial statements. The compensation cost is measured based upon the fair value of the instrument issued. Share-based compensation transactions with employees covered within SFAS 123R include share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

SFAS 123 included a fair-value-based method of accounting for share-based payment transactions with employees, but allowed companies to continue to apply the guidance in APB 25 provided that they disclose in the footnotes to the financial statements the pro forma net income if the fair-value-based method been applied. The Company is currently reporting share-

based payment transactions with employees in accordance with APB 25 and provides the required disclosures.

SFAS 123R will be effective for the Company for the first interim or annual reporting period that begins after December 15, 2005.

All public and non public entities that used the fair value based method for either recognition or disclosure under SFAS 123 shall apply the modified prospective application transition method. The modified prospective application transition method requires the application of this standard to:

•	All new awards issued after the effective date;
•	All modifications, repurchased or cancellations of existing awards after the effective date;

and

•	Unvested awards at the effective date.

As there are no unvested awards outstanding as of the date of this report, the Company does not presently expect to recognize any compensation cost in the year of adoption of FAS 123R.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“FAS 154”). FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. FAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of FAS 154 is not expected to have a material impact on the Company’s financial position or results of operations.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligation and Commercial Commitments

The Company’s primary contractual obligations are summarized in the following table and are more fully explained in Notes to the Consolidated Financial Statements.

	Payments Due by Period
	(in thousands)
December 31, 2005:
Contractual Obligations	Total	Less than 1-year	1 -3 years	4 -5 years	After 5 year

Short Term Debt	$0	$0	$0	$0	$0
Long-Term Debt	3,411	186	372	372	2,481
Purchase Obligations	22,039	22,039	---	---	---
Total Contractual Cash Obligations	$25,450	$22,225	$372	$372	$2,481

Off-Balance Sheet Obligations or Arrangements

The Company is not a party to any off-balance sheet obligations or arrangements.

Item 7A - QUANTITATATIVE AND QUALITATIVE MARKET RISKS

The Company does not engage in the purchase or trading of market risk sensitive instruments other than commodity forward agreements to hedge a portion of its exposure on commodities it uses in its operations. The Company does not presently have any positions with respect to hedge transactions such as forward contracts relating to currency fluctuations. No market risk sensitive instruments are held for speculative or trading purposes.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Omega Flex, Inc.

We have audited the consolidated balance sheets of Omega Flex, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income(loss), and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Vitale Caturano & Company, Ltd.

Boston, Massachusetts

February 10, 2006

Item 8 – Financial Statements & Supplementary Data

OMEGA FLEX, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31,

	2005	2004
	(Dollars in thousands)

ASSETS
Current Assets
Cash and Cash Equivalents	$9,882	$280
Accounts Receivable - less allowances of $33 and $69, respectively	11,938	8,780
Inventories	6,228	5,432
Receivable from former Parent Company	---	16,572
Deferred Taxes	252	342
Other Current Assets	457	235

Total Current Assets	28,757	31,641

Property and Equipment – net	5,749	5,697
Goodwill	3,526	3,526
Note Receivable from former Parent Company	3,250	---
Other Long Term Assets	432	---

Total Assets	$41,714	$40,864

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$186	$186
Accounts Payable	1,554	1,847
Accrued Compensation	2,631	1,936
Common Stock Subject to Put Obligation	---	3,465
Accrued Commissions	638	346
Accrued Sales Incentives	5,299	3,912
Other Accrued Liabilities	1,324	1,148

Total Current Liabilities	11,632	12,840

Long-Term Debt	3,225	3,411
Deferred Taxes	639	577
Other Liabilities	209	36

Total Liabilities	15,705	16,864

Minority Interests	23	4

Shareholders’ Equity:
Common Stock – par value $0.01 share: authorized 20,000,000 - shares: 10,153,633 and 10,153,633 shares issued and outstanding, respectively	102	102
Paid in Capital	11,739	8,996
Retained Earnings	13,873	14,437
Accumulated Other Comprehensive Income(Loss)	272	461

Total Shareholders’ Equity	25,986	23,996

Total Liabilities and Shareholders’ Equity	$41,714	$40,864

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,

	2005	2004	2003
	(Dollars in thousands, except earnings per Common Share)

Net Sales	$65,638	$48,248	$37,065

Cost of Goods Sold	32,937	23,397	18,893

Gross Profit	32,701	24,851	18,172

Selling Expense	10,245	8,792	6,638
General and Administrative Expense	8,753	5,490	3,554
Engineering Expense	1,637	1,363	1,433

Operating Profit	12,066	9,206	6,547

Interest Income, Net	157	371	335
Other Income, Net	198	134	10

Income Before Income Taxes	12,421	9,711	6,892

Income Tax Expense	4,944	3,710	2,855

Net Income	$7,477	$6,001	$4,037

Basic Earnings per Common Share	$0.74	$0.66	$0.46

Basic Weighted Average Shares Outstanding	10,154	9,034	8,732

Diluted Earnings per Common Share	$0.74	$0.59	$0.40

Diluted Weighted Average Shares Outstanding	10,154	10,154	10,154

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

For the years ended December 31, 2005, 2004, and 2003

(Dollars in Thousands)	Common Stock Outstanding	Common Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance - December 31, 2002	8,732,125	88	9,010	12,139	(10)	21,227

Net Income				4,037		4,037
Cumulative Translation Adjustment					355	355
Net Comprehensive Income						4,392
Balance - December 31, 2003	8,732,125	88	9,010	16,176	345	25,619

Net Income				6,001		6,001
Cumulative Translation Adjustment					116	116
Net Comprehensive Income						6,117
Common Shares issued (Note 12)	1,421,508	14	(14)
Dividends Paid				(7,740)		(7,740)
Balance - December 31, 2004	10,153,633	102	8,996	14,437	461	23,996

Net Income				7,477		7,477
Cumulative Translation Adjustment					(189)	(189)
Net Comprehensive Income						7,288
Reclass Put Liability to Paid in Capital			2,743			2,743
Dividends Paid				(8,041)		(8,041)
Balance – December 31, 2005	10,153,633	$102	$11,739	$13,873	$272	$25,986

See Accompanying Notes to Consolidated Financial Statements

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

	2005	2004	2003
	(Dollars in thousands)

Cash Flows from Operating Activities:
Net Income	$7,477	$6,001	$4,037
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	665	665	628
Non-Cash Compensation Expense	587	844	668
Provision for Losses on Accounts
Receivable, net of write-offs and recoveries	4	---	47
Change in Minority Interests	19	(4)	3
Changes in Assets and Liabilities:
Accounts Receivable	(3,162)	(3,435)	(388)
Inventory	(796)	(531)	(304)
Accounts Payable	(293)	695	(30)
Accrued Compensation	695	534	(509)
Receivable from Mestek, Inc.	5,281	(10,253)	(110)
Other Liabilities	1,123	2,288	831
Other Assets	(906)	(234)	(104)
Net Cash Provided by Operating Activities	10,694	(3,430)	4,769

Cash Flows from Investing Activities:
Capital Expenditures	(717)	(267)	(4,939)

Net Cash Used in Investing Activities	(717)	(267)	(4,939)

Cash Flows from Financing Activities:
Principal Payments Under Long
Term Debt Obligations	(186)	(123)	---
Proceeds from Issuance of Long Term Debt	---	3,720	---
Note Receivable from Mestek, Inc.	---	---	---

Net Cash Used In Financing Activities	(186)	3,597	---

Net Increase (Decrease) in Cash and Cash Equivalents	9,791	(100)	(170)

Translation effect on cash	(189)	116	355
Cash and Cash Equivalents - Beginning of Period	280	264	79

Cash and Cash Equivalents - End of Period	$9,882	$280	$264

Schedule of Non-cash Financing Activities
Dividend To Mestek treated as reduction of receivable	8,041	7,740	---
Reclass of Put Obligation to Equity	$2,743	---	---
	$10,784	7,740	---

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND CONSOLIDATION

Description of Business

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

Spin-Off

On January 19, 2005, Mestek, Inc. (Mestek) and the Company announced that Mestek intended to distribute it’s 86% equity interest in the Company in a Spin-Off, pro rata, to all of Mestek’s public shareholders as of a record date, which was subsequently established at June 23, 2005, (the “Spin-Off”). The Spin-Off was preceded by an amendment on April 19, 2005 to the Company’s articles of incorporation to authorize a maximum of 20 million shares of common stock. The board of directors declared a share split on the Company’s common stock on June 23, 2005 that resulted in a share split of 1 to 10,153.633 in order to effect a 1 for 1 share distribution under the Spin-Off. All references to shares and per share amounts in these Financial Statements have been retroactively restated to give effect to the stock split at the 1 to 10,153.633 ratio. In conjunction with the Spin-Off, the Company filed several preliminary registration statements on Form 10 with the Securities and Exchange Commission under the Securities Exchange Act of 1934. On July 22, 2005, the Company filed its definitive registration statement on Form 10 with the Securities and Exchange Commission and completed the Spin-Off on July 29, 2005. The Company’s common shares began trading on the NASDAQ National Market under the trading symbol “OFLX” on August 1, 2005.

In connection with the “Spin-Off” the Company executed certain agreements governing its relationship with Mestek subsequent to the date of the Spin-Off. These include:

•

A Separation and Distribution Agreement which relates to the events surrounding the distribution of Omega common shares to Mestek shareholders and certain aspects of the relationship between the companies thereafter.

•	A Tax Responsibility Allocation Agreement which relates to the allocation of tax liabilities between Mestek and the Company subsequent to the Spin-Off.

•

An Indemnification and Insurance Matters Agreement which provides for mutual indemnification relating to the respective company’s liabilities and definitions relating to insurance rights and obligations.

•

A Transitional Services Agreement by which Mestek will continue to provide to the Company certain corporate services, including legal, financial and tax services, in exchange for a fixed annual fee of approximately $70,000.

•	A Confidential Nondisclosure Agreement which imposes certain duties of confidentiality on the Company and Mestek.

All of the above agreements are described in greater detail in the Form 10 filing which has been made with the Securities and Exchange Commission by the Company in                connection with the Spin-Off.

On January 12, 2005, the Company paid a dividend of $9,350,000 to its shareholders of record as of January 1, 2005. Consistent with their shareholdings, 10% of the dividend was received by Kevin Hoben, President and 4% by Mark Albino, Executive Vice President (both treated as a reduction of the accrued put obligation), and 86% was received by Mestek. In anticipation of the Spin-Off, the Company stopped lending its daily cash receipts to Mestek, Inc., its 86% shareholder, on July 1, 2005 in order to accumulate cash reserves necessary for working capital purposes prior to the effective date of the Spin-Off. At the effective date of the Spin-Off, Mestek remained indebted to the Company in the amount of $3,249,615.63 which was converted on the effective date of the Spin-Off to a 3-year note receivable from Mestek bearing interest at 100 basis points above the then prevailing 3 year US Treasury note yield.

The Company, Mestek, Inc., and the above officers entered into a shareholder agreement in 1996 that imposed certain restrictions on the transfer of any shares acquired by such officer in connection with the Omega Flex 1996 Stock Option Plan, and that also provided for rights by the Company to “call,” or the officers to “put,” such shares to or from the other party at a per share price based upon the Company book value. The shareholder agreement was terminated immediately preceding the effective date of the distribution as explained in Note 12.

Basis of Presentation

The Consolidated Financial Statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). All material inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, the financial statements include all material adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. Other than its subsidiaries, Exton Ranch, Inc., a Delaware corporation, and Omega Flex, Limited, an English corporation, the Company has no equity or debt investments in any other entities.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents include investments in an institutional money market fund, which invests in U.S. Treasury bills, notes and bonds, and/or repurchase agreements, backed by such obligations.

Inventories

Inventories are valued at the lower of cost or market. Cost of inventories are determined by the first-in, first-out (FIFO) method. The Company considers inventory quantities in beyond two-years’ usage, measured on a historical usage basis, to be excess inventory and reduces the gross carrying value of inventory accordingly.

Property and Equipment

Property and equipment are carried at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or, for leasehold improvements, the life of the lease, if shorter. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant improvements are capitalized.

        Excess of Cost Over Net Assets of Acquired Companies (Goodwill)

In accordance with FAS 142, the Company ceased recording amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002. The Company determined that no goodwill impairment existed as of January 1, 2002, under FAS 142. The Company performed annual valuation exercises in accordance with FAS 142 as of December 31, 2003, December 31, 2004 and December 31, 2005 which analyses indicated in all cases no impairment of goodwill.

Advertising Expense

Advertising costs are charged to operations as incurred. Such charges aggregated $403,000, $493,000, and $323,000, for the years ended December 31, 2005, 2004, and 2003, respectively.

Research and Development Expense

Research and development expenses are charged to operations as incurred. Such charges aggregated $554,000, $505,000, and $720,000, for the years ended December 31, 2005, 2004, and 2003, respectively and are included in Engineering expense in the accompanying financial statements.

Shipping Costs

Shipping costs are included in selling expense on the Statement of Operations. The expense relating to shipping was $1,832,000 in 2005, $1,368,000 in 2004 and $1,107,000 in 2003.

Provision for Doubtful Account

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on any known collection issues, historical experience, and other currently available evidence. Due to a viable customer base and strong credit policies the Company had recognized only nominal expenses with regard to uncollectible accounts for the years ended December 31, 2005, 2004 and 2003. In regards to identifying uncollectible accounts, the Company reviews an Aging report on a consistent basis to determine past due accounts and charges off those accounts that are deemed uncollectible once all collection efforts have been exhausted.

Earnings per Common Share

Basic earnings per share have been computed using the weighted average number of common shares outstanding. Common stock options of the Company, as more fully described in Note 1, were considered in the computation of diluted earnings per share, except when such effect would be antidilutive. Basic and diluted weighted average shares outstanding have been adjusted for all periods to give retroactive effect to the stock split which was completed on June 23, 2005, as more fully described in the Spin-Off disclosure in Note 1.

       Stock Based Compensation

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“FAS No. 123”). As permitted by the accounting standard, the Company has chosen to continue to account for stock-based compensations using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25. Accordingly, no compensation expense has been recognized for its stock-based compensation plan, except as explained in Note 12.

The Company made no option grants, modifications of option grants, or settlement of option grants in the three year period ended December 31, 2005 and accordingly, there was no compensation expense impact or pro forma adjustments to Net Income, Basic earnings per share or Diluted earnings per share.

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

Income Taxes

The Company has elected in prior years and up to the date of the Spin-Off in 2005 to file its federal income tax return as part of the Mestek, Inc., consolidated return. Mestek and the Company account for the Company’s federal tax liabilities on the “separate company basis” method in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under this method the Company records tax expense and related deferred taxes and tax benefits in a manner comparable to that which it would record if it were not affiliated with Mestek.

The Company will file a separate Federal income tax return for the five months of 2005 in which it was a separate company.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain.

Other Comprehensive (Loss) Income

For the years ended December 31, 2005, 2004, and 2003, respectively, the components of Other Comprehensive (Loss) Income consisted solely of foreign currency translation adjustments.

Significant Customer

One Customer accounted for approximately 16% of Sales in 2005 and 16% of Accounts Receivable at December 31, 2005. One customer represented 14% and 13% of Sales in 2004 and 2003, respectively, and 10% of Accounts Receivable at December 31, 2004.

Reclassification

Reclassifications are made periodically to previously issued financial statements to conform to the current year presentation.

New Accounting Pronouncements

In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. In December of 2003 FASB issued FIN 46 (R) which, among other things, deferred the consolidation requirements for existing entities until the first reporting period ending after March 15, 2004. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The application of FIN 46 did not have any material effect on its Consolidated Financial Statements.

In May 2003 FASB issued SFAS No. 150: Accounting for Certain Financial Instruments with Characteristics of both liabilities and Equity. SFAS No. 150 established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003 and was otherwise effective at the beginning of the first interim period beginning after June 30, 2003, except for mandatorily redeemable financial instruments of non-public entities, which were subject to the provisions of SFAS 150 for the first fiscal period beginning after December 15, 2003. The Company does not believe that it has issued any financial instruments subject to the requirements of SFAS 150 and accordingly the adoption of SFAS 150 by the Company in 2003 did not have a material effect on the Company’s financial statements.

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”, which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition”, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on the Company’s financial position, results of operations and cash flows.

FASB Statement No. 123 (Revised 2004), “Share-Based Payment (SFAS 123R)” was issued in December, 2004. SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires companies to recognize the compensation cost related to share-based payment transactions with employees in the financial statements. The compensation cost is measured based upon the fair value of the instrument issued. Share-based compensation transactions with employees covered within SFAS 123R include share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

SFAS 123 included a fair-value-based method of accounting for share-based payment transactions with employees, but allowed companies to continue to apply the guidance in APB 25 provided that they disclose in the footnotes to the financial statements the pro forma net income if the fair-value-based method been applied. As explained above, the Company is currently reporting share-based payment transactions with employees in accordance with APB 25 and provides the required disclosures.

SFAS 123R will be effective for the Company for the first interim or annual reporting period that begins after December 15, 2005.

As there are no unvested awards outstanding as of the date of this report, the Company does not presently expect to recognize any compensation cost in the year of adoption of FAS 123R.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“FAS 154”). FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. FAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of FAS 154 is not expected to have a material impact on the Company’s financial position or results of operations.

2. INVENTORIES

Inventories consisted of the following at December 31:
	2005	2004
	(in thousands)

Finished Goods	$4,280	$3,856
Raw Materials	1,948	1,576

Total Inventory, Net	$6,228	$5,432

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2005	2004	Depreciation and Amortization Est. Useful Lives
	(in thousands)

Land	$538	$538
Buildings	4,141	4,141	39 Years
Leasehold Improvements	39	39	3-10 Years
Equipment	6,104	5,387	3-10 Years
	10,822	10,105
Accumulated Depreciation	(5,073)	(4,408)
	$5,749	$5,697

The above amounts include  $238,000 at December 31, 2004 in assets that had not yet been placed in service by the Company. No depreciation was recorded in the related periods for these assets.

Depreciation and amortization expense related to continuing operations was approximately $665,000, $665,000, and $628,000, for the years ended December 31, 2005, 2004, and 2003, respectively.

4. DEBT

Long-term Debt:

Long-term debt consisted of the following at December 31

	2005	2004
	(in thousands)

Mortgage Note	3,411	$3,597
Less Current Maturities	(186)	(186)
	3,225	$3,411

Mortgage Note – On April 16, 2004, the Company’s subsidiary Exton Ranch, Inc. borrowed $ 3,720,000 evidenced by a mortgage note payable to Sovereign Bank. The mortgage note bears interest at LIBOR, plus 1.75% (6.09% at December 31, 2005) and matures on April 16, 2014. The mortgage note is amortized on a twenty-year schedule, but matures ten years after the date of the mortgage note. The monthly payments include a fixed principal payment of $15,500 per month and a variable interest payment based on the above formula. The mortgage note is secured by a first Open End Mortgage and Security Agreement on the property where the Company has its principal manufacturing facilities. The Company is in compliance with all covenants.

                Maturities of debt in each of the next five years and thereafter are as follows in thousands:

Long-term Debt

2006	186
2007	186
2008	186
2009	186
2010	186
Thereafter	2,481

Total	$3,411

The fair value of the Company’s long-term debt is estimated based on the current interest rates offered to the Company for debt of the same remaining maturities. Management believes the carrying value of debt approximates its fair value as of December 31, 2005.

Cash paid for interest was $177,000, $79,000, and $0, during the years ended December 31, 2005, 2004, and 2003, respectively.

5. SHAREHOLDERS’ EQUITY

As of December 31, 2004, the Company had authorized common stock of 1,000 shares with par value of $60 per share. As of December 31, 2004, Mestek, Inc. owned 860 shares of the Company’s common stock, or 86%, and Kevin R. Hoben and Mark F. Albino, the President and Executive Vice President of the Company respectively, collectively owned the remaining 14% of the Company’s common stock. See Note 12. As explained more fully in Note 1, on June 23, 2005 the Company authorized a split of its common shares at a ratio of 1 to 10,153.633 in connection with the planned Spin-Off of Omega Flex common shares to Mestek Stockholders. All references to shares and per share amounts in these Financial Statements have been retroactively restated to give effect to the stock split at the above ratio.

The Company has paid two special dividends on its common stock, but these special dividends were declared and paid prior to the date that our common stock was registered with the Securities and Exchange Commission and began trading on the NASDAQ National Market in August, 2005. The first dividend was declared and paid to shareholders of record as of October 13, 2004, and the amount of the dividend was $0.886 per share on a fully diluted basis and after giving effect to the forward split as part of the distribution, as described in Note 1 under the caption “Spin-Off”. On January 12, 2005, the second dividend was paid to record shareholders as of January 1, 2005, and was $0.92 per share on a fully diluted basis and after giving effect to the forward split as part of the distribution. The 2005 dividend totaling $9,350,000 was recorded as a reduction to retained earnings for the portion related to Mestek, its 86% shareholder, and the remaining 14% portion relating to Mr. Hoben and Mr. Albino was recorded as a reduction to Common Stock Subject to Put Obligation in Current Liabilities as described in Note 12. Our future decisions concerning the payment of dividends on our common stock will depend upon our results of operations, financial condition and capital expenditure plans, as well as such other factors as the Board of Directors, in its sole discretion, may consider relevant. In addition, our existing indebtedness restricts, and we anticipate our future indebtedness may restrict, our ability to pay dividends.

6. INCOME TAXES

Income tax expense consisted of the following:

	2005	2004	2003
	(in thousands)
Federal Income Tax:
Current	$4,148	$3,274	$2,270
Deferred	28	31	287
State Income Tax:
Current	651	449	342
Deferred	3	(2)	6
Foreign Income Tax:
Current	---	---	---
Deferred	114	(42)	(50)
Income Tax Expense	$4,944	$3,710	$2,855

Income taxes included foreign income (losses) of ($198,000), ($168,000), and $323,000 in 2003, 2004, and 2005, respectively.

Total income tax expense differed from “statutory” income tax expense, computed by applying the U.S. federal income tax rate of 35% to earnings before income tax, as follows:

	2005	2004	2003
	(in thousands)

Computed “statutory” income tax expense	$4,347	$3,399	$2,412
State income tax, net of federal tax benefit	425	292	228
Foreign tax rate differential	(32)	17	20
Non-Cash Compensation Expense – permanent difference	205	(11)	234
Other - net	(1)	13	(39)
Income Tax Expense	$4,944	$3,710	$2,855

A deferred income tax (expense) benefit results from temporary timing differences in the recognition of income and expense for income tax and financial reporting purposes. The components of and changes in the net deferred tax assets (liabilities) which give rise to this deferred income tax (expense) benefit for the years ended December 31, 2004 and 2005 are as follows:

	December 31,
	2005	2004
	(in thousands)
Deferred Tax Assets:
Compensated Absences	$69	$62
Inventory Valuation	265	243
Accounts Receivable Valuation	65	8
Fringe Reserves	---	70
Foreign Tax Operating Loss/Credit Carry forward	195	249
Other	25	---
Total Gross Deferred Tax Assets	$619	$632

Deferred Tax Liabilities:
Prepaid Expenses	($172)	($41)
Depreciation and Amortization	(834)	(826)
Deferred Tax Liabilities	(1,006)	(867)
Net Deferred Tax Liability	($387)	($235)

At December 31, 2005, the Company has a United Kingdom tax operating loss carry-forward of approximately $778,000, which may offset income in future years.

Management believes it is more likely than not that the Company will have sufficient taxable income when these timing differences are reversed and that the deferred tax asset will be realized and accordingly no valuation allowance is deemed necessary.

Cash paid for income taxes, net of refunds received, principally via inter-company charges from Mestek, Inc., the Company’s former parent company, was $2,860,000, $3,498,000, and $4,940,000 for the years ended December 31, 2003, 2004, and 2005, respectively.

7. LEASES

The Company leased its office and manufacturing space in Exton, Pennsylvania prior to October 7, 2003 when it acquired the premises for $4,650,000. Permanent financing for the transaction was arranged in 2004 as explained more fully in Note 4. A portion of the premises were rented to unrelated third parties through October of 2005. The Company also subleases office space in Westfield, MA from Mestek, Inc. and leases office space in High Wycombe, U.K. from Industrious Debenture (Jersey) Limited Partnership and warehouse space in Downingtown, PA on a month-to-month basis from Schorn & Company.

Rent expense for operating leases were approximately $60,000, $54,000, and $280,000, for the years ended December 31, 2005, 2004, and 2003, respectively.

There are no future minimum lease payments under non-cancelable leases as of December 31, 2005.

8. EMPLOYEE BENEFIT PLANS

Defined Contribution and 401-K Plans

The Company maintains a qualified non-contributory profit-sharing plan covering all eligible employees. Contributions to the plan charged to expense were approximately $172,000 $168,000, and $153,000, for the years ended December 31, 2005, 2004, and 2003, respectively.

Contributions to the Plan are defined as three percent (3%) of gross wages up to the current Old Age, Survivors, and Disability (OASDI) limit and six percent (6%) of the excess over the OASDI limit, subject to the maximum allowed under the Employee Retirement Income Security Act (ERISA). The plan’s vesting terms fully vest participants over six years.

The Company also maintains a savings & retirement plan qualified under Internal Revenue Code Section 401(k) for all employees. Employees are eligible to participate in the Plan after one year of service. Participants may elect to have up to fifty percent (50%) of their compensation withheld, up to the maximum allowed by the Internal Revenue Code. Participants may also elect to make nondeductible voluntary contributions up to an additional ten percent (10%) of their gross earnings each year within the legal limits. The Company contributes an additional amount equal to 25% of all employee contributions, up to a maximum of 6% of an employee’s gross wages. Contributions are funded on a current basis. Contributions to the Plan charged to expense for the years ended December 31, 2005, 2004, and 2003 were approximately $70,000, $43,000, and $38,000, respectively. The Company Contribution vesting terms fully vest participants over six years.

Prior to the “Omega Flex Spin-Off” transaction described in Note 1, the Company’s “profit sharing” and “401K” plans were maintained through its former parent, Mestek, Inc. with substantially equivalent benefits.

9. COMMITMENTS AND CONTINGENCIES

Commitments:

The Company is obligated under Indemnity Agreements executed on behalf of 11 of the Company’s Officers and Directors. Under the terms of the Agreement, the Company is contingently liable for costs which may be incurred by the Officers and Directors in connection with claims arising by reason of these individuals’ roles as Officers and Directors.

The Company has guaranteed the debt of its wholly-owned subsidiary, Exton Ranch, Inc., related to the mortgage note established on April 16, 2004 with Sovereign Bank for the purchase of the Company’s main operating facility in Exton, PA. The mortgage note is discussed in detail in Note 4 to the financial statements.

The Company has entered into salary continuation agreements with two employees which provide for monthly payments to each of the employee or his designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65. The agreements also provide for survivorship benefits if the employee dies before attaining age 65; and severance payments if the employee is terminated without cause, the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments is included in Other Long-term Liabilities. The Company has obtained and is the beneficiary of two whole life insurance policies in respect of the two employees, and the cash surrender value of such policies (included in Other Assets) exceeds the net present value of the Company’s obligations for the retirement payments at December 31, 2005.

Contingencies:

The Company retains significant obligations under its commercial insurance policies for losses occurring in the policy years in which it was a subsidiary of Mestek, Inc. For the policy year ending October 1, 2004, the Company retained liability for the first $2,000,000 per occurrence of commercial general liability claims (including product liability claims), subject to an agreed aggregate. For losses occurring in the policy year ended October 31, 2003, the Company retained liability for the first $500,000 per occurrence of commercial general liability claims (including product liability claims), subject to an agreed aggregate. In addition, for 2004 and 2003 the Company retained liability for the first $250,000 per occurrence of workers compensation coverage, subject to an agreed aggregate. However, for policy years beginning on July 22, 2005, (the effective date of the Spin-Off) the Company retained liability for the first $25,000 per occurrence of commercial liability claims (including products liability claims), subject to an agreed aggregate, and the Company is currently insured on a ‘first dollar’ basis for workers’ compensation subject to statutory limits. The Company maintains reserves for its obligations under these various policies based on claim experience and the reserves established by the insurers in relation to these claims. The reserve balances at December 31, 2005 and 2004 were not material in amount.

Prior to the Spin-Off, the Company self-insured a substantial portion of the health benefits provided for its employees and maintained reserves in this regard and relied upon a recognized actuarial consulting firm to help it set and maintain these reserves. After the Spin-Off, the Company’s liability is limited to $30,000 per case and an aggregate of $600,000 annually. Current claims experience is running at about slightly less than $300,000 on an annualized basis.

The Company was obligated as a guarantor with respect to the debt of Mestek, Inc. under Mestek’s primary commercial bank line of credit. As of the effective date of the Spin-Off (as disclosed in Note 1), the guaranty was cancelled and is no longer in effect.

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

The Company is engaged in a litigation matter that was filed in the Clark County Circuit Court, in Arkansas, alleging that the Company’s corrugated stainless steel tubing product, TracPipe®, and similar products manufactured by several other manufacturers, also named as defendants in the case, is defective, or that instructions, warnings and training in the installation of corrugated stainless steel tubing are defective, against potential damage to the corrugated stainless steel tubing systems caused by the near-by lightening strikes. The plaintiffs in this case have named three other corrugated stainless steel tubing manufacturers, and one plumber residing in Arkansas, as defendants in this matter, and are seeking class action certification as representatives of all similarly situated persons in the United States, or in the alternative, in Arkansas and Texas, pursuant to the Arkansas rules of civil procedure. The case is currently in discovery, and no determinations have been made as of the date of March 31, 2006 this information statement whether to certify the class either within the United States, or within the states of Texas and Arkansas. The Company believes that the plaintiffs’ claims are entirely without merit and are defending the matter vigorously. At this time, there is no ability to estimate the cost of defense or potential damages related to this matter.

Warranty Commitments:

Gas transmission products such as those made by the Company carry potentially serious personal injury risks in the event of failures in the field. As a result, the Company has extensive internal testing and other quality control procedures and historically the Company has not had a meaningful failure rate in the field due to the extensive nature of these quality controls. Due to the Company’s quality systems, the warranty expense is de minimis, and accordingly, the Company expenses warranty costs on an “as incurred basis”.

10. MINORITY INTERESTS

Five percent of the Company’s Omega Flex Limited subsidiary is held by an unrelated third party.

11. SELECTED QUARTERLY INFORMATION (UNAUDITED)

The table below sets forth selected quarterly information for each full quarter of 2005 and 2004.

(Dollars in thousands except per common share amounts)

2005	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

Total Revenues	$13,268	$15,265	$17,116	$19,989
Gross Profit	$6,790	$7,553	$8,515	$9,843

Net Income	$1,388	$1,680	$1,940	$2,469
Per Common Share:
Basic	$0.14	$0.17	$0.19	$0.24
Diluted	$0.14	$0.17	$0.19	$0.24

2004	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

Total Revenues	$11,106	$11,061	$11,715	$14,366
Gross Profit	$5,488	$5,597	$5,910	$7,856

Net Income	$1,220	$1,102	$1,261	$2,418
Per Common Share:
Basic	$0.14	$0.12	$0.14	$0.26
Diluted	$0.12	$0.11	$0.12	$0.24

12. STOCK OPTION PLANS

The Company adopted a stock option plan (Plan), effective July 1, 1996 which provided for the granting of both Incentive and Non-Qualified Stock Options (as those terms are defined in the Internal Revenue Code) of up to (pre-split) 200 shares of stock to certain employees of the Company for the purchase of the Company’s common stock at fair market value as of the date of grant. The Plan was approved as of July 1, 1996 by John E. Reed, representing Mestek, Inc. (Mestek) the sole shareholder of the Company, pursuant to authority vested in him by vote of the Board of Directors of Mestek dated May 22, 1996. Options to purchase an aggregate of (pre-split) 140 shares of the common stock of the Company, representing a 14% equity share were granted to two executives, Kevin Hoben, President and Mark Albino, Executive Vice President, effective July 1, 1996. The options vested over a five-year period commencing May 1, 1999 and ending on May 1, 2004. All of the options granted were exercised on October 13, 2004, in connection with which the Company received the $1,260,000 exercise price. Through a separate agreement, the option holders (now shareholders in the Company) had a put right after exercise which allowed them to sell their shares to the Company at an amount based upon book value and the Company had a corresponding call option at an amount based upon book value. In accordance with APB 25, the Company has reflected pre-tax charges to earnings in 2005, 2004, and 2003 of $587,000, $844,000, and $668,000, respectively, for the compensation value in those periods of the options granted. These charges, which reflect the potential obligations of the Company relative to the put rights, have been credited to Common Stock Subject to Put

Obligation which is reflected in the accompanying Financial Statements in Current Liabilities as of December 31, 2004. The balance accrued by the Company in the form of stock based compensation expense in respect of the put rights as of December 31, 2004, is $3,465,000. In July 2005 in coordination with the “Omega Flex Spin-Off” described in Note 1 the Company and Mr. Hoben and Mr. Albino mutually terminated their respective call and put rights at which time the Company reclassified the remaining liability (approximately $2,743,000) to the put rights to Paid In Capital. No stock options were outstanding at December 31, 2005.

13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Mestek, Inc.

The Company historically had related party transactions with Mestek, Inc., its 86% shareholder and parent prior to the Spin-Off. The Company relied on Mestek for various services including legal, treasury, tax, employee benefits, insurance, executive oversight and corporate office space. The Company’s Financial Statements include charges for these services of $563,000, and $348,000 in 2004 and 2003, respectively and $266,000 for the seven-months ended July 31, 2005. The charges represent estimates of the value of the services provided. Effective with the date of the “Spin-Off”, these costs include only costs related to financial services, taxation and building rental as more fully described in described in Note 1. See Note 1 for a more comprehensive discussion of the Company’s relationship with Mestek subsequent to the “Spin-Off” of Omega Flex stock to Mestek shareholders.

Omega Flex Limited

The Company provides products for resale, and executive oversight and selected financial services to its subsidiary, Omega Flex Limited. The charges for these products and services represent estimates of the value received. These inter-company transactions are eliminated in the Consolidated Financial Statements.

Exton Ranch, Inc.

As described in Item 2, Properties, the Company rents its main operating facility in Exton, PA from its wholly-owned subsidiary, Exton Ranch, Inc. The amounts so charged are at the prevailing rates for similar-type buildings in the Company’s locale. The inter-company transactions are eliminated the Consolidated Financial Statements. The terms of the Mortgage Note related to the facility are more fully described in Note 4.

14.	DEFAULTS UPON SENIOR SECURITIES

Certain inter-company dividends paid by the Company to Mestek in 2004 and 2005, prior to the “Spin-Off” transaction described in more detail in Note 1, caused the Company to be in technical breach of two loan covenants relating to the mortgage note for certain periods. The Company paid all amounts due under the mortgage note during the periods of the above technical breaches. On September 6, 2005 the Company received a waiver of the technical breach and revised its Loan Covenants which are more appropriate to the Company’s operations as a public company. The Company believes that it is in compliance with all required covenants

Item 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

None

Item 9A – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

At the end of the fiscal fourth quarter, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information the Company must disclose in its reports filed under the Securities Exchange Act. Company management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934. Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

(b)	Changes in Internal Controls.

There was no change in the Corporation’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected or is reasonable likely to materially affect the Corporations’ internal control over financial reporting subsequent to the date the chief executive officer and chief financial officer completed their evaluation.

Item 9B – OTHER INFORMATION

All matters required to be disclosed on Form 8-K during our fiscal 2005 fourth quarter have been previously disclosed on a Form 8-K filed with the Securities and Exchange Commission.

PART III

With respect to items 10 through 14, the Company will file with the Securities and Exchange Commission, within 120 days of the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14A.

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of the Company will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 6, 2006, under the caption “Current Directors and Nominees for Election – Background Information”, and to the extent required and except as set forth therein, is incorporated herein by reference.

Information regarding executive officers of the Company will be set forth under the caption “Executive Officers” in the Company’s proxy statement, and to the extent required and except as set forth therein, incorporated herein by reference.

Information regarding the Company’s Audit Committee and its “Audit Committee Financial Expert” will be set forth in the Company’s proxy statement also, under the caption “Board Committees”, incorporated herein by reference. Information concerning section 16(a) Beneficial Ownership Reporting Compliance will be set forth in the Company’s proxy statement also, under the Caption “Compliance with Section 16(a) of the Securities Exchange Act” incorporated herein by reference.

The Company has adopted a Code Of Business Ethics (“Code”) applicable to its principal executive officer, principal financial and accounting officers, its directors and all other employees generally. A copy of the Code will be set forth as an appendix in the Company’s Proxy Statement and also may be found at the Company’s website www.omegaflex.com. Any changes to or waivers from this Code will be disclosed on the Company’s website as well as in appropriate filings with the Securities and Exchange Commission.

Item 11 - EXECUTIVE COMPENSATION

Information regarding executive compensation will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 6, 2006, and under the caption “Executive Compensation” to the extent required and except as set forth therein, is incorporated herein by reference.

The report of the Compensation Committee of the Board of Directors of the Company shall not be deemed incorporated by reference by any general statement incorporating by reference the proxy statement into any filing under the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under such Act.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management as well as information regarding equity compensation plans and individual equity contracts or arrangements will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 6, 2006, under the caption “Security Ownership of Certain Beneficial Owners and Management”, and to the extent required and except as set forth therein, is incorporated herein by reference.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 6, 2006, under the caption “Certain Relationships and Related Transactions” and to the extent required and except as set forth therein, is incorporated herein by reference.

Item 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding financial accounting fees and services will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 6, 2006, under the caption “Principal Accounting Fees and Services”, and to the extent required, and except as set forth therein, is incorporated herein by reference.

PART IV

Item 15 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Form 10-K:

1.	All financial statements. See Index to Consolidated Financial Statements on page 60 of this Form 10-K.

2.	Financial Statement Schedules. None Required.

3.	Exhibits. See Index to Exhibits.

INDEX

Pages of
this report

Reports of Independent Registered Public Accounting Firms	Page 39

Financial Statements:

(a)(1) Consolidated Balance Sheets as of December 31, 2005 and 2004	Page 40

Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004, and 2003	Page 41

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for the Years Ended December 31, 2005, 2004 and 2003	Page 42

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004, and 2003	Page 43

Notes to the Consolidated Financial Statements	Pages 44 through 58

(a)(2) Financial Statement Schedules

All other financial statement schedules required by Item 14(a)(2) have been omitted because they are inapplicable or because the required information has been included in the Consolidated Financial Statements or notes thereto.

(a)(3)	Exhibits

The Exhibit Index is set forth on Pages 63 and 64. No annual report to security holders as of December 31, 2005 has been sent to security holders and no proxy statement, form of proxy or other proxy soliciting material has been sent by the registrant to more than ten of the registrant’s security holders with respect to any annual or other meeting of security holders held or to be held in 2006. Such annual report to security holders, proxy statement or form of proxy will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

EXHIBIT INDEX

Those documents followed by a parenthetical notation are incorporated herein by reference to previous filings with the Securities and Exchange Commission as set forth below.

Exhibit No.	Description	Reference Key
**********	**********	**********
3.1	Articles of Incorporation of Omega Flex, Inc., as amended	(A)

3.2	Amended and Restated By-laws of Omega Flex, Inc.	(A)

10.1	Indemnity and Insurance Matters Agreement dated July 29, 2005 between Omega Flex, Inc. and Mestek, Inc.	(A)

10.2

Form of Indemnification Agreements entered into between Omega Flex, Inc. and its Directors and Officers and the Directors of its wholly-owned subsidiaries incorporated by reference as provided herein, except as set forth in the attached schedule

(A)

10.3	Schedule of Directors/Officers with Indemnification Agreement	(A)

10.4	Tax Responsibility Allocation Agreement dated July 29, 2005 between Omega Flex, Inc. and Mestek, Inc.	(A)

10.5	Employment Agreement dated April 15, 1996 between Omega Flex, Inc. and Kevin R. Hoben	(A)

10.6	Employment Agreement dated April 22, 1996 between Omega Flex, Inc. and Mark F. Albino	(A)

10.7	Separation and Distribution Agreement dated July 29, 2005 between Omega Flex, Inc. and Mestek, Inc.	(A)

10.8	Transitional Services Agreement dated July 29, 2005 between Omega Flex, Inc. and Mestek, Inc.	(B)

10.9	Shareholders Agreement dated July 1, 1996	(B)

10.10	Promissory Note dated July 29, 2005 by Mestek, Inc. payable to Omega Flex, Inc. in the principal amount of $3,249,615.63.	(B)

10.11	Executive Salary Continuation Agreement

11.1	Schedule of Computation of Earnings Per Common Share

14.1	Code of Business Ethics	(A)

21.1	List of Subsidiaries	(A)

31.1	CEO Certification

31.2	CFO Certification

32.1	906 CEO and CFO Certifications

99.1	Information Statement	(A)

99.2	Corporate Governance Guidelines	(A)

Reference Key

(A)	Filed as an Exhibit to the Registration Statement on Form 10-12G filed on June 22, 2005.

(B)	Filed as an Exhibit to the Registration Statement on Form 10-12G/A filed on July 19, 2005.

Each management contract or compensatory plan or arrangement to be filed as an exhibit to this report pursuant to item 15 is listed in Exhibit numbers 10.1, 10.2 and 10.5.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA FLEX, INC.

Date: March 31, 2006	By:/S/ Kevin R. Hoben
Kevin R. Hoben, President and
Chief Executive Officer

Date: March 31, 2006	By:/S/ E. Lynn Wilkinson
E. Lynn Wilkinson, Vice President
Finance, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2006	By:	/S/ Mark F. Albino
Mark F. Albino, Director

Date: March 31, 2006	By:	/S/ Lawrence Cianciolo
Lawrence Cianciolo, Director

Date: March 31, 2006	By:	/S/ David K. Evans
David K. Evans, Director

Date: March 31, 2006	By:	/S/ David W. Hunter
David W. Hunter, Director

Date: March 31, 2006	By:	/S/ Bruce C. Klink
Bruce C. Klink, Director

Date: March 31, 2006	By:	/S/ John E. Reed
John E. Reed, Director

Date: March 31, 2006	By:	/S/ Stewart B. Reed
Stewart B. Reed, Director

Date: March 31, 2006	By:	/S/ Edward J. Trainor
Edward J. Trainor, Director

- 65 -