Form 10-K/A
period 2005-12-31
Omega Flex, Inc.
filed 2006-05-01
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number000-51372

OMEGA FLEX, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-1948942
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

451 Creamery Way, Exton, PA	19341
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	610-524-7272

Securities registered pursuant to Section 12(b) of the Act:

None

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                       Yes ☒No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                         ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filed. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

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

OMEGA FLEX, INC.

Table of Contents

Form 10-K/A

Explanatory Note:

Omega Flex, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as originally filed with the Securities and Exchange Commission on March 31, 2006 (the “Original Form 10-K”), to add information required in Part III of the Company’s Annual Report on the Original Form 10-K. There are no changes to the Company’s financial statements as originally filed. There are also no changes to the disclosures in the Original Form 10-K, except that this Amendment No. 1 amends and restates, in their entirety, Items 10 through 14 of Part III of the Original Form 10-K. This Amendment No. 1 continues to speak as of the date of the Original Form 10-K, and the Company has not updated the disclosure contained herein to reflect any events that occurred at a later date.

PART III

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors

Our board of directors is comprised of nine directors, and the Board is divided into three classes. Approximately one third of the Directors will be Class I directors (Evans, Hunter, SB Reed), with terms expiring at the annual meeting of shareholders to be held in 2006, approximately one third will be Class II directors (Cianciolo, Klink, Trainor) with terms expiring at the annual meeting of shareholders to be held in 2007 and approximately one third will be Class III directors (Albino, Hoben, JE Reed) with terms expiring at the annual meeting of shareholders to be held in 2008. Commencing with the annual meeting of shareholders to be held in 2006, directors for each class will be elected at the annual meeting of shareholders held in the year in which the term for that class expires and thereafter will serve for a term of three years.

The following table sets forth information as to persons who currently serve as our directors.

Name	Age	Position with Omega Flex

John E. Reed	90	Chairman of the Board
Stewart B. Reed	58	Director
Kevin R. Hoben	59	President & Chief Executive Officer
Mark F. Albino	53	Executive Vice President & Chief Operating Officer
Bruce C. Klink	55	Director
David K. Evans	51	Director
David W. Hunter	77	Director
Edward J. Trainor	65	Director
Lawrence J. Cianciolo	62	Director

Director Biographies

John E. Reed, Age 90

Mr. J.E. Reed is our current Chairman of the Board of Directors and had been Chairman, since 1997. He is currently Chairman and Chief Executive Officer of Mestek, Inc. and has served as a Mestek director since 1986. From 1986 until 1989 he was President and Chief Executive Officer of Mestek, and prior to the 1986 merger of Mestek and Reed National Corp., had been President and Chief Executive Officer of Reed since he founded it in 1946. Mr. Reed is also a director of CareCentric, Inc., Atlanta, Georgia, and Wainwright Bank & Trust Co., Boston, Massachusetts.

Stewart B. Reed, Age 58

Through April 1996, Mr. S.B. Reed was formerly employed as the Executive Vice President of Mestek and he now serves as a consultant to Mestek on acquisitions, labor and employment matters. Prior to the 1986 merger of Mestek and Reed National Corp., Mr. Reed had been Executive Vice President of Reed in charge of corporate development. Mr. Reed had been employed by Reed since 1970. Mr. Reed is a director of Mestek, Inc., CareCentric, Inc., Atlanta, Georgia. Mr. Reed is the son of John E. Reed, our Chairman of the Board.

Kevin R. Hoben, Age 59

Mr. Hoben is currently President and Chief Executive Officer of the Company. Since 1996, Mr. Hoben has served as President of the Company. Mr. Hoben also has served as our director since 1996 and as a director and chairman of our United Kingdom subsidiary, Omega Flex Limited, since 2001. Prior to joining Omega Flex, Mr. Hoben served in a number of senior executive positions with Titeflex Corporation, a manufacturer of flexible metal hose located in Springfield, Massachusetts. Mr. Hoben is also a trustee of Williston-Northampton School, a private secondary school in Easthampton, Massachusetts.

Mark F. Albino, Age 53

Mr. Albino is currently Executive Vice President & Chief Operating Officer. Since 1996, Mr. Albino served as Senior Vice President – Manufacturing & Engineering. Mr. Albino has served as our director since 1996, and has also served as director of Omega Flex Limited since 2001. Prior to his joining us, Mr. Albino held a variety of positions in manufacturing and engineering with Titeflex Corporation and Western Consolidated Technologies.

Bruce C. Klink, Age 55

Mr. Klink is Vice President – Pricing & Business Development for Dominion Resources, Inc., a diversified energy producer headquartered in Richmond, Virginia. Mr. Klink previously held a number of executive positions primarily in senior positions for pricing and regulatory affairs with Consolidated Natural Gas prior to its acquisition by Dominion Resources, and prior to that, held a variety of positions in CNG in accounting, auditing, and regulatory affairs.

David K. Evans, Age 51

Mr. Evans is currently the Construction Manager of American Residential Services, LLC, a large construction company headquartered in Raleigh, North Carolina. Previously, he was the General Manager of Metro Heating and Air Conditioning, Inc. of Raleigh, North Carolina prior to its acquisition by ARS. Mr. Evans previously held a number of senior executive positions at TD Industries, Inc. of Dallas, Texas.

David W. Hunter, Age 77

Mr. Hunter has been Chairman of Hunter Associates, Inc., an investment-banking firm in Pittsburgh, Pennsylvania since 1992. From 1990 to 1992 he was Chairman

Emeritus of Parker/Hunter, Inc., an investment-banking firm in Pittsburgh, Pennsylvania, where he was Chairman from 1978 until 1990. Mr. Hunter is also a Director of Lockhart Companies, Kiene Diesel Accessories, Inc., Justifacts, and Quanterra, Inc. He served as Chairman of the Board of Governors of the National Association of Securities Dealers, Inc. from 1986 to 1987. Mr. Hunter is also a director of Mestek, Inc.

Edward J. Trainor, Age 65

Mr. Trainor is currently Chairman of the Board of Standex International Corporation (NYSE: SXI) and was formerly Chairman and Chief Executive Officer of Standex from 2001 to 2002, was President and Chief Executive Officer of Standex from 1995 to 2001, and was President of Standex from 1994 to 1995. Prior to joining Standex, Mr. Trainor held a variety of executive positions with Kodak Corporation in engineering and manufacturing. Mr. Trainor is also a director of Mestek, Inc

Lawrence J. Cianciolo, Age 62

Mr. Cianciolo is currently an attorney and tax consultant in private practice in New Hartford, Connecticut. He previously was the Vice President – Tax of Grolier Incorporated, and prior to that he worked at Peat Marwick Mitchell & Co. in its tax department.

(b) Executive Officers

The executive officers of the Company, in addition to Mr. Hoben and Mr. Albino whose biographies appears in the section entitled " Directors" above, are the following:

E. Lynn Wilkinson, Age 62

Mr. Wilkinson is currently Vice President – Finance & Chief Financial Officer, which he has held since 2005. Mr. Wilkinson joined Omega Flex in 1996, initially as a consultant and subsequently as Vice President – Finance, a position he has held since 1998 and Treasurer of our subsidiaries, Omega Flex, Ltd. since 2001, and Exton Ranch since 2003. He has previously served in similar positions with Western Rubber Company from 1994 to 1996, as a small business financial consultant with Wilkinson & Associates from 1990 to 1993, and Titeflex Corporation dating from 1980 to 1989. He holds a Masters Degree in Business Administration from Indiana University and passed the Certified Public Accounting Exam in 1975, and subsequently passed the Certified Internal Auditor and Certified Management Accounting exams.

Steven A. Treichel, Age 55

Mr. Treichel is currently the Senior Vice President Corporate Development and Facilities Management. Since 2002, Mr. Treichel served as Vice President – TracPipe® Operations responsible for engineering for the TracPipe® product line and research and development. Previously he served as Vice President of the company in manufacturing and in engineering from 1990 to 2002, and prior to that, he was Plant Manager and Process Engineer from 1984 to 1990. Prior to joining Omega Flex, Mr. Treichel held a number of managerial positions at American Flexible Hose Company from 1978 to 1984, in manufacturing of metal hose fabrication, welding and assembly.

Bernard E. Quinlan, Age 53

Mr. Quinlan is currently Managing Director of Omega Flex Limited, our English subsidiary, a position he has held since 2003, and was previously General Manager from 2000-2003. Previously he served in a number of senior executive positions with Senior Flexonics from 1993 to 2000, and in a number of manufacturing and executive positions with TI Group from 1975 to 1993. Mr. Quinlan has a degree in Chemical Engineering, with an industrial year at the Brewing Industry Research Foundation.

Audit Committee

The Board of Directors has established and maintains an Audit Committee comprised of three of the Company’s outside directors. No member of the Audit Committee serves on the Audit Committee of more than three public companies.

The Audit Committee’s responsibilities are as set forth in its Charter, and can be found at the Company’s website at www.omegaflex.com. The Audit Committee’s primary responsibilities are to assist the Board of Directors in its oversight of the accounting and financial controls of the Company, and oversight of the Company’s compliance with legal and regulatory requirements. The Audit Committee selects the independent auditors, reviews the scope of the audit and the results of the audit, approves permitted non-audit services (such as tax services), and reviews the Company’s financial and disclosure controls procedures. The Audit Committee also oversees management’s efforts to establish and maintain a process for handling complaints or concerns relating to accounting or financial matters, as well as compliance issues generally.

The Audit Committee acts pursuant to the Company’s By-Laws and the Audit Committee Charter. The Audit Committee Charter is reviewed annually by the Audit Committee to determine the charter’s adequacy to respond to the issues raised in the course of the Audit Committee’s activities. The Audit Committee has acted under its charter. The Committee held 3 meetings, at which all members attended in person or by telephone, and consulted with each other and management as necessary to discharge its duties throughout 2005. The current members of the Audit Committee are Messrs. Trainor (Chairman), Klink and Cianciolo. The Board of Directors has determined that both Mr. Klink and Mr. Cianciolo are an "Audit Committee Financial Expert" and that all three members of the Audit Committee are independent directors in accordance with the Company’s Corporate Governance Guidelines, and applicable SEC rules and listing requirements. The Board of Directors has also determined that each of the Audit Committee members possess the education and experience as to provide them with a level of sophisticated knowledge in financial matters that are similar to the matters that the Company may encounter.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires directors and certain officers of the Company, as well as persons who own more than ten percent (10%) of a registered class of the company's equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2005, all applicable Section 16(a) filing requirements were satisfied, except as follows: the Securities and Exchange Commission had declared the Company’s Registration Statement on Form 10 effective as of July 22, 2005, and several insiders (Mestek, Inc., Kevin R. Hoben and Mark F. Albino) did not report their initial statement of ownership in the Company’s common stock within 2 business days after the Company’s Registration Statement became effective. However, such initial statements on Form 3 were filed by the above insiders on July 27, 2005, which was 3 business days after the Company’s Registration Statement became effective and prior to the effective date of the Spin-off of the Company from Mestek, Inc. As a consequence of the Spin-off, Mestek, Inc. distributed all of its equity interests in the Company to Mestek’s shareholders, and Mestek, Inc. no longer has any equity interests in the Company.

Code of Business Conduct

The Company has adopted a Code Of Business Ethics (“Code”) applicable to its principal executive officer, principal financial and accounting officers, its directors and all other employees generally. A copy of the Code may be found at the Company’s website www.omegaflex.com. Any changes to or waivers from this Code will be disclosed on the Company’s website as well as in appropriate filings with the Securities and Exchange Commission.

Item 11 - EXECUTIVE COMPENSATION

Consistent with the revised proxy rules on executive compensation adopted by the Securities and Exchange Commission, there is shown below information concerning the annual compensation (salary, bonus and other) for services in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 2005, 2004 and 2003 of those persons who were at December 31, 2005 (a) the Chief Executive Officer of the Company and (b) the other four most highly compensated executive officers of the Company who were serving in such capacity at December 31, 2005, as determined by the Directors.

SUMMARY COMPENSATION TABLE

Under the revised proxy rules on executive compensation adopted by the Securities and Exchange Commission, all suggested columns and headings relating to forms of compensation not offered by the Company have been omitted for presentation in the Summary Compensation Table below.

Name and	Fiscal	Annual compensation(2)		All Other
Principal Position	Year	Salary	Bonus (1)	Compensation (3)(4)

Kevin R. Hoben, President	2005	$169,215	$737,000	$13,113
and Chief Executive Officer (1)	2004	$155,427	$460,000	$12,067
	2003	$145,131	$385,395	$11,621

Mark F. Albino,	2005	$129,087	$570,000	$13,030
Senior Vice President (2)	2004	$125,211	$350,000	$11,066
	2003	$117,211	$293,500	$11,031

Steven A. Treichel,	2005	$110,549	$225,000	$38,153
Vice President	2004	$107,638	$175,000	$10,607
	2003	$100,716	$150,000	$10,253

E. Lynn Wilkinson,	2005	$100,630	$175,712	$12,772
Vice President-Finance & CFO	2004	$97,976	$125,000	$11,697
	2003	$92,499	$110,000	$10,661

Bernard E. Quinlan, Managing	2005	$143,106	$54,621	$16,308
Director, Omega Flex Limited. (3)	2004	$138,653	$45,885	$ 2,289
	2003	$109,345	$26,470	$ 1,679

Notes to Summary Compensation Table

(1)

All our officers, and certain other key employees involved in our operations, historically have been paid annual bonuses based on the profitability of the business (“Bonus Policy”). Under the Bonus Policy, the bonus for an eligible executive officer is equal to a percentage (which may be different for each participant) of the amount by which our operating profits in each fiscal year exceed a specified return on the average net assets employed by us. The target in 2005 for return on average net assets employed was 20%. Messrs. Hoben, Albino, Treichel and Wilkinson were awarded bonuses under the Bonus Policy for 2005.

(2)

In accordance with the revised rules on executive officer compensation adopted by the Securities and Exchange Commission, amounts of Other Annual Compensation for 2005, 2004, and 2003 (which would include the incremental costs to us of perquisites and personal benefits paid to any executive officer), are excluded because they are less than $50,000 or less than 10% of the total annual salary and bonus compensation for each of the individuals named in the Summary Compensation Table. Such perquisites may include, among others, the compensation attributable to the personal use of a Company automobile and compensation attributable to personal use of club memberships primarily used for business purposes.

(3)	In accordance with the revised rules on executive officer compensation adopted by the Securities and Exchange Commission, amounts of All Other Compensation for 2005, 2004, and 2003 include: the cost of premiums for life insurance and AD&D having a benefit in excess of $50,000 under which we are not a beneficiary; the costs to us of the contributions by us to each executive officer under the 401(k) Plan sponsored by us or Mestek (whereby we match each $1.00 of employee contribution with $0.25 up to the first 6% of salary and bonus); and our contributions on behalf of each executive officer to the profit sharing plan sponsored by us or Mestek, whereby we contribute three percent (3%) of annual base salary up to the OASDI maximum of $90,000 (in 2005) and six percent (6%) of annual base salary for amounts of compensation in excess of the OASDI maximum of $90,000 for 2005 (as limited in accordance with the Employee Retirement Income Security Act), and also includes where applicable amounts imputed with respect to supplemental executive retirement plan, and to a defined benefit plan for employees of our U.K. subsidiary.

(4)

In accordance with the revised rules on executive compensation adopted by the SEC, amounts of long-term compensation have been omitted from the summary compensation table because there have been no grants of stock option awards, supplemental executive retirement plans, change in control agreements or restricted stock units to any of our executive officers in the fiscal years 2005, 2004, and 2003.

(5)

Mr. Hoben is employed under an agreement with us which is automatically extended for one-year periods unless we issue a six-month notice of termination, or Mr. Hoben issues a three-month notice of termination. The contract specifies a certain base salary to be reviewed annually by our Board of Directors . The base salary under this contract for 2005 was $169,215. The contract stipulates that Mr. Hoben was eligible to participate in the Omega Flex 1996 Stock Option Plan, and pursuant to the Plan and the vote of the Board, Mr. Hoben received an option in 1996 to purchase 100 shares (on a pre-split basis) of our common stock at $9,000 per share. Mr. Hoben exercised his option to acquire such shares in 2004. The contract provides for severance of one year’s salary if Mr. Hoben is discharged without cause, or severance of one month’s salary if he is discharged for cause. The contract provides for Mr. Hoben to be furnished with the use of a Company automobile and to be reimbursed for legitimate business expenses.

(6)

Mr. Albino is employed under an agreement with us which is automatically extended for one-year periods unless we issue a six-month notice of termination, or Mr. Albino issues a three-month notice of termination. The contract specifies a certain base salary to be reviewed annually by our Board of Directors . The base salary under this contract for 2005 was $129,087. The contract stipulated that Mr. Albino was eligible to participate in the Omega Flex 1996 Stock Option Plan, and pursuant to the Plan and the vote of the Board, Mr. Albino received an option to purchase 40 shares (on a pre-split basis) of our common stock at $9,000 per share. Mr. Albino exercised his option to acquire such shares in 2004.

(7)

Salary, bonus and certain personal benefits paid to Mr. Quinlan are paid in U.K. pounds sterling. To provide comparability, we have converted such amount to U.S. dollars using an average exchange rate of £1.82069, £1.8354, and £1.5126, for the years 2005, 2004 and 2003, respectively.

Director Compensation

Directors who are also employees of the Company receive no separate compensation for serving as directors or as members of any committees of the Board, nor do they receive compensation for attending committee meetings. Non-employee directors are compensated as follows:

ANNUAL RETAINERS:
All non-employee Directors	$6,000
Member of Audit Committee	$2,000
Committee Chairman	$2,000
Chairman of the Board	$5,000

MEETING FEES:
All non-employee Directors	$1,500
Committee Meeting (when held same day or contiguous Board Meeting)	$ 500
to a Meeting)
Committee Meeting – Stand Alone	$1,500
Committee Meeting - Telephonic	$ 500

Directors are also reimbursed for their reasonable expenses in attending or participating in a Board or committee meeting.

Compensation Committee Interlocks

Since May of 2005 when it was constituted, the members of the Compensation Committee have been Messrs. Hunter (chairman), Evans and Trainor. None of the members of the Compensation Committee was or has been an officer or employee of the Company. None of our executive officers serves on the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or the Compensation Committee.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT

The directors of the Company and the executive officers and directors as a group beneficially owned shares of the Company's outstanding Common Stock as follows on March 31, 2006 (including the rights to acquire beneficial ownership of shares upon the exercise of stock options exercisable within 60 days):

	Shares of
	Common Stock	Percent of
Beneficial Owner	Owned	Class

John F. Reed	3,311,200 (1)	32.61%
Stewart B. Reed	2,195,387 (2)	21.62%
Kevin R. Hoben	1,015,363	10.00%
Mark F. Albino	406,145	4.00%
David K. Evans	540 (3)	*
Bruce C. Klink	500	*
David W. Hunter	22,830 (4)	*
Lawrence J. Cianciolo	3,900 (5)	*
Edward J. Trainor	500	*
Total (6)	6,956,365	68.51%

*indicates less than 1% ownership of the issued and outstanding common stock.

Except as otherwise noted in the footnotes below, the entity, individual director or executive officer or their family members or principal shareholder has sole voting and investment power with respect to such securities.

(1)

Excludes 13,307 shares of common stock held by a family trust for which he is not trustee, to which he disclaims ownership. Excludes 1,712,691 shares of common stock held by John E. Reed as trustee for various family trusts, but for which he disclaims beneficial ownership. However, 1,325,833 of such shares are included in the shares listed as beneficially owned by Stewart B. Reed per note (2) below. Includes 13,307 shares of common stock held by spouse, to which he disclaims beneficial ownership. Includes 524,994 shares of common stock owned by Sterling Realty Trust, a Massachusetts trust of which John E. Reed is the trustee and of which he and a family trust are the beneficiaries

(2)	Includes 1,325,833 shares of common stock owned by the Stewart B. Reed Trust, of which Stewart B. Reed is the beneficiary and John E. Reed is the trustee.

(3)	Shares are held by corporation of which Mr. Evans is an officer and shareholder, and beneficial ownership is disclaimed except to the extent of Mr. Evans’ pecuniary interest.

(4)	Includes 9,500 shares of common stock held by his spouse to which he disclaims ownership.

(5)	Includes 1,950 shares of common stock held by his spouse to which he disclaims ownership.

(6)	Includes all directors and executive officers (12, including those listed in the table above.)

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since the beginning of the Company’s fiscal year in 2005, there were no direct or indirect transactions or business relationships, or any proposed transactions or business relationships, between the Company and any director, officer or 5% shareholder, or any immediate family member of any of the foregoing persons. Since the beginning of the Company’s fiscal year in 2005, there was no indebtedness incurred by any director, officer or 5% shareholder, or any immediate family member of any of the foregoing persons.

Item 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee approved the retention of Vitale, Caturano & Company, Ltd. to audit the Company’s consolidated financial statements for the year ended December 31, 2005. The Audit Committee has restricted the non-audit services that Vitale, Caturano may provide primarily to tax services. The Audit Committee has selected Vitale, Caturano to audit the Company’s consolidated financial statements in 2006.

The following table sets forth the aggregate amounts invoiced to the Company for the fiscal year ended December 31, 2005 by Vitale Caturano:

Audit Fees:	$ 65,000
Audit-Related Fees:
Quarterly Reviews	$ 22,500

Form 10	$ 25,500

Total	$113,000

                “Audit Fees” are fees the Company paid Vitale, Caturano for professional services for the audit of the Company’s financial statements included in Form 10-K and review of financial statements included in Forms 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. “Audit-Related Fees” are fees billed by Vitale, Caturano for assurance and related services, reasonably related to the performance of the audit or review of the financial statements.

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

- 12 -