Form 10-Q
period 2006-03-31
Omega Flex, Inc.
filed 2006-05-15
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE         ACT OF 1934

For the quarterly period ended March 31, 2006

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

The number of shares of the registrant’s common stock issued and outstanding as of April 28, 2006 was 10,153,633.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2006

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1 – Financial Statements

Condensed consolidated balance sheets at March 31, 2006 (unaudited)
and December 31, 2005	3

Condensed consolidated statements of operations for the
three-months ended March 31, 2006 and 2005 (unaudited)	4

Condensed consolidated statements of cash flows for the
three-months ended March 31, 2006 and 2005 (unaudited)	5

Notes to the condensed consolidated financial statements (unaudited)	6 – 13

Item 2- Management’s Discussion and Analysis of Financial Condition
and Results of Operations	13 - 19

Item 3 – Quantitative and Qualitative Information About Market Risks	19

Item 4 – Controls and Procedures	19

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	21

Item 3 – Default on Senior Securities	21

Item 6 – Exhibits	23

SIGNATURE	24

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31
	2006	2005
	(unaudited)
	(Dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$11,928	$9,882
Accounts Receivable - less allowances of
$62 and $33 respectively	6,952	11,938
Inventories	7,138	6,228
Deferred Taxes	252	252
Other Current Assets	238	457

Total Current Assets	26,508	28,757

Property and Equipment - net	5,741	5,749
Goodwill-net	3,526	3,526
Note Receivable from Mestek	3,250	3,250
Other Long-term Assets	432	432

Total Assets	$39,457	$41,714

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Portion of Long-term Debt	$ 186	$ 186
Accounts Payable	1,320	1,554
Accrued Compensation	799	2,631
Accrued Commissions	465	638
Accrued Sales Incentive	1,755	5,299
Other Accrued Liabilities	2,509	1,324

Total Current Liabilities	7,034	11,632

Long-term Debt	3,178	3,225
Deferred Taxes	679	639
Other Long-term Liabilities	210	209

Total Liabilities	11,101	15,705

Minority Interests	30	23

Shareholders’ Equity:
Common Stock – 10,153,633 shares issued	102	102
Paid in Capital	11,739	11,739
Retained Earnings	16,114	13,873
Accumulated Other Comprehensive Income	371	272

Total Shareholders’ Equity	28,326	25,986

Total Liabilities and Shareholders’ Equity	$39,457	$41,714

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three-months ended
	March 31,
	2006	2005
	(Dollars in thousands, except earnings per Common Share)

Net Sales	$17,315	$13,268

Cost of Goods Sold	8,251	6,478

Gross Profit	9,064	6,790

Selling Expense	2,525	2,432
General and Administrative Expense	2,677	1,685
Engineering Expense	410	321

Operating Profit	3,452	2,352

Interest Income, Net	79	64
Other Income, Net	55	7

Income Before Income Taxes	3,586	2,423

Income Tax Expense	1,345	1,035

Net Income	$ 2,241	$ 1,388

Basic Earnings per Common Share:	$ 0.22	$ 0.14

Basic Weighted Average Shares Outstanding	10,154	10,154

Diluted Earnings per Common Share:	$ 0.22	$ 0.14

Diluted Weighted Average Shares Outstanding	10,154	10,154

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three-months ended
	March 31,
	2006	2005
	(Dollars in thousands)

Cash Flows from Operating Activities:
Net Income	$ 2,241	$1,388
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	100	167
Non-Cash Compensation Expense	---	228
Provision for Losses on Accounts Receivable,
net of write-offs and recoveries	29	45
Change in Minority Interests	7	(1)
Changes in Assets and Liabilities:
Accounts Receivable	4,957	1,413
Inventory	(910)	(891)
Accounts Payable	(234)	(171)
Accrued Compensation	(1,832)	(1,288)
Receivable from Mestek, Inc.	---	2,028
Other Liabilities	(2,491)	(2,567)
Other Assets	219	21
Net Cash Provided by Operating Activities	2,086	372

Cash Flows from Investing Activities:
Capital Expenditures	(92)	(386)
Net Cash (Used in) Provided by Investing Activities	(92)	(386)

Cash Flows from Financing Activities:
Principal Payments Under Long Term Debt Obligations	(47)	(47)
Net Cash Provided by (Used In) Financing Activities	(47)	(47)

Net Increase (Decrease) in Cash and Cash Equivalents	1,947	(61)

Translation effect on cash	99	143
Cash and Cash Equivalents - Beginning of Period	9,882	280

Cash and Cash Equivalents - End of Period	$11,928	$ 362
	======	=====

Schedule of Non-Cash Financing Activities
Dividend To Mestek treated as reduction of receivable	---	8,041
Dividend recorded as a reduction of Put Liability	---	1,309
	$ ---	$8,041
	======	=====

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Description of Business

The Company is a leading manufacturer of flexible metal hose, which is used in a variety of applications to carry gases and liquids within their particular applications. These applications include carrying liquefied gases in certain processing applications, fuel gases within residential and commercial buildings and vibration absorbers in high vibration applications. Our industrial flexible metal piping is used to carry other types of gases and fluids in a number of industrial applications where the customer requires the piping to have both a degree of flexibility and/or an ability to carry corrosive compounds or mixtures, or to carry at both very high and very low (cryogenic) temperatures.

The Company manufactures flexible metal hose at its facility in Exton, Pennsylvania, and sells its product through distributors, wholesalers and to original equipment manufacturers (“OEMs”) throughout North America, and in certain European markets.

The accompanying consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). The Company’s unaudited consolidated financial statements for the quarter ended March 31, 2006 have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes that may be required by generally accepted accounting principles for complete financial statements. All material inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, the financial statements include all material adjustments (all of a normal and recurring nature) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. Other than its subsidiaries, Exton Ranch, Inc., a Delaware corporation, and Omega Flex Limited, an English corporation, the Company has no equity or debt investments in any other entities.

2. SIGNIFICANT ACCOUNTING POLICIES

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

Earnings per Common Share

Basic earnings per share have been computed using the weighted average number of common shares outstanding. Common stock options of the Company, as more fully described in Note 3, were considered in the computation of diluted earnings per share, except when such effect would be antidilutive. Basic and diluted weighted average shares outstanding have been adjusted for all periods to give retroactive effect to the stock split which was completed on June 23, 2005, as more fully described in the Spin-Off disclosure in Note 3.

Stock Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123R”), using the statement’s modified prospective application method. Prior to January 1, 2006, the Company followed SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock based Compensation Transition and Disclosure, an amendment to FASB Statement No. 123, which required entities to recognize as expense over the vesting period the fair value of stock-based awards on the date of grant or measurement date. For employee stock-based awards, however, SFAS Nos. 123 and 148 allowed entities to continue to apply the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and provide pro forma net earnings disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS Nos. 123 and 148 for periods as required prior to January 1, 2006.

Under the provisions of SFAS 123R, the Company recognizes the estimated fair value of stock based compensation in the consolidated statement of operations over the requisite service period of each option granted. Under the modified prospective application method of SFAS 123R, the Company applies the provisions of SFAS 123R to all awards granted or modified after January 1, 2006. The Company had no stock options outstanding at December 31, 2005 and made no option grants in the quarters ended March 31, 2006 and 2005. Accordingly, there was no compensation expense recorded in 2006 and the adoption of SFAS 123R had no impact on the Company’s financial statements.

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

Income Taxes

The Company has elected in prior years and up to the date of the Spin-Off as described in Note 3 below to file its federal income tax return as part of the Mestek, Inc., consolidated return. Mestek and the Company account for the Company’s federal tax liabilities on the “separate company basis” method in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under this method the Company recorded tax expense and related deferred taxes and tax benefits in a manner comparable to that which it would have recorded if it were not affiliated with Mestek.

The Company will file a separate Federal income tax return for the five months of 2005 in which it was a separate company, and for 2006 in its entirety.

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

Other Comprehensive (Loss) Income

For the year ended December 31, 2005, and for the quarter ended March 31, 2006, respectively, the components of Other Comprehensive (Loss) Income consisted solely of foreign currency translation adjustments.

Reclassification

Reclassifications are made periodically to previously issued financial statements to conform to the current year presentation.

3. DISTRIBUTION FROM MESTEK, INC (Spin-Off)

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

On January 12, 2005, the Company paid a dividend of $9,350,000 to its shareholders of record as of January 1, 2005. Consistent with their shareholdings, 10% of the dividend was received by Kevin Hoben, President and Chief Executive Officer and 4% by Mark Albino, Executive Vice President (both treated as a reduction of the accrued put obligation), and 86%, or $8,041,000 was received by Mestek, and charged against Retained Earnings. On July 1, 2005 and in anticipation of the Spin-Off, the Company stopped lending its daily cash receipts to Mestek, Inc., its 86% shareholder, in order to accumulate cash reserves necessary for working capital purposes prior to the effective date of the Spin-Off. At the effective date of the Spin-Off, Mestek remained indebted to the Company in the amount of $3,249,615.63 which was converted on the effective date of the Spin-Off to a 3-year note receivable from Mestek bearing interest at 100 basis points above the then prevailing 3 year US Treasury note yield.

The Company, Mestek, Inc., and the above officers entered into a shareholder agreement in 1996 that imposed certain restrictions on the transfer of any shares acquired by such officer in connection with the Omega Flex 1996 Stock Option Plan, and that also provided for rights by the Company to “call,” or the officers to “put,” such shares to or from the other party at a per share price based upon the Company book value. The shareholder agreement was terminated immediately preceding the effective date of the Spin-Off as explained in Note 7.

4. INVENTORIES

	March 31,	December 31,
	2006	2005
	(unaudited)
	(dollars in thousands)

Finished Goods	$5,186	$4,280
Raw Materials	1,952	1,948

Total Inventory	$7,138	$6,228
	=====	=====

5. SHAREHOLDERS’ EQUITY

As of December 31, 2004, the Company had authorized common stock of 1,000 shares with par value of $60 per share. As of December 31, 2004, Mestek, Inc. owned 860 shares of the Company’s common stock, or 86%, and Kevin R. Hoben and Mark F. Albino, the President and Executive Vice President of the Company respectively, collectively owned the remaining 14% of the Company’s common stock. As explained more fully in Note 3, on June 23, 2005 the Company authorized a split of its common shares at a ratio of 1 to 10,153.633 in connection with the planned Spin-Off of Omega Flex common shares to Mestek Stockholders. All references to shares and per share amounts in these Financial Statements have been retroactively restated to give effect to the stock split at the above ratio.

The Company has paid two special dividends on its common stock, but these special dividends were declared and paid prior to the date that our common stock was registered with the Securities and Exchange Commission and began trading on the NASDAQ National Market in August, 2005. The first dividend was declared and paid to shareholders of record as of October 13, 2004, and the amount of the dividend was $0.886 per share on a fully diluted basis and after giving effect to the forward split as part of the distribution, as described in Note 3 under the caption “Spin-Off”. On January 12, 2005, the second dividend was paid to record shareholders as of January 1, 2005, and was $0.92 per share on a fully diluted basis and after giving effect to the forward split as part of the distribution. The 2005 dividend totaling $9,350,000 was recorded as a reduction to retained earnings for the portion related to Mestek, its 86% shareholder, and the remaining 14% portion relating to Mr. Hoben and Mr. Albino was recorded as a reduction to Common Stock Subject to Put Obligation in Current Liabilities as described in Note 7. Our future decisions concerning the payment of dividends on our common stock will depend upon our results of operations, financial condition and capital expenditure plans, as well as such other factors as the Board of Directors, in its sole discretion, may consider relevant. In addition, our existing indebtedness restricts, and we anticipate our future indebtedness may restrict, our ability to pay dividends.

6. COMMITMENTS AND CONTINGENCIES

Commitments:

The Company is obligated under Indemnity Agreements executed on behalf of 11 of the Company’s Officers and Directors. Under the terms of the Agreement, the Company is contingently liable for costs which may be incurred by the Officers and Directors in connection with claims arising by reason of these individuals’ roles as Officers and Directors.

As of March 31, 2006 and December 31, 2005, the Company was a guarantor of the debt of its wholly-owned subsidiary, Exton Ranch, Inc., related to the mortgage note established on April 16, 2004 with Sovereign Bank for the purchase of the Company’s main operating facility in Exton, Pennsylvania. However, as disclosed in Note 8, under the caption “Subsequent Events”, on April 27, 2006, the Company’s subsidiary Exton Ranch, Inc. repaid the entire outstanding principal balance (and accrued interest) of the $3.348 million.

The Company has entered into salary continuation agreements with two employees which provide for monthly payments to each of the employee or his designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65. The agreements also provide for survivorship benefits if the employee dies before attaining age 65; and severance payments if the employee is terminated without cause, the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments is included in Other Long-term Liabilities. The Company has obtained and is the beneficiary of two whole life insurance policies in respect of the two employees, and the cash surrender value of such policies (included in Other Assets) exceeds the net present value of the Company’s obligations for the retirement payments at March 31, 2006.

Contingencies:

The Company retains significant obligations under its commercial insurance policies for losses occurring in the policy years in which it was a subsidiary of Mestek, Inc. For the policy year ending October 1, 2004, the Company retained liability for the first $2,000,000 per occurrence of commercial general liability claims (including product liability claims), subject to an agreed aggregate. For losses occurring in the policy year ended October 31, 2003, the Company retained liability for the first $500,000 per occurrence of commercial general liability claims (including product liability claims), subject to an agreed aggregate. In addition, for 2004 and 2003 the Company retained liability for the first $250,000 per occurrence of workers compensation coverage, subject to an agreed aggregate. However, for policy years beginning on July 22, 2005, (the effective date of the Spin-Off) the Company retained liability for the first $25,000 per occurrence of commercial liability claims (including products liability claims), subject to an agreed aggregate, and the Company is currently insured on a ‘first dollar’ basis for workers’ compensation subject to statutory limits. The Company maintains reserves for its obligations under these various policies based on claim experience and the reserves established by the insurers in relation to these claims. The reserve balances at March 31, 2006 and December 31, 2005 were not material in amount.

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

The Company was obligated as a guarantor with respect to the debt of Mestek, Inc. under Mestek’s primary commercial bank line of credit. As of the effective date of the Spin-Off (as disclosed in Note 3), the guaranty was cancelled and is no longer in effect.

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

The Company is engaged in a litigation matter that was filed in the Clark County Circuit Court, in Arkansas, alleging that the Company’s corrugated stainless steel tubing product, TracPipe®, and similar products manufactured by several other manufacturers, also named as defendants in the case, is defective, or that instructions, warnings and training in the installation of corrugated stainless steel tubing are defective, against potential damage to the corrugated stainless steel tubing systems caused by the near-by lightening strikes. The plaintiffs in this case have named three other corrugated stainless steel tubing manufacturers, and one plumber residing in Arkansas, as defendants in this matter, and are seeking class action certification as representatives of all similarly situated persons in the United States, or in the alternative, in Arkansas and Texas, pursuant to the Arkansas rules of civil procedure. The case is currently in discovery, and no determinations have been made whether to certify the class either within the United States, or within the states of Texas and Arkansas. The Company believes that the plaintiffs’ claims are entirely without merit and are defending the matter vigorously. At this time, there is no ability to estimate the cost of defense or potential damages related to this matter.

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

7. STOCK OPTION PLANS

The Company adopted a stock option plan (the “Plan”), effective July 1, 1996 which provided for the granting of both Incentive and Non-Qualified Stock Options (as those terms are defined in the Internal Revenue Code) of up to (pre-split) 200 shares of stock to certain employees of the Company for the purchase of the Company’s common stock at fair market value as of the date of grant. The Plan was approved by Mestek, Inc., then the Company’s sole shareholder. Options to purchase an aggregate of (pre-split) 140 shares of the common stock of the Company, representing a 14% equity share were granted to two executives, Kevin Hoben, President and Mark Albino, Executive Vice President, effective July 1, 1996. The options vested over a five-year period commencing May 1, 1999 and ending on May 1, 2004. All of the options granted were exercised on October 13, 2004, in connection with which the Company received the $1,260,000 exercise price. Through a separate agreement, the option holders (now shareholders in the Company) had a put right after exercise which allowed them to sell their shares to the Company at an amount based upon book value and the Company had a corresponding call option at an amount based upon book value. In accordance with APB 25, the

Company has reflected pre-tax charges to earnings for the first quarter ended March 31, 2006 and 2005, of $0 and $228,000, respectively, for the compensation value in those periods of the options granted. These charges, which reflected the potential obligations of the Company relative to the put rights, were credited to Common Stock Subject to Put Obligation. In July 2005 in coordination with the “Spin-Off” described in Note 3 the Company and Mr. Hoben and Mr. Albino mutually terminated their respective call and put rights at which time the Company reclassified the remaining liability (approximately $2,743,000) to the put rights to Paid In Capital. No stock options were outstanding at or after December 31, 2005.

8. SUBSEQUENT EVENTS

On April 27, 2006, the Company’s subsidiary Exton Ranch, Inc. paid the entire outstanding principal balance (and accrued interest) of the $3.348 million Mortgage Note that was obtained from Sovereign Bank in 2004 to purchase the Company’s main facility in Exton, Pennsylvania.

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

OVERVIEW

As disclosed in Note 1 to the financial statements, the Company is a former subsidiary of Mestek, Inc. On July 29, 2005, Mestek, Inc. effected a distribution of its 86% ownership of the Company’s common stock to the Mestek record shareholders. This distribution was preceded by the filing on July 22, 2005 of a definitive registration statement of the Company’s common stock on Form 10 with the Securities and Exchange Commission. The Company’s common shares began trading on the NASDAQ National Market under the trading symbol “OFLX” on August 1, 2005. Certain effects of the distribution are reflected in the changes of financial condition of the Company for the quarter ended March 31, 2006.

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

CHANGES IN FINANCIAL CONDITION

Cash and cash equivalents increased from $9,882,000 at December 31, 2005 to $11,928,000 in March 31, 2006. This increase is the result of collections in 2006 on the elevated receivables balance that existed at December 31, 2005, offset by reductions in current liabilities.

Accounts receivable (net of allowances) has decreased $4,986,000 when comparing the December 31, 2005 balance of $11,938,000 to the March 31, 2006 balance of $6,952,000, reflecting the lower sales volume in the first quarter of 2006 compared to the fourth quarter of 2005.

The $1,832,000 decrease in accrued compensation results from the payment of performance incentives to employees in March 2006, which were earned for performance in 2005.

Accrued sales incentives have decreased $3,544,000 from $5,299,000 at December 31, 2005 to $1,755,000 at March 31, 2006. The change is attributable to the Company’s 1st quarter 2006 payout of distributor and representative incentives earned in 2005.

Other accrued liabilities decreased $1,185,000 from $1,324,000 at December 31, 2005 to $2,509,000 at March 31, 2006, primarily reflecting the build up of federal tax liability prior to the Company’s first estimated tax payment related to the year 2006.

RESULTS OF OPERATIONS

Three months ended March 31, 2006 vs. March 31, 2005

The Company reported comparative results from continuing operations for the three-month period ended March 31, 2006 and 2005 as follows:

	Three-months ended March 31,
	2006	2006	2005	2005
	($000)%		($000)%

Net Sales	$17,315	100.00%	$13,268	100.00%
Gross Profit	$9,064	52.3%	$6,790	51.2%
Operating Profits	$3,452	19.9%	$2,352	17.7%

The Company’s sales increased $4,047,000 (30.5%) to $17,315,000 in the three-months period ended March 31, 2006, as compared to $13,268,000 in the three-months period ended March 31, 2005, due to continued strong sales of the Company’s flagship TracPipe® flexible gas piping product and its patented connection system. Sales of TracPipe( were sustained by relatively strong single family and multi-family residential construction activity. The increase in net sales was driven by volume.

The Company’s gross profit margins were up from 51.2% in the three-months period ended March 31, 2005 to 52.3% in the three-months period ended March 31, 2006 indicative of our abilities to effectively price our product coupled with enhanced manufacturing efficiencies and reduced procurement costs.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs. Selling expense was $2,525,000 and $2,432,000 for the three months ended March 31, 2006 and 2005, respectively. Sales expense as a percentage of sales declined from 18.3% for the three months ended March 31, 2005 to 14.6% for the three months ended March 31, 2006.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $2,677,000 and $1,685,000 for the three months ended March 31, 2006 and 2005, respectively. The $992,000 increase in expenses is attributable to legal expenses and to management compensation as well as expenses associated with operating as a public company. For the preceding reasons, general and administrative expense, as a percentage of sales, increased from 12.7% for the three months ended March 31, 2005 to 15.5% for the three months ended March 31, 2006.

Engineering Expenses. Engineering expense consists of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $410,000 and $321,000 for the three months ended March 31, 2006 and 2005 respectively. As a percentage of sales engineering expenses were flat at 2.4% for the three months ended March 31, 2006 and 2005.

Reflecting the factors mentioned above, Operating Profit margins, increased by 2.2 percentage points from $2,352,000 in the three-months period ended March 31, 2005 to $3,452,000 in the three-months period ended March 31, 2006.

Interest Income-Net. Interest income-net includes interest income on the note receivable from Mestek and interest income on our interest-bearing investments, reduced by interest expense associated with the Company’s variable rate first mortgage on our manufacturing facility. Interest Expense was $37,000 for the three-months ended March 31, 2005 and $53,000 for the three-months ended March 31, 2006. On April 27, 2006 the Company’s subsidiary Exton Ranch, Inc. repaid the entire outstanding principal balance (and accrued interest) of the $3,348 million Mortgage Note that was obtained from Sovereign Bank in 2004 to purchase the Company’s main facility in Exton, Pennsylvania.

Other Income-Net. Other Income-net primarily consists of realized foreign currency exchange gains (losses) on Omega Flex Limited payments for accounts payable, interest and management fee to Omega Flex, Inc., its parent corporation.

Income Tax Expense. For three-months period ended March 31, 2005, the Company’s effective income tax rate varied slightly from the statutory rates for both federal and state income taxes due to limitations on deductions related to Incentive Stock Options.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Financial Reporting Release No. 60, released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the Company’s more significant accounting policies.

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

The Company will file a separate Federal income tax return for the five months of 2005 in which it was a separate and public company and will file a separate Federal income tax return for 2006 in its entirety.

By agreement, the Company will be responsible for and hold Mestek harmless from, any liability for its income taxes for all taxable periods, whether before or after the Spin-Off.

The preparation of the Company’s Consolidated Financial Statements requires it to estimate its income taxes in each of the jurisdictions in which it operates, including those outside the United States which may be subject to certain risks that ordinarily would not be expected in the United States. The income tax accounting process involves estimating its actual current exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation and stock based compensation, for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. The Company must then record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, it could materially impact its financial position and results of operations.

IMPACT OF INFLATION

Stainless steel and other related commodities represent a significant portion of the Company’s prime costs. As such, the Company’s margins are vulnerable to inflationary pressures which affect the commodity markets from time to time. Margins were not significantly impacted by such commodity cost increases in the first quarter of 2006 due to the timely implementation of price increases to our customers and to effective hedging of commodity exposures, as explained above. If the rate of inflation continues to climb in 2006, with concurrent interest rate increases, the Company expects that the construction markets and the commodity markets in which it operates could be adversely impacted, thus potentially impacting the Company’s results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Three Months ended March 31, 2006

As of March 31, 2006, we had $11.9 million in consolidated cash, cash equivalents and short-term investments, which is $2.0 million more than at December 31, 2005 resulting from cash generated by the Company’s business operations. As disclosed in Note 8, our subsidiary Exton Ranch, Inc. used approximately $3,354 of cash to repay the entire outstanding principal balance of the $3,348 million Mortgage Note (and accrued interest).

Operating Activities

Cash provided by operations for the first quarter of 2006 was $2.1 million compared with $0.4 million provided by the first quarter of 2005, a $1.7 million increase. The most significant component was the collection of accounts receivable balances.

Investing Activities

Capital spending for the first quarter ended March 31, 2006 was $92,000. Capital spending in the first quarter ended March 31, 2005 was $386,000.

Financing

Cash used in financing activities was nominal in the first quarter of 2006 and 2005.

As of March 31, 2006 and December 31, 2005, the Company had no commercial bank line of credit for working capital purposes. The Company had historically relied upon its former corporate parent, Mestek, Inc. (Mestek), to provide working capital and other credit as needed through an inter-company account relationship; however, the Company consistently transferred more cash to Mestek than it has borrowed resulting in a cumulative inter-company receivable from Mestek. The Company discontinued the coordination of its bank accounts with Mestek on or about July 5, 2005, so that the Company continued to receive all of the proceeds from the payment of its accounts receivable, and Mestek continued to pay the Company’s account payables until on or about July 21, 2005, at which time the Company began paying its own accounts payable. The Company’s inter-company receivable from Mestek was fixed and documented in a written promissory note upon the consummation of the Spin-Off (as described in Note 1 to the Consolidated Financial Statements), in the principal amount of $3,249,615.63. The Mestek promissory note bears interest at a rate of 5.06%, and is payable in full after three years from the effective date of the Spin-Off. The Company has accumulated approximately $11,900,000 in cash and cash equivalents which are invested in a short-term investment facility.

The Company believes its liquidity position as of March 31, 2006 (and after the repayment in full of the Mortgage Note as disclosed in Note 8) is fully adequate to meet foreseeable future needs. The Company also believes that it will possess adequate cash reserves and will be able to obtain sufficient working capital lines of credit to meet its day-to-day needs including any acquisitions or capital expenditures it can reasonably foresee at this time.

Prior to the Spin-Off, the Company was obligated as a guarantor with respect to the debt of Mestek, Inc., its previous parent (as described in Note 3) under it primary commercial bank line of credit. As of the effective date of the distribution of the Company’s common stock by Mestek, Inc. to its shareholders, the guaranty was cancelled and is no longer in effect.

CONTINGENT LIABILITIES AND GUARANTEES

See Note 6 to the Company’s financial statements.

As of March 31, 2006 and December 31, 2005, the Company was a guarantor of the debt of its wholly-owned subsidiary, Exton Ranch, Inc., related to the mortgage note established on April 16, 2004 with Sovereign Bank for the purchase of the Company’s main operating facility in Exton, PA., however, as disclosed in Note 8, under the caption “Subsequent Events”, on April 27, 2006, the remaining $3.348 million principal balance on the mortgage note was paid in full along with all applicable accrued interest.

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

At the end of the fiscal first quarter of 2006, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission. The Company’s management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934. Based on

that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

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

The case is currently in discovery and disposition of the class certification issue is expected in the second half of 2006. The Company will oppose both class certification and any request for a national class. The Company believes it has valid defenses to the issues of both class certification and product liability and the Company will contest these claims vigorously. At this time, the Company believes that no estimation of potential liability in the matter can be reasonably made. It is the nature of class action litigation in general and this matter in particular, that if there should be an adverse decision on the issue of certification of a national class of CSST owners and an adverse decision on the issue of product liability, the financial position and results of operation of the Company could be materially adversely affected.

Item 3 - Defaults Upon Senior Securities

Certain inter-company dividends paid by the Company to Mestek in 2004 and 2005, prior to the “Spin-Off” transaction described in more detail in Note 1, caused the Company to be in technical breach of two loan covenants relating to the mortgage note for certain periods. The Company paid all amounts due under the mortgage note during the periods of the above technical breaches. On September 6, 2005 the Company received a waiver of the technical breach and revised its Loan Covenants which are more appropriate to the Company’s operations as a public company. The Company believes that it is in compliance with all required covenants at March 31, 2006. As disclosed in Note 8, on April 27, 2006, our subsidiary Exton Ranch, Inc. repaid the entire outstanding principal balance (and accrued interest) of the $3,348 million Mortgage Note.

Item 5 – Other Information

On March 27, 2006, the Company entered into an Employment Agreement with Duane E. Shooltz as the Company’s Senior Vice President and General Manager of the Company’s TracPipe® flexible gas piping business. Mr. Shooltz will be responsible for the management of the day-to-day operations and affairs of the TracPipe® business in North America, including manufacturing, engineering, sales and marketing. Mr. Shooltz will report directly to Kevin R. Hoben, the Company’s President & CEO.

EXHIBIT INDEX

Exhibit

No.	Description

10.1	Employment Agreement dated March 27, 2006 between Omega Flex, Inc. and Duane E. Shooltz.

31.1	Certification of Chief Executive Officer of Omega Flex, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Omega Flex, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Omega Flex, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA FLEX, INC.
(Registrant)

Date: March 31, 2006	By: /S/ E. Lynn Wilkinson___________________
E. Lynn Wilkinson
Vice President – Finance
and Chief Financial Officer

-24-