Form 10-Q
period 2006-06-30
Omega Flex, Inc.
filed 2006-08-09
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                            Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 12 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the courts.

The number of shares of the registrant’s common stock issued and outstanding as of July 25, 2006 was 10,153,633.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX-MONTHS ENDED JUNE 30, 2006

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1 – Financial Statements

Condensed consolidated balance sheets at June 30, 2006 (unaudited)
and December 31, 2005 (audited)	3

Condensed consolidated statements of operations for the
three-months ended June 30, 2006 and 2005 and the
six-months ended June 30, 2006 and 2005 (unaudited)	4

Condensed consolidated statements of cash flows for the
six-months ended June 30, 2006 and 2005 (unaudited)	5

Notes to the condensed consolidated financial statements (unaudited)	6

Item 2- Management's Discussion and Analysis of Financial Condition
and Results of Operations	14

Item 3 – Quantitative and Qualitative Information About Market Risks	22

Item 4 – Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	23

Item 3 – Default on Senior Securities	23

Item 5 – Other Information	24

Item 6 - Exhibits and Reports on Form 8-K	25

SIGNATURE	26

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31
	2006	2005
	(unaudited)
	(Dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	8,631	9,882
Accounts Receivable - less allowances of
$75 and $69 respectively	10,219	11,938
Inventories	7,143	6,228
Deferred taxes	252	252
Other Current Assets	164	457

Total Current Assets	26,409	28,757

Property and Equipment - net	6,115	5,749
Goodwill	3,526	3,526
Note Receivable from Mestek	3,250	3,250
Other Long Term Assets	432	432

Total Assets	$39,732	$41,714
	======	======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	---	$186
Accounts Payable	789	1,554
Accrued Compensation	1,508	2,631
Accrued Commissions	531	638
Accrued Sales Incentives	3,011	5,299
Other Accrued Liabilities	2,019	1,324

Total Current Liabilities	7,858	11,632

Long-Term Debt	---	3,225
Deferred Taxes	715	639
Other Long-Term Liabilities	210	209

Total Liabilities	8,783	15,705

Minority Interests	34	23

Shareholders' Equity:
Common Stock – 10,153,633 shares issued	102	102
Paid in Capital	11,739	11,739
Retained Earnings	18,416	13,873
Accumulated Other Comprehensive Income	658	272

Total Shareholders' Equity	30,915	25,986

Total Liabilities and Shareholders' Equity	$39,732	$41,714
	======	======
See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three-months ended		For the six-months ended
	June 30,		June 30,
	2006	2005	2006	2005
(Dollars in thousands, except earnings per Common Share)

Net Sales	$17,908	$15,265	$35,223	$28,533

Cost of Goods Sold	8,621	7,712	16,872	14,190

Gross Profit	9,287	7,553	18,351	14,343

Selling Expense	2,907	2,394	5,432	4,826
General and Administrative Expense	2,350	1,962	5,027	3,647
Engineering Expense	533	311	943	632

Operating Profit	3,497	2,886	6,949	5,238

Interest Income, Net	108	23	187	87
Other Income, Net	160	1	215	8

Income Before Income Taxes	3,765	2,910	7,351	5,333

Income Tax Expense	1,463	1,230	2,808	2,265

Net Income	$2,302	$1,680	$4,543	$3,068
	======	======	======	======

Basic Earnings per Common Share:
Net Income	$0.23	$0.17	$0.45	$0.30

Basic Weighted Average Shares Outstanding	10,154	10,154	10,154	10,154

Diluted Earnings per Common Share:
Net Income	$0.23	$0.17	$0.45	$0.30

Diluted Weighted Average Shares Outstanding	10,154	10,154	10,154	10,154

Dividends Declared per Share	---	---	---	$0.92

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

For the six-months ended
	June 30,
	2006	2005
	(Dollars in thousands
Cash Flows from Operating Activities:
Net Income	$4,543	$3,068
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	200	334
Stock – Based Compensation Expense	---	501
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	29	6
Change in Minority Interests	11	13
Changes in Assets and Liabilities:
Accounts Receivable	1,690	196
Inventory	(915)	(1,152)
Accounts Payable	(765)	(165)
Accrued Compensation	(1,123)	(712)
Intercompany Receivable from Mestek, Inc.	---	2,285
Other Liabilities	(1,623)	(3,006)
Other Assets	293	147

Net Cash Provided by Operating Activities	2,340	1,515

Cash Flows from Investing Activities:
Capital Expenditures	(566)	(539)
Net Cash Used in Investing Activities	(566)	(539)

Cash Flows from Financing Activities:
Principal Payments Under Long Term Debt Obligations	(3,411)	(93)
Net Cash Used in Financing Activities	(3,411)	(93)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,637)	883
Translation effect on cash	386	(141)
Cash and Cash Equivalents – Beginning of Period	(9,882)	280

Cash and Cash Equivalents – End of Period	$8,631	$1,022
	=====	=====

Schedule of Non-Cash Financing Activities
Dividend To Mestek treated as reduction of receivable	---	8,041
Dividend recorded as a reduction of Put Liability	---	1,309
	$---	$9,350
	=====	=====

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

The accompanying consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). The Company’s unaudited consolidated financial statements for the quarter ended June 30, 2006 have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes that may be required by generally accepted accounting principles for complete financial statements. All material inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, the financial statements include all material adjustments (all of a normal and recurring nature) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. Other than its subsidiaries, Exton Ranch, Inc., a Delaware corporation, and Omega Flex Limited, an English corporation, the Company has no equity or debt investments in any other entities.

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

Under the provisions of SFAS 123R, the Company recognizes the estimated fair value of stock based compensation in the consolidated statement of operations over the requisite service period of each option granted. Under the modified prospective application method of SFAS 123R, the Company applies the provisions of SFAS 123R to all awards granted or modified after January 1, 2006. The Company had no stock options outstanding at December 31, 2005 and made no option grants in the quarters or six month periods ended June 30, 2006 and 2005. Accordingly, there was no compensation expense recorded in 2006 and the adoption of SFAS 123R had no impact on the Company’s financial statements.

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

Income Taxes

The Company elected in prior years and up to the date of the Spin-Off as described in Note 3 below to file its federal income tax return as part of the Mestek, Inc. consolidated return. Mestek and the Company account for the Company’s federal tax liabilities on the “separate company basis” method in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under this method the Company recorded tax expense and related deferred taxes and tax benefits in a manner comparable to that which it would have recorded if it were not affiliated with Mestek.

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

Other Comprehensive (Loss) Income

For the year ended December 31, 2005, and for the quarter ended June 30, 2006, respectively, the components of Other Comprehensive (Loss) Income consisted solely of foreign currency translation adjustments.

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

On January 12, 2005, the Company paid a dividend of $9,350,000 to its shareholders of record as of January 1, 2005. Consistent with their shareholdings, 10% of the dividend was received by Kevin Hoben, President and Chief Executive Officer and 4% by Mark Albino, Executive Vice President (both treated as a reduction of the accrued put obligation), and 86%, or $8,041,000 was received by Mestek, and charged against Retained Earnings. On July 1, 2005 and in anticipation of the Spin-Off, the Company stopped lending its daily cash receipts to Mestek, Inc., its 86% shareholder, in order to accumulate cash reserves necessary for working capital purposes prior to the effective date of the Spin-Off. At the effective date of the Spin-Off, Mestek remained indebted to the Company in the amount of $3,250,000 which was converted on the effective date of the Spin-Off to a 3-year note receivable from Mestek bearing interest at 100 basis points above the then prevailing 3 year US Treasury note yield.

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

4. INVENTORIES

	June 30,	December 31,
	2006	2005
	(unaudited)
	(dollars in thousands)

Finished Goods	$5,253	$4,280
Raw Materials	1,890	948

Total Inventory	$7,143	$6,228
	=====	=====

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

As of December 31, 2005, the Company was a guarantor of the debt of its wholly-owned subsidiary, Exton Ranch, Inc., related to the mortgage note established on April 16, 2004 with Sovereign Bank for the purchase of the Company’s main operating facility in Exton, Pennsylvania. However, on April 27, 2006, the Company paid the entire outstanding principal balance (and accrued interest) of the $3.348 million Mortgage Note that was obtained from Sovereign Bank in 2004.

The Company has entered into salary continuation agreements with two employees which provide for monthly payments to each of the employee or his designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65. The agreements also provide for survivorship benefits if the employee dies before attaining age 65; and severance payments if the employee is terminated without cause, the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments is included in Other Long-term Liabilities. The Company has obtained and is the beneficiary of two whole life insurance policies in respect of the two employees, and the cash surrender value of such policies (included in Other Assets) exceeds the net present value of the Company’s obligations for the retirement payments at June 30, 2006.

Contingencies:

The Company retains significant obligations under its commercial insurance policies for losses occurring in the policy years in which it was a subsidiary of Mestek, Inc. For the policy year ending October 1, 2004, the Company retained liability for the first $2,000,000 per occurrence of commercial general liability claims (including product liability claims), subject to an agreed aggregate. For losses occurring in the policy year ended October 31, 2003, the Company retained liability for the first $500,000 per occurrence of commercial general liability claims (including product liability claims), subject to an agreed aggregate. In addition, for 2004 and 2003 the Company retained liability for the first $250,000 per occurrence of workers compensation coverage, subject to an agreed aggregate. However, for policy years beginning on July 22, 2005, (the effective date of the Spin-Off) the Company retained liability for the first $25,000 per occurrence of commercial liability claims (including products liability claims), subject to an agreed aggregate, and the Company is currently insured on a ‘first dollar’ basis for workers’ compensation subject to statutory limits. The Company maintains reserves for its obligations under these various policies based on claim experience and the reserves established by the insurers in relation to these claims. The reserve balances at June 30, 2006 and December 31, 2005 were not material in amount.

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

7. STOCK OPTION PLANS

The Company adopted a stock option plan (the “Plan”), effective July 1, 1996 which provided for the granting of both Incentive and Non-Qualified Stock Options (as those terms are defined in the Internal Revenue Code) of up to (pre-split) 200 shares of stock to certain employees of the Company for the purchase of the Company’s common stock at fair market value as of the date of grant. The Plan was approved by Mestek, Inc., then the Company’s sole shareholder. Options to purchase an aggregate of (pre-split) 140 shares of the common stock of the Company, representing a 14% equity share were granted to two executives, Kevin Hoben, President and Mark Albino, Executive Vice President, effective July 1, 1996. The options vested over a five-year period commencing May 1, 1999 and ending on May 1, 2004. All of the options granted were exercised on October 13, 2004, in connection with which the Company received the $1,260,000 exercise price. Through a separate agreement, the option holders (now shareholders in the Company) had a put right after exercise which allowed them to sell their shares to the Company at an amount based upon book value and the Company had a corresponding call option at an amount based upon book value. In accordance with APB 25, the

Company has reflected pre-tax charges to earnings for the second quarter ended June 30, 2006 and 2005, of $0 and $501,000, respectively, for the compensation value in those periods of the options granted. These charges, which reflected the potential obligations of the Company relative to the put rights, were credited to Common Stock Subject to Put Obligation. In July 2005 in coordination with the “Spin-Off” described in Note 3 the Company and Mr. Hoben and Mr. Albino mutually terminated their respective call and put rights at which time the Company reclassified the remaining liability (approximately $2,743,000) to the put rights to Paid In Capital. No stock options were outstanding at or after December 31, 2005.

8. DEBT

Long-term Debt:

Long-term debt consisted of the following at June 30, 2006 and December 31, 2005

	2006	2005
	(in thousands)

Mortgage Note	$---	$3,411
Less Current Maturities	---	(186)
	$---	$3,225
	=====	=====

On April 27, 2006, the Company’s subsidiary Exton Ranch, Inc. paid the entire outstanding principal balance (and accrued interest) of the $3,348 million Mortgage Note that was obtained from Sovereign Bank in 2004 to purchase the Company’s main facility in Exton, Pennsylvania.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements, which are subject to inherent uncertainties. These uncertainties include, but are not limited to, variations in weather, changes in the regulatory environment, customer preferences, general economic conditions, increased competition, the outcome of outstanding litigation, and future developments affecting environmental matters. All of these are difficult to predict, and many are beyond the ability of the Company to control.

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

OVERVIEW

As disclosed in Note 1 to the financial statements, the Company is a former subsidiary of Mestek, Inc. On July 29, 2005, Mestek, Inc. effected a distribution of its 86% ownership of the Company’s common stock to the Mestek record shareholders. This distribution was preceded by the filing on July 22, 2005 of a definitive registration statement of the Company’s common stock on Form 10 with the Securities and Exchange Commission. The Company’s common shares began trading on the NASDAQ National Market under the trading symbol “OFLX” on August 1, 2005. Certain effects of the distribution are reflected in the changes of financial condition of the Company for the quarter ended June 30, 2006.

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

CHANGES IN FINANCIAL CONDITION

On April 27, 2006, The Company paid the remaining outstanding principal balance (and accrued interest) of $3,348,000 million on the Mortgage Note that was obtained from Sovereign Bank in 2004. The balance at December 31, 2005 was $3,411,000.

RESULTS OF OPERATIONS

Three-months ended June 30, 2005 vs. June 30, 2004

The Company reported comparative results from continuing operations for three-months period ended June 30, 2005 and 2004 as follows:

	Three-months ended June 30,
	(in thousands)

	2006	2006	2005	2005
	($000)%		($000)%
Net Sales	$17,908	100.0%	$15,265	100.0%
Gross Profit	9,287	51.9%	$7,553	49.5%
Operating Profits	3,497	19.5%	$2,886	18.9%

The Company’s sales increased $2,643,000 (17.3%) from $15,265,000 in the three-months period ended June 30, 2005 as compared to $17,908,000 in the three-months period ended June 30, 2006 due to continued strong sales of the Company’s flagship TracPipe® flexible gas piping product and its patented AutoFlare® connection system. TracPipe( is a corrugated stainless steel tubing product developed especially for use in the piping and installation of gas appliances. Sales of TracPipe( flexible gas piping were sustained by relatively strong single family and multi-family residential construction activity driven by low interest rates. Of the $2,643,000 increase in sales from three-months period ended June 30, 2005 to three-months period ended June 30, 2006, approximately two-thirds of such increase were as a result of increases in sales volume.

The Company’s gross profit margins increased from 49.5% in the three-months period ended June 30, 2005 to 51.9% in the three-months period ended June 30, 2006 indicative of management’s ability to find manufacturing efficiencies and effectively price our products despite inflationary pressures effecting stainless steel and other commodities.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs. Selling expense was $2,907,000 and $2,394,000 for the three-months ended June 30, 2006 and 2005, respectively. The $513,000 increase in selling expenses is principally due to increased sales commissions as a result of higher volume. Sales expense as a percentage of sales increased from 15.7% for the three-months ended June 30, 2005 to 16.2% for the three-months ended June 30, 2004.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $2,350,000 and $1,962,000 for the three-months ended June 30, 2006 and 2005, respectively. The $388,000 increase in expenses is attributable to legal costs

($426,000); management compensation and staffing expenses ($204,000); accounting and audit fees, ($105,000); all of which increases were partially mitigated by $273,000 of Stock Option Expense and $128,000 associated with legal and regulatory expenses incurred in the Spin-Off from Mestek, Inc., both of which were incurred in 2005 only. Various other fluctuations netted an increase of approximately $54,000 in general and administrative expenses. For the preceding reasons, general and administrative expense, as a percentage of sales, increased from 12.9% for the three-months ended June 30, 2005 to 13.1% for the three-months ended June 30, 2006.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $533,000 and $311,000 for the three-months ended June 30, 2006 and 2005 respectively. The $222,000 increase in engineering expenses is due to an increase in engineering staffing and expenditures associated with the certification and qualification of new products. Accordingly, engineering expenses as a percentage of sales grew to 3.0% for the three-months ended June 30, 2006 from 2.0% for the three-months ended June 30, 2005.

Reflecting the factors mentioned above, Operating Profit margins increased $611,000 from $2,886,000 in the three-months period ended June 30, 2005 to $3,497,000 in the three-months period ended June 30, 2006.

Interest Income-Net. Interest income-net includes interest income on the note receivable from Mestek and interest income on our interest-bearing investments, reduced by interest expense associated with the Company’s variable rate first mortgage on our manufacturing facility. On April 27, 2006 the Company repaid the entire outstanding principal balance (and accrued interest) of the $3.348 million mortgage note that was obtained from Sovereign Bank in 2004 to purchase the Company’s main facility in Exton, Pennsylvania.

Other Income-Net. Other Income-net primarily consists of realized foreign currency exchange gains (losses) on Omega Flex Limited payments for accounts payable, interest and management fee to Omega Flex, Inc., its parent corporation.

Income Tax Expense. For three-months period ended June 30, 2005, the Company’s effective income tax rate varied slightly from the statutory rates for both federal and state income taxes due to limitations on deductions related to Incentive Stock Options.

Six-months ended June 30, 2005 vs. June 30, 2004

The Company reported comparative results from continuing operations for six-months period ended June 30, 2005 and six-months ended June 30, 2004 as follows:

	Six-months ended June 30,
	(in thousands)

	2006	2006	2005	2005
	($000)%		($000)%
Net Sales	$35,223	100.0%	$28,533	100.0%
Gross Profit	$18,351	52.1%	$14,343	50.3%
Operating Profits	$6,949	19.7%	$5,238	18.4%

The Company’s sales increased $6,690,000 or 23.4% from $28,533,000 in the six-months period ended June 30, 2005 as compared to $35,223,000 in the six-months period ended June 30, 2005 due to continued strong sales of the Company’s flagship TracPipe® flexible gas piping product and its patented AutoFlare( connection system. TracPipe( is a corrugated stainless steel tubing product developed especially for use in the piping and installation of gas appliances. Sales of TracPipe( flexible gas piping were sustained by relatively strong single family and multi-family residential construction activity driven by historically low interest rates. Approximately 86% of the $6,690,000 increase in sales from six-months period ended June 30, 2005 to six-months period ended June 30, 2006 was volume related.

The Company’s gross profit margins have increased from 50.3% in the six-months period ended June 30, 2005 to 52.1% in the six-months period ended June 30, 2006 indicative of management’s ability to find manufacturing efficiencies and effectively price our products despite inflationary pressures affecting stainless steel and other commodities.

Selling Expenses. Selling expense was $5,432,000 and $4,826,000 for the six-months ended June 30, 2006 and 2005, respectively. The $606,000 increase in selling expenses is due to increased sales commissions and freight costs. Sales expense as a percentage of sales was favorable at 15.4% for the six-months ended June 30, 2006 verses 16.9% for the six-months ended June 30, 2005.

General and Administrative Expenses. General and administrative expenses were $5,027,000 and $3,647,000 for the six-months ended June 30, 2006 and 2005, respectively. The $1,380,000 increase in expenses is attributable to legal costs and management compensation partially mitigated by a reduction in legal and regulatory costs incurred in the Spin-Off from Mestek, Inc., which costs were incurred in 2005 only. For the preceding reasons, general and administrative expense, as a percentage of sales, increased from 12.8% for the six-months ended June 30, 2005 to 14.3% for the six-months ended June 30, 2006.

Engineering Expense. Engineering expenses were $943,000 and $632,000 for the six-months ended June 30, 2006 and 2005 respectively. The $311,000 increase in engineering expenses is largely due to expenditures associated with the certification and qualification of new products. Engineering expenses as a percentage of sales were 2.7% for the six-months ended June 30, 2006 and 2.2% for the six-months ended June 30, 2005.

Reflecting the factors mentioned above, Operating Profit margins increased $1,711,000 from $5,238,000 in the six-months period ended June 30, 2005 to $6,949,000 in the six-months period ended June 30, 2006.

Interest Income-Net. Interest income-net includes interest income on the note receivable from Mestek and interest income on our interest-bearing investments, reduced by interest expense associated with the Company’s variable rate first mortgage on our manufacturing facility. On April 27, 2006 the Company repaid the entire outstanding principal balance (and accrued interest) of the $3,348 million Mortgage Note that was obtained from Sovereign Bank in 2004 to purchase the Company’s main facility in Exton, Pennsylvania.

Other Income-Net. Other Income-net primarily consists of realized foreign currency exchange gains (losses) on Omega Flex Limited payments for accounts payable, interest and management fee to Omega Flex, Inc., its parent corporation.

Income Tax Expense. For six-months period ended June 30, 2005, the Company’s effective income tax rate varied slightly from the statutory rates for both federal and state income taxes due to limitations on deductions related to Incentive Stock Options.

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

LIQUIDITY AND CAPITAL RESOURCES

Six Months ended June 30, 2006

As of June 30, 2006, we had $8.6 million in consolidated cash, cash equivalents and short-term investments, which is $1.3 million less than at December 31, 2005. The Company used approximately $3.354 million of cash to repay the entire outstanding principal balance of the $3.348 million mortgage note (and accrued interest). This was largely offset by cash generated by the Company’s business operations during the first half of 2006.

Operating Activities

Cash provided by operations for the first six months of 2006 was $2.3 million compared with $1.5 million provided by the first six months of 2005, a $0.8 million increase.

Investing Activities

Capital spending for the first six months ended June 30, 2006 was $566,000, consistent with capital spending in the first six months ended June 30, 2005 which was $539,000.

Financing

Cash used in financing activities was $3.4 million and $0.1 million in the first six months of 2006 and 2005, respectively. On April 27, 2006, the Company paid the entire outstanding principal balance (and accrued interest) of the $3.348 million Mortgage Note that was obtained from Sovereign Bank in 2004.

As of June 30, 2006 and December 31, 2005, the Company had no commercial bank line of credit for working capital purposes. The Company had historically relied upon its former corporate parent, Mestek, Inc. (Mestek), to provide working capital and other credit as needed through an inter-company account relationship; however, the Company consistently transferred more cash to Mestek than it has borrowed resulting in a cumulative inter-company receivable from Mestek. The Company discontinued the coordination of its bank accounts with Mestek on or about July 5, 2005, so that the Company continued to receive all of the proceeds from the payment of its accounts receivable, and Mestek continued to pay the Company’s account payables until on or about July 21, 2005, at which time the Company began paying its own accounts payable. The Company’s inter-company receivable from Mestek was fixed and documented in a written promissory note upon the consummation of the Spin-Off (as described in Note 1 to the Consolidated Financial Statements), in the principal amount of $3,250,000. The Mestek promissory note bears interest at a rate of 5.06%, and is payable in full after three years from the effective date of the Spin-Off. The Company has accumulated approximately $8,631,000 in cash and cash equivalents which are invested in a short-term investment facility.

The Company believes its liquidity position as of June 30, 2006 (and after the repayment in full of the Mortgage Note as disclosed in Note 8) is fully adequate to meet foreseeable future needs. The Company also believes that it will possess adequate cash reserves and will be able to obtain sufficient working capital lines of credit to meet its day-to-day needs including any acquisitions or capital expenditures it can reasonably foresee at this time.

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

As of June 30, 2006 and December 31, 2005, the Company was a guarantor of the debt of its wholly-owned subsidiary, Exton Ranch, Inc., related to the mortgage note established on April 16, 2004 with Sovereign Bank for the purchase of the Company’s main operating facility in Exton, PA., however, as disclosed in Note 8, under the caption “Debt”, on April 27, 2006, the remaining $3.348 million principal balance on the mortgage note was paid in full along with all applicable accrued interest.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

Item 3. Quantitative And Qualitative Information About Market Risks

The Company does not engage in the purchase or trading of market risk sensitive instruments. The Company does not presently have any positions with respect to hedge transactions such as forward contracts relating to currency fluctuations. No market risk sensitive instruments are held for speculative or trading purposes. For a discussion of the risk factors facing the Company, and the shareholders’ investment in the Company, please refer to the Risk Factors set forth in the Company’s final registration statement on Form 10-12G/A, filed with the Securities and Exchange Commission on July 22, 2005, and the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006, as amended.

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

Case No. CV-2004-211, Circuit Court of Clark County, Arkansas, filed November 15, 2004.

Four individual residents of Arkansas and an individual Texas resident have sued the top four manufacturers of corrugated stainless steel tubing (“CSST”); including Omega Flex, Inc. as the manufacturer of TracPipe® brand CSST. The complaint proposes a national class action on behalf of all owners of installed CSST. Installed CSST is alleged to be defective because it is alleged to be more susceptible to failure from near-lightning strikes than traditional black iron pipe and because the manufacturers allegedly failed to warn of CSST’s allegedly heightened susceptibility to such damage.

The case is currently in discovery. The Company will oppose both class certification and any request for a national class. The Company believes it has valid defenses to the issues of both class certification and product liability and the Company will contest these claims vigorously. At this time, the Company believes that no estimation of potential liability in the matter can be reasonably made. It is the nature of class action litigation in general and this matter in particular, that if there should be an adverse decision on the issue of certification of a national class of CSST owners and an adverse decision on the issue of product liability, the financial position and results of operation of the Company could be materially adversely affected.

Item 3 - Defaults Upon Senior Securities

Certain inter-company dividends paid by the Company to Mestek in 2004 and 2005, prior to the “Spin-Off” transaction described in more detail in Note 1 to the consolidated financial statements, caused the Company to be in technical breach of two loan covenants relating to the mortgage note for certain periods. The Company paid all amounts due under the mortgage note during the periods of the above technical breaches. On September 6, 2005 the Company received a waiver of the technical breach and revised its Loan Covenants which are more appropriate to the Company’s operations as a public company. As disclosed in Note 8 to the consolidated financial statements, on April 27, 2006, our subsidiary Exton Ranch, Inc. repaid the entire outstanding principal balance (and accrued interest) of the $3,348 million mortgage note.

Item 5 – Other Information

As disclosed in the Company’s Proxy Statement dated June 23, 2006, the Board of Directors currently consists of nine directors, a majority of whom are “independent” in accordance with Rule 4200 (15) of the NASDAQ Marketplace Rules and as determined by the Board after consideration of all applicable and relevant laws, rules and facts. Further, the Board has established 4 committees; Executive, Audit, Compensation and Nominating/Governance, and all of the directors serving on the Audit Committee and the Compensation Committee are “independent”. A majority of the directors serving on the Nominating/Governance Committee are likewise “independent” with one non-independent director, Mr. Stewart B. Reed. Mr. Stewart B. Reed does not qualify as an “independent’ director under Rule 4200(15)(B) because of a consulting arrangement with Mestek, Inc. (the Company’s former parent corporation) in each of the three preceding years; however, Mr. Stewart B. Reed is not a current officer or employee of the Company, or a family member of an officer or employee of the Company, nor does he have any relationship to or with the Company that may compromise his independence from management and the Company, or the performance of his duties as members of the Nominating/Governance Committee. Mr. Stewart B. Reed does own approximately twenty-five percent (25%) of the outstanding capital stock of the Company. Mr. Stewart B. Reed was appointed to the Nominations/Governance Committee under exceptional and limited circumstances, and the Board has determined that Mr. Stewart B. Reed’s membership on the committee is required by the best interests of the Company and its shareholders. Such appointment is permitted under Rule 4350(c)(4)(C). A member appointed under this exception may not serve longer than two years.

Item 6 - Exhibits And Reports On Form 8-K

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

The Company filed a Report on Form 8-K on July 25, 2006 regarding Results of Operations and Financial Condition to report earnings for the quarter ended June 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA FLEX, INC.
(Registrant)

Date: August 9, 2006	By: /S/ E. Lynn Wilkinson______________
E. Lynn Wilkinson
Vice President – Finance
and Chief Financial Officer