Form 10-Q/A
period 2006-06-30
Omega Flex, Inc.
filed 2006-08-11
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE:

This amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 is being filed for the sole purpose of adding the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 which were inadvertently not included within our Form 10-Q.  No revisions have been made to our financial statements or any other disclosures contained in the Form 10-Q. This amendment does not reflect events occurring after the original filing of the Form 10-Q, or modify or update those disclosures in the Form 10-Q, except to reflect the amendment described above.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE SIX-MONTHS ENDED JUNE 30, 2006

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1 – Financial Statements

Condensed consolidated balance sheets at June 30, 2006 (unaudited)
and December 31, 2005 (audited)	4

Condensed consolidated statements of operations for the
three-months ended June 30, 2006 and 2005 and the
six-months ended June 30, 2006 and 2005 (unaudited)	5

Condensed consolidated statements of cash flows for the
six-months ended June 30, 2006 and 2005 (unaudited)	6

Notes to the condensed consolidated financial statements (unaudited)	7

Item 2- Management's Discussion and Analysis of Financial Condition
and Results of Operations	15

Item 3 – Quantitative and Qualitative Information About Market Risks	23

Item 4 – Controls and Procedures	23

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	24

Item 3 – Default on Senior Securities	24

Item 5 – Other Information	25

Item 6 - Exhibits and Reports on Form 8-K	26

SIGNATURE	27

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

OMEGA FLEX, INC.
(Registrant)

Date: August 11, 2006	By: /S/ E. Lynn Wilkinson______________
E. Lynn Wilkinson
Vice President – Finance
and Chief Financial Officer