Form 10-Q
period 2006-09-30
Omega Flex, Inc.
filed 2006-11-13
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2006

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

The number of shares of the registrant’s common stock issued and outstanding as of November 10, 2006 was 10,153,633.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2006

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1 – Financial Statements

Condensed consolidated balance sheets at September 30, 2006 (unaudited)
and December 31, 2005 (audited)	3

Condensed consolidated statements of operations for the
three-months ended September 30, 2006 and 2005 and the
nine-months ended September 30, 2006 and 2005 (unaudited)	4

Condensed consolidated statements of cash flows for the
nine-months ended September 30, 2006 and 2005 (unaudited)	5

Notes to the condensed consolidated financial statements (unaudited)	6

Item 2- Management's Discussion and Analysis of Financial Condition
and Results of Operations	15

Item 3 – Quantitative and Qualitative Information About Market Risks	23

Item 4 – Controls and Procedures	24

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	24

Item 6 - Exhibits	25

SIGNATURE	26

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31
	2006	2005
	(unaudited)
	(Dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$11,316	$9,882
Accounts Receivable - less allowances of
$63 and $33, respectively	11,446	11,938
Inventories	7,670	6,228
Deferred taxes	2,723	252
Other Current Assets	480	457

Total Current Assets	33,635	28,757

Property and Equipment - net	6,606	5,749
Goodwill	3,526	3,526
Note Receivable from Mestek	3,250	3,250
Other Long Term Assets	432	432

Total Assets	$47,449	$41,714
	======	======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$---	$186
Accounts Payable	963	1,554
Accrued Compensation	1,469	2,631
Accrued Commissions	539	638
Accrued Sales Incentives	4,360	5,299
Accrued Legal Settlement and Related Costs	6,519	85
Other Accrued Liabilities	2,684	1,239

Total Current Liabilities	16,534	11,632

Long-Term Debt	---	3,225
Deferred Taxes	---	639
Long-Term Accrued Legal Settlement	2,000	---
Other Long-Term Liabilities	257	209

Total Liabilities	18,791	15,705

Minority Interests	42	23

Shareholders' Equity:
Common Stock – 10,153,633 shares issued	102	102
Paid in Capital	11,739	11,739
Retained Earnings	16,097	13,873
Accumulated Other Comprehensive Income	678	272

Total Shareholders' Equity	28,616	25,986

Total Liabilities and Shareholders’ Equity	$47,449	$41,714
	======	======
See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three-months ended		For the nine-months ended
	September 30,		September 30,
	2006	2005	2006	2005
(Dollars in thousands, except earnings per Common Share)

Net Sales	$19,283	$17,116	$54,506	$45,649

Cost of Goods Sold	9,349	8,601	26,221	22,790

Gross Profit	9,934	8,515	28,285	22,859

Selling Expense	3,040	2,513	8,472	7,339
General and Administrative Expense	1,239	1,467	4,950	4,753
Engineering Expense	467	415	1,410	1,047
Legal Settlement and Related Costs	9,008	828	10,324	1,190

Operating Profit (Loss)	(3,820)	3,292	3,129	8,530

Interest Income, Net	147	12	334	99
Other Income, Net	91	127	306	134

Income (Loss) Before Income Taxes	(3,582)	3,431	3,769	8,763

Income Tax Expense (Benefit)	(1,263)	1,491	1,545	3,755

Net Income (Loss)	($2,319)	$1,940	$2,224	$5,008
	======	======	======	======

Basic Earnings (Loss) per Common Share:
Net Income (Loss)	($0.23)	$0.19	$0.22	$0.49

Basic Weighted Average Shares Outstanding	10,154	10,154	10,154	10,154

Diluted Earnings (Loss) per Common Share:
Net Income (Loss)	($0.23)	$0.19	$0.22	$0.49

Diluted Weighted Average Shares Outstanding	10,154	10,154	10,154	10,154

Dividends Declared per Share	---	---	---	$0.92

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

For the nine-months ended
	September 30,
	2006	2005
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net Income	$2,224	$5,008
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	301	501
Stock – Based Compensation Expense	---	587
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	30	3
Change in Minority Interests	19	13
Changes in Assets and Liabilities:
Accounts Receivable	462	(737)
Inventory	(1,442)	(1,075)
Accounts Payable	(591)	(857)
Accrued Compensation	(1,162)	(50)
Receivable from Mestek, Inc.	---	7,974
Accrued Legal Settlement and Related Costs	8.434	---
Other Liabilities	(184)	(2,979)
Other Assets	(2,494)	(785)

Net Cash Provided by Operating Activities	5,597	7,603

Cash Flows from Investing Activities:
Capital Expenditures	(1,158)	(591)
Net Cash Used in Investing Activities	(1,158)	(591)

Cash Flows from Financing Activities:
Principal Payments Under Long Term Debt Obligations	(3,411)	(140)
Proceeds from Issuance of Common Stock	---	50
Net Cash Used in Financing Activities	(3,411)	(90)

Net Increase (Decrease) in Cash and Cash Equivalents	1,028	6,922
Translation effect on cash	406	123
Cash and Cash Equivalents – Beginning of Period	9,882	280

Cash and Cash Equivalents – End of Period	$11,316	$7,325
	======	=====

Schedule of Non-Cash Financing Activities
Dividend To Mestek treated as reduction of receivable	---	8,041
Dividend recorded as a reduction of Put Liability	---	1,309
	$---	$9,350
	=====	=====

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

The accompanying consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). The Company’s unaudited consolidated financial statements for the quarter ended September 30, 2006 have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes that may be required by generally accepted accounting principles for complete financial statements. All material inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, the financial statements include all material adjustments (all of a normal and recurring nature) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.

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

Under the provisions of SFAS 123R, the Company recognizes the estimated fair value of stock based compensation in the consolidated statement of operations over the requisite service period of each option granted. Under the modified prospective application method of SFAS 123R, the Company applies the provisions of SFAS 123R to all awards granted or modified after January 1, 2006. The Company had no stock options outstanding at December 31, 2005 and made no option grants in the quarters or nine month periods ended September 30, 2006 and 2005. Accordingly, there was no compensation expense recorded in 2006 and the adoption of SFAS 123R had no impact on the Company’s financial statements.

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

The Company filed a separate Federal income tax return for the five months of 2005 in which it was a separate company, and will file a separate Federal income tax return for 2006 in its entirety.

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

Other Comprehensive (Loss) Income

For the nine-months ended September 30, 2006 and September 30, 2005, respectively, the components of Other Comprehensive (Loss) Income consisted solely of foreign currency translation adjustments.

Reclassification

Reclassifications are made periodically to previously issued financial statements to conform to the current year presentation.

3. DISTRIBUTION FROM MESTEK, INC. (Spin-Off)

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

In connection with the Spin-Off, the Company executed certain agreements governing its relationship with Mestek subsequent to the date of the Spin-Off. These include:

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

On January 12, 2005, the Company paid a dividend of $9,350,000 to its shareholders of record as of January 1, 2005. Consistent with their shareholdings, 10% of the dividend was received by Kevin Hoben, President and Chief Executive Officer, 4% by Mark Albino, Executive Vice President and Chief Operating Officer (both treated as a reduction of the accrued put obligation), and 86%, or $8,041,000 was received by Mestek, and charged against Retained Earnings. On July 1, 2005 and in anticipation of the Spin-Off, the Company stopped lending its daily cash receipts to Mestek, Inc., its 86% shareholder, in order to accumulate cash reserves necessary for working capital purposes prior to the effective date of the Spin-Off. At the effective date of the Spin-Off, Mestek remained indebted to the Company in the amount of $3,250,000 which was converted on the effective date of the Spin-Off to a 3-year note receivable from Mestek bearing interest at 100 basis points above the then prevailing 3 year US Treasury note yield.

4. INVENTORIES

	September 30,	December 31,
	2006	2005
	(unaudited)
	(dollars in thousands)

Finished Goods	$5,566	$4,280
Raw Materials	2,104	1,948

Total Inventory	$7,670	$6,228
	=====	=====

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

The Company has paid two special dividends on its common stock, but these special dividends were declared and paid prior to the date that our common stock was registered with the Securities and Exchange Commission and began trading on the NASDAQ National Market in August, 2005. The first dividend was declared and paid to shareholders of record as of October 13, 2004, and the amount of the dividend was $0.886 per share on a fully diluted basis and after giving effect to the forward split as part of the distribution, as described in Note 3 under the caption “Spin-Off”. On January 12, 2005, the second dividend was paid to record shareholders as of January 1, 2005, and was $0.92 per share on a fully diluted basis and after giving effect to the forward split as part of the distribution. The 2005 dividend totaling $9,350,000 was recorded as a reduction to retained earnings for the portion related to Mestek, its 86% shareholder, and the remaining 14% portion relating to Mr. Hoben and Mr. Albino was recorded as a reduction to Common Stock Subject to Put Obligation in Current Liabilities, as described in Note 7. Our future decisions concerning the payment of dividends on our common stock will depend upon our results of operations, financial condition and capital expenditure plans, as well as such other factors as the Board of Directors, in its sole discretion, may consider relevant.

6. COMMITMENTS AND CONTINGENCIES

Commitments:

On September 4, 2006 the Company entered into a Stipulation and Settlement Agreement with the Class Representatives and Class Counsel, to settle and resolve the allegations brought forth in the lawsuit titled Berry, et al. v. Titeflex, Inc., et al. in the Arkansas Circuit Court, Clark County. All of the other defendants in the case also signed the Settlement Agreement. The lawsuit relates to allegations that the Company’s CSST products posed an unreasonable risk of fire due to lightning strikes. Both the Company and the other defendants deny these allegations, and deny any wrongdoing or legal liability, but have agreed to settle this matter to avoid further cost and the uncertainty and risk of the outcome of further litigation.

The Settlement Agreement is subject to notice to the Class of the proposed settlement, and final approval by the Court after hearings on the fairness of the Settlement. It is expected that the fairness hearing and hearings on final court approval will not be scheduled before December 31, 2006.

Under the Settlement Agreement, the Company has agreed to pay the value of each payment voucher redeemed by a class member for the installation of a lightning protection system or bonding and grounding of the Company’s CSST product. The amount of the voucher is dependent on the geographical area in the United States where the building is located and the size of the heated or air-conditioned area of the building, as set forth in the Settlement Agreement. The Company has also agreed to pay a fixed amount of administrative expenses in providing notice to the class, and establishing and operating a claim system under which class members may obtain information, submit claims, and have claims processed. Finally, the Company has agreed to pay attorneys’ fees to the Class Counsel to resolve this matter.

The Company cannot determine the exact amount for which it may be liable for the costs of the payment vouchers tendered under the claim program because of the number of unknown variables associated with this liability, including; the number of buildings in the United States that contain the Company’s CSST product; the number of payment vouchers that are properly and timely submitted by claimants; the extent to which vouchers are for lightning protection systems or for bonding and grounding; the geographical location of the building within the United States; and the size of the building in which the CSST is located. However, the Company estimates that the total amount of the liability relating to the settlement of the litigation will fall within a range of $8.8 million and $10.2 million. Accordingly, the Company recorded a pre-tax charge to operations of approximately $8.8 million in the third quarter of 2006. This amount is based on currently available information and certain estimates and judgments, and is subject to revision as actual claims are received, and a claim history is established.

The Company is obligated under Indemnity Agreements executed on behalf of 16 of the Company’s officers and directors. Under the terms of the Agreement, the Company is contingently liable for costs which may be incurred by the officers and directors in connection with claims arising by reason of these individuals’ roles as officers and directors.

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

The Company has entered into salary continuation agreements with two employees which provide for monthly payments to each of the employee or his designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65. The agreements also provide for survivorship benefits if the employee dies before attaining age 65; and severance payments if the employee is terminated without cause, the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments is included in Other Long-term Liabilities. The Company has obtained and is the beneficiary of two whole life insurance policies in respect of the two employees, and the cash surrender value of such policies (included in Other Assets) exceeds the net present value of the Company’s obligations for the retirement payments at September 30, 2006.

Contingencies:

The Company retains significant obligations under its commercial insurance policies for losses occurring in the policy years in which it was a subsidiary of Mestek, Inc. For the policy year ending October 1, 2004, the Company retained liability for the first $2,000,000 per occurrence of commercial general liability claims (including product liability claims), subject to an agreed aggregate. For losses occurring in the policy year ended October 31, 2003, the Company retained liability for the first $500,000 per occurrence of commercial general liability claims (including product liability claims), subject to an agreed aggregate. In addition, for 2004 and 2003 the Company retained liability for the first $250,000 per occurrence of workers compensation coverage, subject to an agreed aggregate. However, for policy years beginning on July 22, 2005 (the effective date of the Spin-Off), the Company retained liability for the first $25,000 per occurrence of commercial liability claims (including products liability claims), subject to an agreed aggregate, and the Company is currently insured on a ‘first dollar’ basis for workers’ compensation subject to statutory limits. The Company maintains reserves for its obligations under these various policies based on claim experience and the reserves established by the insurers in relation to these claims. The reserve balances at September 30, 2006 and December 31, 2005 were not material in amount.

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

Warranty Commitments:

Gas transmission products such as those made by the Company carry potentially serious personal injury risks in the event of failures in the field. As a result, the Company has extensive internal testing and other quality control procedures and historically the Company has not had a meaningful failure rate in the field due to the extensive nature of these quality controls. Due to the Company’s quality systems, the warranty expense is de minimis, and accordingly, the Company does not maintain a warranty reserve beyond a nominal amount.

7. STOCK OPTION PLANS

The Company adopted a stock option plan (the “Plan”), effective July 1, 1996 which provided for the granting of both Incentive and Non-Qualified Stock Options (as those terms are defined in the Internal Revenue Code) of up to (pre-split) 200 shares of stock to certain employees of the Company for the purchase of the Company’s common stock at fair market value as of the date of grant. The Plan was approved by Mestek, Inc., then the Company’s sole shareholder. Options to purchase an aggregate of (pre-split) 140 shares of the common stock of the Company, representing a 14% equity share were granted to two executives, Kevin Hoben, President and Mark Albino, Executive Vice President, effective July 1, 1996. The options vested over a five-year period commencing May 1, 1999 and ending on May 1, 2004. All of the options granted were exercised on October 13, 2004, in connection with which the Company received the $1,260,000 exercise price. Through a separate agreement, the option holders (now shareholders in the Company) had a put right after exercise which allowed them to sell their shares to the Company at an amount based upon book value and the Company had a corresponding call option at an amount based upon book value. In accordance with APB 25, the

Company has reflected pre-tax charges to earnings for the third quarter ended September 30, 2006 and 2005, of $0 and $587,000, respectively, for the compensation value in those periods of the options granted. These charges, which reflected the potential obligations of the Company relative to the put rights, were credited to Common Stock Subject to Put Obligation. In July 2005 in coordination with the “Spin-Off” described in Note 3 the Company and Mr. Hoben and Mr. Albino mutually terminated their respective call and put rights at which time the Company reclassified the remaining liability (approximately $2,743,000) to the put rights to Paid In Capital. No stock options were outstanding at or after December 31, 2005.

8. DEBT

Long-term Debt:

Long-term debt consisted of the following at September 30, 2006 and December 31, 2005

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

The Company is a leading manufacturer of flexible metal hose, and is currently engaged in a number of different markets, including residential and commercial construction, transportation, petrochemical, pharmaceutical, semi-conductor, and medical industries.

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

On September 4, 2006 the Company entered into a Stipulation and Settlement Agreement with the Class Representatives and Class Counsel, to settle and resolve the allegations brought forth in the lawsuit titled Berry, et al. v. Titeflex, Inc., et al. in the Arkansas Circuit Court, Clark County. The Company estimates that the total amount of the liability relating to the settlement of the litigation will fall within a range of $8.8 million and $10.2 million. Accordingly, the Company recorded a pre-tax charge to operations of approximately $8.8 million in the third quarter of 2006. This amount is based on currently available information and certain estimates and judgments, and is subject to revision as actual claims are received, and a claim history is established.

RESULTS OF OPERATIONS

Three-months ended September 30, 2006 vs. September 30, 2005

The Company reported comparative results from continuing operations for the three-months period ended September 30, 2006 and 2005 as follows:

	Three-months ended September 30,
	(in thousands)

	2006	2006	2005	2005
	($000)%		($000)%
Net Sales	$19,283	100.0%	$17,116	100.0%
Gross Profit	$9,934	51.5%	$8,515	49.7%
Operating Profits	($3,820)	(19.8%)	$3,292	19.2%

The Company’s sales increased $2,167,000 (12.7%) from $17,116,000 in the three-months period ended September 30, 2005 as compared to $19,283,000 in the three-months period ended September 30, 2006 due to continued strong sales of the Company’s flagship TracPipe® flexible gas piping product and its patented AutoFlare® connection system. TracPipe( is a corrugated stainless steel tubing product developed especially for use in the piping of fuel gas lines within residential and commercial buildings. Although sales in the quarter to established contractors in the residential construction sector may have been slightly affected by the current weakening of the residential market, overall sales of TracPipe( flexible gas piping were sustained by conversion of competitive products in the Company’s largest market (residential construction), and strategic initiatives resulting in accelerating sales in the commercial market. Of the $2,167,000 increase in sales from the three-months period ended September 30, 2005 to the three-months period ended September 30, 2006, approximately two-thirds of such increase were as a result of price increases to address rapidly increasing raw material costs with the remainder due to increases in sales volume.

The Company’s gross profit margins increased from 49.7% in the three-months period ended September 30, 2005 to 51.5% in the three-months period ended September 30, 2006 indicative of management’s ability to find manufacturing efficiencies and effectively price our products despite inflationary pressures effecting stainless steel and other commodities.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs. Selling expense was $3,040,000 and $2,513,000 for the three-months ended September 30, 2006 and 2005, respectively. The $527,000 increase in selling expenses is principally due to increased sales commissions as a result of higher volume. Staffing expenses and sales travel also contributed to the increase. Sales expense as a percentage of sales increased from 14.7% for the three-months ended September 30, 2005 to 15.8% for the three-months ended September 30, 2006.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services (2005 only). General and administrative expenses were $1,239,000 and $1,467,000 for the three-months ended September 30, 2006 and 2005, respectively. The $228,000 decrease in expenses is mainly attributable to a decrease in incentive compensation offset slightly by increases in staffing expenses. For the preceding reasons, general and administrative expense, as a percentage of sales, decreased from 8.6% for the three-months ended September 30, 2005 to 6.4% for the three-months ended September 30, 2006.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $467,000 and $415,000 for the three-months ended September 30, 2006 and 2005 respectively. As a percentage of sales, engineering expenses were in line with the prior year at 2.4%.

Legal Settlement and Related Costs. Legal charges related to the pending Arkansas litigation for the three-months ended September 30, 2006 and 2005, were $9,008,000 and $828,000, respectively. Further details are provided in Note 6, Commitments and Contingencies. We do not expect to incur at any time during the foreseeable future further charges for legal expenses or settlements on the scale recorded in the third quarter.

Reflecting the factors mentioned above, Operating Profit margins decreased $7,112,000 from a profit of $3,292,000 in the three-months period ended September 30, 2005 to a loss of $3,820,000 in the three-months period ended September 30, 2006. Excluding $9,008,000 and $828,000 of legal charges related to the pending Arkansas litigation for the three-months ending September 30, 2006 and 2005, respectively, operating profits actually increased $1,068,000, or 25.9%.

Interest Income-Net. Interest income-net includes interest income on the note receivable from Mestek and interest income on our interest-bearing investments.

Other Income-Net. Other Income-net primarily consists of realized foreign currency exchange gains (losses) on Omega Flex Limited payments for accounts payable, interest and management fee to Omega Flex, Inc., its parent corporation.

Income Tax Expense. The Company’s effective tax rate reflects the anticipated benefit of future deductions from payments relating to the Arkansas litigation.

Nine-months ended September 30, 2006 vs. September 30, 2005

The Company reported comparative results from continuing operations for the nine-months period ended September 30, 2006 and 2005 as follows:

	Nine-months ended September 30,
	(in thousands)

	2006	2006	2005	2005
	($000)%		($000)%
Net Sales	$54,506	100.0%	$45,649	100.0%
Gross Profit	$28,285	51.9%	$22,859	50.1%
Operating Profits	$3,129	5.7%	$8,530	18.7%

The Company’s sales increased $8,857,000 or 19.4% from $45,649,000 in the nine-months period ended September 30, 2005 as compared to $54,506,000 in the nine-months period ended September 30, 2006 due to continued strong sales of the Company’s flagship TracPipe® flexible gas piping product and its patented AutoFlare( connection system. TracPipe( is a corrugated stainless steel tubing product developed especially for use in the piping of fuel gas lines within residential and commercial buildings. Although sales in the quarter to established contractors in the residential construction sector may have been slightly affected by the current weakening of the residential market, overall sales of TracPipe( flexible gas piping were sustained by conversion of competitive products in the Company’s largest market (residential construction), and strategic initiatives resulting in accelerating sales in the commercial market. Approximately 71% of the increase in sales from the nine-months period ended September 30, 2005 to the nine-months period ended September 30, 2006 was volume-related, with the remaining volume attributable to price increases implemented to meet rapidly escalating raw material costs.

The Company’s gross profit margins have increased from 50.1% in the nine-months period ended September 30, 2005 to 51.9% in the nine-months period ended September 30, 2006 indicative of management’s ability to find manufacturing efficiencies and effectively price our products despite inflationary pressures affecting stainless steel and other commodities.

Selling Expenses. Selling expense was $8,472,000 and $7,339,000 for the nine-months ended September 30, 2006 and 2005, respectively. The $1,133,000 increase in selling expenses is principally due to increased sales commissions but also attributable to freight costs and sales travel. Sales expense as a percentage of sales was favorable at 15.5% for the nine-months ended September 30, 2006 verses 16.1% for the nine-months ended September 30, 2005.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services (2005 only). General and administrative expenses were $4,950,000 and $4,753,000 for the nine-months ended September 30, 2006 and 2005, respectively. The $197,000 increase in expenses is mainly attributable to an increase in staffing expenses offset slightly by decreases in incentive compensation. As a percentage of sales general and administrative expenses have actually decreased from 10.4% for the nine-months ended September 30, 2005 to 9.1% for the nine-months ended September 30, 2006.

Engineering Expense. Engineering expenses were $1,410,000 and $1,047,000 for the nine-months ended September 30, 2006 and 2005, respectively. The $363,000 increase in engineering expenses is largely due to increases in staffing expenses but also attributable to experimental material expenditures associated with the development of new products. Engineering expenses as a percentage of sales were 2.6% for the nine-months ended September 30, 2006 and 2.3% for the nine-months ended September 30, 2005.

Legal Settlement and Related Costs - Legal charges related to the pending Arkansas litigation for the nine-months ended September 30, 2006 and 2005, were $10,324,000 and $1,190,000, respectively. Further details are provided in Note 6, Commitments and Contingencies. We do not expect to incur at any time during the foreseeable future further charges for legal expenses or settlements on the scale recorded in the third quarter.

Reflecting the factors mentioned above, Operating Profit margins decreased $5,401,000 from $8,530,000 in the nine-months period ended September 30, 2005 to $3,129,000 in the nine-months period ended September 30, 2006. Excluding $10,324,000 and $1,190,000 of legal charges related to the pending Arkansas litigation for the three-months ending September 30, 2006 and 2005, respectively, operating profits actually increased $3,733,000, or 38%.

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

Income Tax Expense. The Company’s effective tax rate reflects the anticipated benefit of future deductions from payments relating to the Arkansas litigation.

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

The Company filed a separate Federal income tax return for the five months of 2005 in which it was a separate and public company and will file a separate Federal income tax return for 2006 in its entirety.

By agreement, the Company will be responsible for and hold Mestek harmless from, any liability for its income taxes for all taxable periods, whether before or after the Spin-Off.

The preparation of the Company’s Consolidated Financial Statements requires it to estimate its income taxes in each of the jurisdictions in which it operates, including those outside the United States which may be subject to certain risks that ordinarily would not be expected in the United States. The income tax accounting process involves estimating its actual current exposure together with assessing temporary differences resulting from differing treatment of items such as depreciation, stock based compensation, and legal settlements for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. The Company must then record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, it could materially impact its financial position and results of operations.

IMPACT OF INFLATION

Stainless steel and other related commodities represent a significant portion of the Company’s prime costs. As such, the Company’s margins are vulnerable to inflationary pressures which affect the commodity markets from time to time. Margins were not significantly impacted by such commodity cost increases in 2006 due to the timely implementation of price increases to our customers and to effective hedging of commodity exposures, as explained above. If the rate of inflation continues to climb in 2006, with concurrent interest rate increases, the Company expects that the construction markets and the commodity markets in which it operates could be adversely impacted, thus potentially impacting the Company’s results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Nine Months ended September 30, 2006

As of September 30, 2006, the Company had $11.3 million in consolidated cash, cash equivalents and short-term investments, which is $1.4 million more than the $9.9 million cash balance at December 31, 2005. The Company used approximately $3.354 million of cash to repay the entire outstanding principal balance of the $3.348 million mortgage note (and accrued interest). This was largely offset by cash generated by the Company’s business operations during the first nine months of 2006.

Operating Activities

Cash provided by operations for the first nine months of 2006 was $5.6 million compared with $7.6 million provided by the first nine months of 2005, a $2.0 million decrease.

Investing Activities

Capital spending for the first nine months ended September 30, 2006 was $1,158,000, compared with capital spending in the first nine months ended September 30, 2005 which was $591,000.

Financing

Cash used in financing activities was $3.4 million and $0.1 million in the first nine months of 2006 and 2005, respectively. On April 27, 2006, the Company paid the entire outstanding principal balance (and accrued interest) of the $3.348 million Mortgage Note that was obtained from Sovereign Bank in 2004.

As of September 30, 2006 and December 31, 2005, the Company had no commercial bank line of credit for working capital purposes. The Company had historically relied upon its former corporate parent, Mestek, Inc. (Mestek), to provide working capital and other credit as needed through an inter-company account relationship; however, the Company consistently transferred more cash to Mestek than it has borrowed resulting in a cumulative inter-company receivable from Mestek. The Company discontinued the coordination of its bank accounts with Mestek on or about July 5, 2005, so that the Company continued to receive all of the proceeds from the payment of its accounts receivable, and Mestek continued to pay the Company’s account payables until on or about July 21, 2005, at which time the Company began paying its own accounts payable. The Company’s inter-company receivable from Mestek was fixed and documented in a written promissory note upon the consummation of the Spin-Off (as described in Note 3 to the Consolidated Financial Statements), in the principal amount of approximately $3,250,000. The Mestek promissory note bears interest at a rate of 5.06%, and is payable in full after three years from the effective date of the Spin-Off. The Company has accumulated approximately $11,316,000 in cash and cash equivalents which are invested in a short-term investment facility.

The Company believes its liquidity position as of September 30, 2006 is adequate to meet the ongoing costs of operating the business, providing capital resources, and partially funding the settlement of the Arkansas litigation. The Company also believes it has ample financial strength to obtain sufficient working capital lines of credit to fund additional requirements.

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

At the end of the fiscal third quarter of 2006, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission. The Company’s management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934. Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

(b)	Changes in Internal Controls.

There was no change in the Company’s “internal control over financial reporting” (as defined in rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the nine-month period covered by this Report on Form 10-Q that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting subsequent to the date the chief executive officer and chief financial officer completed their evaluation.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

On September 4, 2006 the Company entered into the Stipulation and Settlement Agreement between the Class Representatives and Class Counsel, and the Company and all of the other defendants in the lawsuit titled “Berry, et al. v. Titeflex, Inc., et al.”. The Settlement Agreement was filed on September 5, 2006 in the Arkansas Circuit Court in Clark County, preliminarily settling all of the allegations set forth in the lawsuit. On September 6, 2006, the Company issued a press release and filed a Current Report on Form 8-K with the Securities and Exchange Commission regarding the settlement.

See Note 6 – Contingencies of the Notes to the Condensed Consolidated Financial Statements (Part 1, Item 1) for information regarding this legal proceeding in which we are involved.

Item 6 - Exhibits

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

OMEGA FLEX, INC.
(Registrant)

Date: November 13, 2006	By: /S/ E. Lynn Wilkinson______________
E. Lynn Wilkinson
Vice President – Finance
and Chief Financial Officer