Form 10-K
period 2006-12-31
Omega Flex, Inc.
filed 2007-04-02
CIK 1317945

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ______________________

Commission File Number	000-51372

Omega Flex, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-1948942
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

451 Creamery Way, Exton, PA	19341
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	610-524-7272

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common	The NASDAQ Stock Market LLC

Securities registered pursuant to section 12(g) of the Act:

Not applicable

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐	No ☒

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

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2006, the last business day of the most recently completed second quarter of 2006 was $20.05.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.                 Yes [ ]No [ ]

The number of shares of the registrant’s common stock issued and outstanding as of March 30, 2007 was 10,153,633.

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2007 Annual Meeting of Shareholders to be filed hereafter are incorporated by reference into Part III (Items 10-14) of this Report on Form 10-K and certain Exhibits to previous filings with the Securities and Exchange Commission are incorporated by reference into Part IV, Item 15 of this Report on Form 10-K.

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

Important factors that might cause our actual results to differ materially from the results contemplated by these forward-looking statements are contained in “Risk Factors” on page 11 and elsewhere in this report and our future filings with the Securities and Exchange Commission.

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

Industry Overview

The flexible metal hose industry is highly fragmented and diverse, with over 10 companies producing flexible metal hose in the United States, and at least that many in Europe and Asia. Because of its simple and ubiquitous nature, flexible metal hose can be applied and has been applied to a number of different applications across a broad range of industries.

                The major market categories for flexible metallic hose include automotive, aerospace, residential and commercial construction, and general industrial. Omega Flex participates in the latter two, which in the aggregate represent about 50% of the total market opportunity for flexible metallic hose. The major use of corrugated stainless steel tubing in the residential and commercial construction markets is primarily for flexible gas piping and gas appliance connectors and secondarily as pump connectors and seismic loops to isolate vibration in mechanical piping systems in commercial buildings. The general industrial market includes all of the processing industries, the most important of which include primary steel, petrochemical, pharmaceutical, and specialty applications for transfer of fluids at both extremely low and high temperatures, (such as the conveying of cryogenic liquids) and a highly fragmented OEM market, as well as a maintenance and repair market.

None of our competitors is dominant in more than one market. We are a leading supplier of flexible metal hose in each of the two broad markets in which we participate. Our assessment of our overall competitive position is based on several factors. The flexible gas piping market in the U.S. is currently concentrated in the residential housing market, and based on the reports issued by the national trade groups on housing construction, the level of acceptance of flexible gas piping in the construction market, and the average usage of flexible gas piping in a residential building, we are able to estimate with a high level of accuracy the size of the total gas piping market, and, based on our sales, our position within that market. For other applications, industry trade groups collect and report on the size of the relevant market, and we can estimate our percentage of the relevant market based on our sales as compared to the market as a whole.

Furthermore, the customer base for the products that we sell is widely known, as is the identity of the manufacturers aligned with those customers. Independent manufacturers’ sales representatives have good estimates and in many cases, factual information on the volume of purchases of customers in their territories. Because there are gross differences in the market shares of many of the competing manufacturers, it is possible to reasonably assess shared positions. Large national accounts also have a sense as to shared positions as well, because they have relationships with most of the competing manufacturers and will share opinions. Lastly, the term “leading” implies a host of factors other than sales volume and market share position. This includes the range and capability of the product line, history of product development and new product launches, all of which information is in public domain. Based on this alone, we are without question the undisputed leader in at least one of the two major market segments in which we participate.

Development of Business

We were incorporated in 1976 under the name of Tofle America, Inc. as the subsidiary of a Japanese manufacturer of flexible metal hose. For a number of years, we were a manufacturer of flexible metal hose that was sold primarily to customers using the hose for incorporation into finished assemblies for industrial applications. We later changed our name to Omega Flex, Inc., and in 1996, we were acquired by Mestek, Inc. In 1997, we introduced our first new product – TracPipe® corrugated stainless steel tubing for use in carrying fuel gas within residential, commercial and industrial buildings. Our growth since 1997 has been primarily as a result of the growth in the use and acceptance of corrugated stainless steel tubing as an alternative to the traditional black iron pipe throughout the construction industry, and through the development of our AutoFlare® patented fittings and accessories to the corrugated stainless steel tubing that differentiate our systems from those of our competitors. In January 2005, Mestek announced its intention to distribute its equity ownership in our common stock to the Mestek shareholders. A registration statement for the Omega Flex common stock was filed with the Securities and Exchange Commission and the registration statement was declared effective on July 22, 2005. We also listed our common stock on NASDAQ National Market (now the NASDAQ Global Market) under the stock symbol “OFLX”, and began public trading of our common stock on August 1, 2005. All Mestek shareholders as of the record date for the distribution received one share of Omega Flex common stock for each share of Mestek common stock owned as of the record date. We are now a totally separate company from Mestek, and we do not use or share any material assets or service of Mestek in conducting our business. Our operating plans for 2007 are to continue to grow the distribution and sale of our TracPipe® flexible gas piping and industrial products, as well as to nurture new product development.

Overview of Current Business

Products

We have had the most success within the residential construction industry where our TracPipe® flexible gas piping has enjoyed wide acceptance due to its reliability and durability. Within that industry, the flexible gas piping products that we offer and similar products offered by our competitors have sought to overcome the use of black iron pipe that has traditionally been used by the construction industry in the United States and Canada for the piping of fuel gases within a building. Prior to the introduction of the first corrugated stainless steel piping system in 1989, nearly all construction in the United States and Canada used traditional black iron pipe for gas piping. However, the advantages of corrugated stainless steel tubing in areas subject to high incidence and likelihood of seismic events had been first demonstrated in Japan. In a seismic event, the corrugated stainless steel tubing was shown to withstand the stresses on a piping system created by the shifting and movement of a seismic event better than rigid pipe. However, the advantages of corrugated stainless steel tubing over the traditional black iron pipe also include lower overall installation costs because the corrugated stainless steel tubing can be installed in long uninterrupted lines within the building.

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

From its introduction in 1997, TracPipe® flexible gas piping has grown to be our primary product line, with other applications representing a minor portion of our business. While we remain firmly committed to maintaining a presence in the other applications and markets for flexible metal hose (both because of the opportunities in those applications and because they suggest new markets and new applications), we have increasingly become an organization oriented to the manufacture and distribution of flexible gas piping products. The growth in the flexible gas piping application domestically has superseded the prior technologies represented by traditional black iron pipe or copper tube. We plan to continue our growth through continued inroads against older technologies, in both the residential and commercial markets, in the United States and overseas in geographic areas that have access to natural gas distribution systems.

As noted below, our flexible metal hose is used in a wide variety of applications besides flexible gas piping. Our involvement in these markets is important because just as the flexible gas piping applications have sprung from our expertise in manufacturing annular metal hose, so other applications may also evolve from our participation in the industry. For example, we currently have several development projects underway in various stages for several new applications, including transportation, high purity gases, and underground pre-sleeved applications. Our transportation products require some additional development and testing for the product to begin to reach its potential and begin full commercialization. Our high purity gas and underground pre-sleeved applications are still in development.

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

Manufacturing

In each instance, whether the application is for corrugated stainless steel tubing for fuel gases, flexible metal hose for handling specialty chemicals or gases, or unique industrial applications requiring ability to withstand wide variations in temperature and vibration, all of our success rests on the metal hose made by Omega Flex. Most of our flexible metal hoses range in diameter from 1/4” to 2” while certain applications require diameters of up to 14”. All of our smaller diameter pipe (2” inner diameter and smaller) is made by a proprietary process that is known as the rotary process. The proprietary process that we use to manufacture our annular hose is the result of a long-term development effort begun in 1995. Through continuous improvement, we have over the years developed and fine-tuned the process so that we can manufacture annular flexible metal hose on a high speed, continuous process. We believe that our own rotary process for manufacturing annular corrugated metal hose is the most cost efficient method in the industry, and that our rotary process provides us with a unique advantage in many of the industries in which we participate. As a result, we are able to provide our product on a demand basis. In December 2006, we achieved a delivery performance to the scheduled ship date of 96.9% for TracPipe® flexible gas piping. The quick inventory turnover reduces our costs for in-process inventory, and further contributes to our gross margin levels. We have also improved our productivity on a historical basis.

Raw Materials

We use various materials in the manufacture of our products primarily stainless steel for our flexible metal hose and polyethylene for our jacketing material on TracPipe® flexible gas piping. We also purchase all of our proprietary AutoFlare® brass fittings for use with the TracPipe® flexible gas piping. Although we have multiple sources qualified for all of our major raw materials and components, we have historically used one or two sources of supply for such raw materials and components. Our current orders for stainless steel and fittings are each placed with one or two suppliers. If any one of these sources of supply were interrupted for any reason, then we would have to devote additional time and expense in obtaining the same volume of supply from our other qualified sources. This potential transition, if it were to occur, could affect our operations and financial results during the period of such transition. Commodities markets in general and stainless steel in particular has had significant upward price movement in 2006, resulting in increasing costs to manufacture products and, in some cases, a tightening supply. We believe that with our purchase commitments for stainless steel, polyethylene and for our proprietary fittings, that we have adequate sources of supply for these raw materials and components for 2007. We have not had significant difficulty in obtaining the raw materials, component parts or finished goods from our suppliers in prior years. We believe that constriction in the supply of stainless steel will continue until additional global capacity becomes available. Continued volatility in the commodities marketplace and competitive conditions in the sale of our products may not allow us to pass along raw materials or component part price increases to our customers.

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

Customers

We sell our products to customers scattered across a wide and diverse set of industries from construction to pharmaceutical with approximately 4,300 active customers. These sales channels include sales through independent sales representatives, distributors, original equipment manufacturers, direct sales, and sales through our website on the internet. We utilize various distribution companies in the sale of our TracPipe® flexible gas piping, and these distribution customers in the aggregate represent a material portion of our business. In particular, our customer, Ferguson Enterprises, and its various branches, represents 18% of the Company’s Net Sales for the year ended December 31, 2006, and 14% of the Accounts Receivable balance at December 31, 2006. All of this business is done on a purchase order basis for immediate resale commitments or stocking, and there are no long-term purchase commitments. In the event we were to lose an account, we would not expect any long-term reduction in our sales due to the broad end-user acceptance of our products. We would anticipate that in the event of a loss of any one or more distributors, that after an initial transition period, the sale of our products would resume at or near their historical levels. Furthermore, in the case of certain national distribution chains like Ferguson and other distributors, it is possible that there would continue to be purchasing activity from one or more regional or branch distribution customers. We sell our products within North America, primarily in the United States and Canada, and we also sell our products internationally, primarily in Europe through our sales office located in Oxfordshire, England. Our sales outside of North America are less than ten percent of our total net sales, with most of the sales occurring in the United Kingdom and elsewhere in Europe. We do not have a material portion of our long-lived assets located outside of the United States, and due to its small size, the foreign operations do not carry any additional risk from being located outside of the United States.

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

Competition

There are approximately ten manufacturers of flexible metal hose in the United States, and approximately that number in Europe, several in South America, and six to eight in Asia. The U. S. manufacturers include Titeflex Corporation, Parker Hannifin Corporation, Ward Manufacturing, Truflex, Microflex, U. S. Hose, Hose Master, and several smaller privately held companies. No one manufacturer, as a general rule, participates in more than two of the major market categories as outlined above with most concentrating in just one. We estimate that we hold a number one or number two share position in the two major market categories in which we participate. In the flexible gas piping market, the U.S. market is currently concentrated in the residential housing market, and based on the reports issued by the national trade groups on housing construction, the level of acceptance of flexible gas piping in the construction market, and the average usage of flexible gas piping in a residential building, we are able to estimate with a high level of accuracy the size of the total gas piping market, and based on our sales our position within that market. For other applications, industry trade groups collect and report on the size of the relevant market, and we can estimate our percentage of the relevant market based on our sales as compared to the market as a whole. The larger of our two markets, the construction industry, has seen a reduction in the rate of growth in 2006. As discussed elsewhere, black iron pipe or copper tube was historically used by all builders of commercial and residential buildings until the advent of flexible gas piping and changes in the relevant building codes. Since that time, flexible gas piping has taken an increasing share of the total amount of fuel gas piping used in construction, until at present we estimate that flexible gas piping is approximately one-half of the market for the residential component, but significantly less for commercial. Within the flexible gas piping market, we compete against five other manufacturers of flexible metal hose, including Titeflex, Parker Hannifin, and Wardflex.

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

Intellectual Property

We have a comprehensive portfolio of intellectual property, including approximately 93 patents issued in 30 countries around the world. The patents cover (a) the Autoflare® fittings used by the flexible gas piping to join the piping to a junction or assembly, (b) pre-sleeved corrugated stainless steel tubing for use in underground applications, (c) an electrically conductive jacket for flexible gas piping that we sell under the trademark CounterStrike®. Our AutoFlare® fitting is the leading fitting for use with flexible gas piping because it offers a metal-to-metal seal between the fitting and the tubing, and because of its robustness and ease of use. The metal-to-metal contact provides for a longer lasting and more reliable seal than fittings which use gaskets or sealing compounds that can deteriorate over time. In applications involving fuel gases in a building, the ability to maintain the seal and prevent the leaking of such gases over long periods of time is valued by our customers. We also have received a patent for the composition of the polyethylene jacket used in our CounterStrike® flexible gas piping product, which has increased ability to dissipate electrical energy in the event of a nearby lightening strike. The expiration dates for the several patents covering our AutoFlare® fittings will expire between 2016 and 2020 and the Counterstrike® patent will expire 2025. We currently have several patent applications pending in the United States and internationally covering improvements to our AutoFlare® fittings and our CounterStrike® polyethylene jacket. Finally, and as mentioned above, our unique rotary process for manufacturing flexible metal hose has been developed over the last ten years, and constitutes a valuable trade secret. In a recently concluded case, a Pennsylvania court has issued a ruling that confirms our proprietary rotary manufacturing process does constitute a “trade secret” under Pennsylvania law, and is entitled to protection against unauthorized disclosure or misappropriation.

We are currently engaged in a case currently pending in the U.S. District Court in Massachusetts, in which we have sued a flexible gas pipe competitor for infringement on one or more of our U.S. patents covering our AutoFlare® fittings. The court has ruled that the competitor did infringe one or more of our patents, and that the patents were valid. The decision regarding validity of our patents is currently on appeal. See “Item 3 – Legal Proceedings” for a more detailed description of the litigation.

Employees

As of December 31, 2006, we had 115 employees. Most of our employees are located in our main facility in Exton, Pennsylvania, which is currently our main manufacturing facility, and which contains our engineering, finance, human resources and most sales personnel. Our factory workforce in Exton, Pennsylvania is not represented by a collective bargaining agent. We also maintain an office in Westfield, Massachusetts where seven employees in management and sales are primarily assigned. We sublease our Westfield offices from Mestek. A number of individual sales personnel are scattered across the United States. We also maintain a facility in Oxfordshire, England, and that facility has a total of seven people. The sales personnel in England handle all sales and service for our products in Europe and select accounts in Asia and the Middle East.

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

Internet Website

You may learn more about our company by visiting our website at www.omegaflex.com. Among other things, you can access our filings with the Securities and Exchange Commission. These filings include annual reports (Form 10-K), quarterly reports (Form 10-Q), and current reports (Form 8-K), as well as Section 16 reports filed by our officers and directors (Forms 3, 4 and 5). All of these reports will be available on the website as soon as reasonably practicable after we file the reports with the SEC. You may also view on our website the following important corporate governance documents:

•	Code of Business Ethics
•	Corporate Governance Guidelines
•	Charters for each of the Board committees
•	Policy on receiving complaints regarding account or internal control issues

Item 1A – RISK FACTORS

You should carefully consider the following risk factors and all the other information contained in this annual report and our other filings in evaluating our business and investment in our common stock. We have not disclosed general risk factors that may be applicable to any for-profit organization, such as general economic conditions, interest rates, labor supply and technological changes. Investors are cautioned to take into consideration the specific risk factors we have disclosed below and general risk factors before making an investment decision.

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

As a manufacturer of flexible metal hose, we must use certain raw materials in the manufacture of the hose. The primary raw material is stainless steel that is used in the forming of the hose, and various other steel products used in the wire braid overlay over some flexible metal hoses for additional strength and durability. We also use polyethylene in pellet form for the forming and extrusion of polyethylene jacket over corrugated stainless steel tubing for use in fuel gas applications, underground installations, and other installations that require that the metal hose be isolated from the environment. Finally, we also purchase our proprietary brass fittings used with the flexible metal hose that provide a mechanical means of attaching the hose to an assembly or junction. We attempt to limit the effects of volatile raw material prices, and to ensure adequate and timely supply of material, by committing to annual purchase contracts for the bulk of our steel and polyethylene requirements, and for our requirements for fittings. We also have qualified several vendors to produce or manufacture our critical purchase requirements. However, there is no assurance that these precautions would eliminate all or most of the adverse effects of a sudden increase in the cost of materials or key components, or that the loss of one or more of our sources would not lead to higher costs because of less competition.

We face intense competition in all of our markets.

The markets for flexible metal hose are intensely competitive. There are a number of competitors in all markets in which we operate, and generally none of these markets have one dominant competitor – rather a large number of competitors exist, each having a proportion of the total market. One or more of our competitors may develop technologies and products that are more effective or which may cost less than our current or future products, or could potentially render our products noncompetitive or obsolete. Our prior success has been due to our ability to develop new products and product improvements, and establish and maintain an effective distribution network which to some extent came at the expense of several competing manufacturers. There can be no assurance that our competitors will not be able to disrupt our distribution network by causing one or more of our sales representatives to drop our product lines.

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

All of our manufacturing capacity is currently located in our facility in Exton, Pennsylvania. We do not have any other operational manufacturing capacity for flexible metal hose. We cannot replicate our manufacturing methods at a supplier’s facility due to the confidential and proprietary nature of our manufacturing process. If the manufacturing portion of the Exton facility were destroyed or damaged in a significant manner, we would not be able to manufacture our flexible metal hose without delay or interruption. This could lead to a reduction in sales volume if customers were to purchase their requirements from our competitors, claims for breach of contract by certain customers with contracts for delivery of flexible metal hose by a certain date, and costs to replace our destroyed or damaged manufacturing capacity. The impact of any possible damage or destruction of our manufacturing facility may be offset to some extent by proceeds from our business interruption insurance policies. The fittings and accessories for the flexible metal hose are manufactured for us by several suppliers not located in Exton, Pennsylvania.

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

•

We incurred a significant expense in settling the Arkansas class action litigation. We believe that this settlement was an anomalous event, and is unlikely to be replicated on that scale within the foreseeable future.

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

We are currently not carrying any long-term debt. We may consider establishing credit facilities to provide funds for purposes of working capital, capital purchases, research and development, potential acquisitions and business development. If we do use credit facilities, interest costs associated with any such borrowings and the terms of the loan generally may adversely affect our profitability.

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

Our TracPipe® flexible gas piping is used in the construction industry, both in residential, commercial and industrial segments, for the piping of fuel gas within a building. The demand for new or remodeled construction in the construction industry – and in particular the residential construction industry – is susceptible to fluctuations in interest rates charged by banks and other financial institutions as well as consumer demand. The purchasers of new or remodeled construction generally finance the construction or acquisition of the residential, commercial or industrial buildings, and any increase in the interest rates on such financing will raise the acquisition cost of the potential purchaser. As costs increase, an increasing number of potential buyers may not be able to support the level of financing under a higher interest rate environment. Increased acquisition costs may lead to a decline in the demand for new or remodeled construction, and as a result may also lead to a reduced demand for our products used in construction industry.

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

We are currently engaged in one case currently pending in the U.S. District Court in Massachusetts, where we have sued a flexible gas pipe competitor for infringement on one or more of our U.S. patents covering our AutoFlare® fittings. Although we have received a ruling from the court that our patents were infringed, and that our patents are valid, the decision on the validity of our patents is currently on appeal. The results we may obtain from resorting to any such legal proceedings are never assured, and it is possible that an adverse decision may be delivered in any particular proceeding. As a result, we may not be able to retain the exclusive rights to utilize and practice such intellectual property rights, and one or more of our competitors could utilize and practice such intellectual property rights. This development may lessen our competitive advantage vis-à-vis one or more competitors, and lead to a reduction in sales volume in one or more product lines, a reduction in profit margin in such product lines, or both. See Item 3 – Legal Proceedings for a more detailed description of the above described litigation.

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

We are obligated to pay a significant settlement, which could affect our liquidity.

The Company has recently settled a purported class action captioned Lovelis, et al. v. Titeflex Corp., et al., that was brought in the Clark County Circuit Court, in Arkansas. The plaintiffs alleged that corrugated stainless steel tubing products, including our TracPipe® CSST and similar products manufactured by several other manufacturers (also named as defendants in the case), was defective against potential damage caused by the nearby lightning strikes. After litigating this case since 2004, we and the other defendants elected to settle the case to avoid further expense and the prospect of an adverse decision in a forum that was predisposed to the plaintiffs. We have estimated that the total cost of the settlement will be approximately $8.8 million, with a majority of this sum (estimated at $6.4 million) payable in 2007. This payment will seriously deplete our cash reserves and affect our liquidity position. As a result of the settlement and other significant payments in the first quarter of 2007 (customer rebates, accrued bonuses), we may be required to obtain a line of credit borrowing facility from a commercial bank. The interest costs associated with any such borrowings and the terms of the loan generally may adversely affect our profitability.

The agreements we have entered into with Mestek in connection with the distribution restrict our operations.

In connection with the distribution, we and Mestek entered into a number of agreements regarding the distribution from Mestek and our relationship with each other. Each of these agreements signed in the context of our relationship to Mestek as a subsidiary and our Spin-Off from Mestek and, accordingly, the terms and provisions of these agreements may be less favorable to us than terms and provisions we could have obtained in arm’s-length negotiations with unaffiliated third parties. These agreements commit us to take actions, observe commitments and accept terms and conditions that are or may be advantageous to Mestek but are or may be disadvantageous to us. The terms of these agreements included obligations and restrictive provisions, including, but not limited to:

•

an agreement to indemnify Mestek, its affiliates, and each of their respective directors, officers, employees, agents and representatives from certain liabilities arising out of the litigation we are involved in and all liabilities that arise from our breach of, or performance under, the agreements we entered into with Mestek in connection with the distribution and for any of our liabilities;

•	an agreement with regard to tax matters between ourselves and Mestek which restricts our ability to engage in certain strategic or capital raising transactions.

For a further discussion of our agreements with Mestek, see “Relationships Between Our Company and Mestek, Inc. – Agreements Between Us and Mestek.”

Under some circumstances, we could be prevented from engaging in strategic or capital- raising transactions and we could be liable to Mestek for any resulting adverse tax consequences.

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

Approximately 68% of the issued and outstanding common stock is owned or controlled by four shareholders; John E. Reed, Stewart B. Reed, Kevin R. Hoben and Mark F. Albino. All of these shareholders are also our directors, and Mr. Hoben and Mr. Albino are also our officers. As a result, the shares held by these persons may be subject to certain restrictions on the transfer or sale of their shares, either under the restrictions relating to the maintenance of the distribution as a tax-free distribution under Section 355 of the Internal Revenue Code, or under Rule 144. Further, there is no indication that even without such restrictions, any one or more of the above shareholders would be inclined to sell their shares of our common stock on the listed national stock exchange. In such event, the inactivity of a large block of our common shares in the marketplace may have the tendency of reducing the volume of trading of the common stock on the NASDAQ Global Market, and which may also result in lower prices for the common stock because there is not a sufficient supply of shares to create a vibrant market for our shares on the NASDAQ Global Market.

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

Some of the requirements of Sarbanes-Oxley affect us as a small company disproportionately, and we may not be able to comply in a timely manner despite substantial effort and expense.

The Sarbanes-Oxley Act of 2002 imposed many new requirements on public companies, the most significant of which involves the documentation, testing and reporting of the effectiveness of our internal control over financial reporting. Although we are not required to be in compliance with Section 404 of Sarbanes-Oxley relating to internal control over financial reporting until our annual report for the year ended December 2007, we will begin documenting and testing our internal controls in a way that we have never before been required to do. We expect this effort will involve substantial time and expense. Because we have limited resources we can devote to this effort, we cannot be sure that we will be able to complete the task in a timely manner or that our internal controls will meet the standards that are currently required.

Item 1B – UNRESOLVED STAFF COMMENTS

We do not have any unresolved comments from the staff of the Securities and Exchange Commission.

Item 2 - PROPERTIES

Our main facility is located in Exton, Pennsylvania about one hour west of Philadelphia and contains about 83,000 square feet of manufacturing and office space. We lease our Exton facility from Exton Ranch, Inc., our wholly owned subsidiary. We lease additional non-manufacturing space in Downingtown, Pennsylvania approximately 5 miles from the main plant. Almost all manufacturing of our flexible metal hose is done at the Exton facility. The corporate office of Omega Flex, Inc. in Westfield, Massachusetts is rented. In the United Kingdom we rent a facility in Banbury, which serves sales, warehousing and operational functions.

Item 3 - LEGAL PROCEEDINGS

The Company is not presently involved in any litigation that it believes could materially and adversely affect its financial condition or results of operations, except as described in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations-under the sub-caption “Commitments”.

We were involved in a putative class action litigation filed in the Clark County Circuit Court, in Arkansas, alleging that our corrugated stainless steel tubing product, TracPipe® and similar products manufactured by several other manufacturers (also named as defendants in the case) was defective against potential damage caused by the nearby lightning strikes. On September 5, 2006, we entered into a Stipulation and Settlement Agreement with the Class Representatives and Class Counsel, to settle and resolve the allegations brought forth in the lawsuit. We and the other defendants deny all of the allegations in the lawsuit, and deny any wrongdoing or legal liability, but agreed to settle this matter to avoid further cost and the uncertainty and risk of the outcome of further litigation. The Settlement Agreement provides (a) a release of all claims brought by Class Representatives for themselves and for the class against the defendants in the lawsuit, (b) notice to the class of the settlement and a remedial program for all class members, (c) certain marketing measures by the defendants, and (d) payment of attorneys’ fees to the Class Counsel. A copy of the Settlement Agreement has been filed as an exhibit to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on September 6, 2006, and is available on the SEC website at www.sec.gov. The court gave final approval to the Settlement Agreement on February 1, 2007. The remedial program provided under the Settlement Agreement is currently processing claims from class members as provided under the Settlement Agreement. The deadline for submitting such claims is September 5, 2007.

We are currently engaged in a case to protect our intellectual property rights. We have sued a flexible gas pipe competitor for infringement on one or more of our U.S. patents covering our AutoFlare® fittings. We have alleged that the competitor has infringed on one or more of our patents covering the AutoFlare® fittings by including certain patented features in the competitor’s fitting, including a locator sleeve that makes it easier to align the connection. The trial court has ruled that the competitor did infringe on one or more of our AutoFlare® patents, and that the AutoFlare® patents are valid. The case is now scheduled for a trial to determine the amount of damages for the infringement, and a decision on the damages trial is expected in the 2nd quarter of 2007. However, the defendant has filed an appeal from the trial court ruling on the validity of one or more of our AutoFlare® patents, and that appeal is currently pending. A decision from the appellate court may be issued in the latter part of 2007, and an adverse ruling could reverse one or more parts of the trial court decision.

In another case that was pending in the Court of Common Pleas in Chester County, Pennsylvania, we sued a former employee and a flexible metal hose competitor to enjoin the disclosure of our trade secrets covering our proprietary rotary manufacturing process. In this case, a former long-term employee left our company to work for a competitor who is engaged in the flexible metal hose market. The former employee had been involved in the development and/or refinement of aspects of the rotary process manufacturing method, and had detailed knowledge of our trade secrets concerning this manufacturing method. We filed suit to enjoin any disclosure of our trade secrets by the former employee to his new employer, to enforce certain terms of an employment agreement previously signed by the former employee, and to obtain damages for any unauthorized disclosure or misappropriation of our trade secrets. The case went to trial in March 2006, and the court issued its decision in July 2006, ruling that our proprietary rotary process for manufacturing corrugated stainless steel tubing was a “trade secret” under Pennsylvania law, and was to be accorded protection against unauthorized disclosure or misappropriation. The defendants were permanently enjoined from disclosing the trade secrets, or using the trade secrets in their business. At trial, we did not bring a claim for monetary damages, and no monetary damages were awarded by the court.

Item 4 - SUBMISSION OF MATTER TO A VOTE OF THE SECURITY HOLDERS

No matters were submitted to the security holders of the Company for a vote during the fourth quarter of 2006.

PART II

Item 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

Our common stock is listed on the NASDAQ Global Market, under the symbol OFLX. The number of shareholders of record as of March 30, 2007, based on inquiries of the registrant’s transfer agent, was 828. For this purpose, shareholders whose shares are held by brokers on behalf of such shareholders (shares held in “street name”) are not separately counted or included in that total.

We registered our common stock by a registration statement filed with the Securities and Exchange Commission, and this registration statement was effective on July 22, 2005. Consequently, our common stock was not publicly traded prior to that date, and so no information regarding the price range of our common stock for the time prior to the registration of our common stock is presented. The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock as reported by the NASDAQ Global Market.

PRICE RANGE

	2006		2005
	high	low	high	low

First Quarter	$19.40	$15.05	Not applicable
Second Quarter	$20.05	$16.15	Not applicable
Third Quarter	$25.43	$19.00	$19.55	$10.00
Fourth Quarter	$23.30	$18.27	$22.91	$12.70

We do not have any other securities, other than common stock, listed on a stock exchange or are publicly traded.

Shareholder Return Performance Presentation

The Shareholder Return Performance Presentation shall not be deemed to be “soliciting material” or subject to Regulations 14A or 14C of the Securities and Exchange Commission or to the liabilities of Section 18 of the Securities and Exchange Act of 1934 (the “Exchange Act”) and shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or under the Exchange Act, and shall not otherwise be deemed filed under such Acts.

The following graph shows the changes on a cumulative basis in the total shareholder return on the Omega Flex common stock, and compares those changes in shareholder return with the total return on the S&P 500 Index and the total return on the S&P 500 Building Products Index. The graph begins with a base value of 100 on August 2, 2005, the date on which our common stock began trading on the NASDAQ Global Market, and shows the cumulative changes on a quarterly basis. The graph assumes $100 was invested on August 2, 2005 in each of the three alternatives, and that all dividends have been reinvested.

	Base	INDEXED RETURNS
	Period	Quarter Ending
Company / Index	8/2/05	9/30/05	12/31/05	3/31/06	6/30/06	9/30/06	12/31/06
Omega Flex, Inc.	100	129.68	141.04	154.50	162.61	164.80	170.97
S&P 500 Index	100	99.09	101.16	105.42	103.90	109.79	117.14
S&P 500 Building Products	100	99.40	93.41	100.99	96.25	91.32	100.22

Dividends

We have paid three special dividends on our common stock, but two of these special dividends on our common stock were declared and paid prior to the date that our common stock was registered with the Securities and Exchange Commission and began trading on the NASDAQ Global Market in August, 2005

The first dividend was declared and paid to shareholders of record as of October 13, 2004, and the amount of the dividend was $0.886 per share on a fully diluted basis and after giving effect to the forward split as part of the distribution, as described in Note 3 under the caption “Spin-Off”. On January 12, 2005, the second dividend was paid to record shareholders as of January 1, 2005, and was $0.92 per share on a fully diluted basis and after giving effect to the forward split as part of the distribution. The 2005 dividend totaling $9,350,000 was recorded as a reduction to retained earnings for the portion related to Mestek, its 86% shareholder, and the remaining 14% portion relating to Mr. Hoben and Mr. Albino was recorded as a reduction to Common Stock Subject to Put Obligation in Current Liabilities, as described in Note 3.

On December 11, 2006, the Board of Directors authorized a special dividend of $0.40 per share to all shareholders of record as of January 2, 2007, and payable as soon as practicable. The payment in the amount of $4,061,453 was subsequently paid on January 16, 2007. Our future decisions concerning the payment of dividends on our common stock will depend upon our results of operations, financial condition and capital expenditure plans, as well as such other factors as the Board of Directors, in its sole discretion, may consider relevant.

The Company adopted the Omega Flex, Inc. 2006 Phantom Stock Plan during 2006 as described in Note 13. There are no plans to institute any other such plan at this time.

Omega Flex Distribution

On January 19, 2005, Mestek, Inc. announced that it would distribute its equity interest in Omega Flex, Inc., pro rata, to all of the Mestek shareholders as of June 23, 2005, (the “Distribution”). In conjunction with the Distribution, we filed a Form 10 registration under the Securities Exchange Act of 1934, and the registration statement was declared effective on July 22, 2005. Shares of our common stock began trading on the NASDAQ Global Market on August 1, 2005.

Item 6 - SELECTED FINANCIAL DATA

Selected financial data for the Company for each of the last five years is shown in the following table, which is derived from and should be read in conjunction with the Consolidated Financial Statements included elsewhere in this report and in conjunction with information contained in the Company’s Form 10 filing.

SUMMARY OF FINANCIAL POSITION – as of December 31,

(dollars in thousands except per share data)

	2006	2005	2004	2003	2002

Total assets	$52,623	$41,714	$40,864	$34,432	$28,664
Working capital	$16,236	$17,125	$18,801	$16,314	$16,519
Total long-term debt	---	$3,225	$3,411	---	---
Shareholders’ equity	*$27,646	*$25,986	*$23,996	$25,619	$21,227
Shareholders’ equity per common share (1)	$2.72	$2.56	$2.36	$2.93	$2.43

* See Note 7 relative to Dividends declared and or paid in 2006, 2005 and 2004.

SUMMARY OF OPERATIONS -- for the years ended December 31,

(dollars in thousands except per share data)

	2006	2005	2004	2003	2002

Revenues	$73,574	$65,638	$48,248	$37,065	$35,026

Net Income	$5,164	$7,477	$6,001	$4,037	$3,563

Earnings per common share:
Basic Earnings per common share	$0.51	$0.74	$0.66	$0.46	$0.41
Diluted Earnings Per common share	$0.51	$0.74	$0.59	$0.40	$0.35

(1)          As explained more fully in Note 3, On June 23, 2005 the Company authorized a split of its common shares at a ratio of 1 to 10,153.633 in connection with the Spin-Off of Omega Flex common shares to Mestek Shareholders. All references to shares and per share amounts in these financial statements have been retroactively restated to give effect to the stock split at the above ratio.

Item 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements set forth under this caption constitute “forward-looking statements.” See “Cautionary Note Regarding Forward-Looking Statements” on page 3 of this annual report for additional factors relating to such statements.

Overview

As disclosed in Item 1 under the caption “Development of Business”, the Company is a former subsidiary of Mestek, Inc. On July 29, 2005, Mestek, Inc. effected a distribution of its 86% ownership of the Company’s common stock to the Mestek record shareholders. This distribution was preceded by the filing on July 22, 2005 of a definitive registration statement of the Company’s common stock on Form 10 with the Securities and Exchange Commission. The Company’s common shares began trading on the NASDAQ Global Market (formerly known as the NASDAQ National Market) under the trading symbol “OFLX” on August 1, 2005. Certain effects of the distribution are reflected in the changes of financial condition of the Company for the year ended December 31, 2005.

The Company is a leading manufacturer of flexible metal hose, and is currently engaged in a number of different markets, including construction, manufacturing, transportation, petrochemical, pharmaceutical and other industries.

The Company’s business is controlled as a single operating segment that consists of the manufacture and sale of flexible metal hose and accessories. The Company’s products are concentrated in residential and commercial construction, and general industrial markets. The Company’s primary product line, TracPipe® flexible gas piping, is used for gas piping within residential and commercial buildings. Through its flexibility and ease of use with patented fittings distributed under the trademark AutoFlare®, the TracPipe® flexible gas piping allows users to substantially cut the time required to install the gas piping, as compared to traditional methods. All of the Company’s hose products are manufactured at the Company’s Exton, Pennsylvania facility. A majority of the Company’s sales across all industries are generated through independent outside sales organizations such as sales representatives, wholesalers and distributors, or a combination of both. The Company has a broad distribution network in North America and to a lesser extent in other global markets.

NON-GAAP FINANCIAL MEASURES

RETURN ON AVERAGE NET ASSETS EMPLOYED

2006, 2005, and 2004

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

The Company’s Operating Profits in 2006, 2005 and 2004, as reflected in the accompanying Consolidated Financial Statements, included Non-Cash Stock Based Compensation Charges of $0, $587,000 and $844,000, respectively, that relate to the “put” rights of two of the Company’s principal executive officers (who are also shareholders of Omega Flex) which potentially obligated the Company to repurchase the officer’s option shares at book value. Effective with the date of Spin-Off, the put rights were cancelled and the balance of the Put Obligation, $2,743,000, was converted to Paid-in Capital.

The Company’s Operating Profits for 2006, 2005 and 2004 as reflected in the accompanying Consolidated Financial Statements, also included $10,499,000, $2,106,000 and $0, respectively, for legal expenses in connection with the Arkansas litigation matter in which the Company is engaged, as more fully discussed in Note 11 to the Financial Statements.

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

“Core Operating Profits” as defined above represents a “non-GAAP financial measure” which is reconcilable with the “comparable GAAP financial measure”, Operating Profits, as follows:

	2006	2005	2004
	(in thousands)

Operating Profits (comparable GAAP financial measure)	$7,178	$12,066	$9,206
Plus: Non-Cash Stock Based Compensation and Non-Recurring Legal Expenses	10,499	2,693	844
Core Operating Profits (non-GAAP financial measure)	$17,677	$14,759	$10,050
	======	======	======

The Company’s Return on Average Net Assets Employed, defined as Core Operating Profits, over Average Net Assets Employed From Continuing Operations (Total Assets less Current and Non Current Liabilities-other than Current and Non Current Portions of Long-Term Debt-averaged over 12 months) for the years 2006, 2005, and 2004 was as follows:

	2006	2005	2004
	(in thousands)

Core Operating Profits (non-GAAP financial measure)	$17,677	$14,759	$10,050
Average Net Assets Employed from Continuing Operations	$30,183	$25,169	$15,873
Return on Average Net Assets Employed-Annualized	58.6%	58.6%	63.3%
	======	======	======

The slight dip in overall Return on Average Net Assets Employed from 63.3% in 2004 to 58.6% in 2006 is reflected in the following themes:

1.

The Company’s Average Net Assets Employed (“ANAE”) increased 90% from 2004 to 2006. The increase in ANAE is principally due to the purchase of the Company’s manufacturing facility in April of 2004, which has a current carrying value of $4.3 million. In addition, the Company had an increase in working capital driven by the sales increase of 52.5% over the same 3-year period, principally in the TracPipe® flexible gas piping product, as more fully described under “Results of Operations.”

2.

Core operating profits increased 76% during the 3-year period largely offsetting the increase in ANAE. This increase to core operating profits was principally derived from our ability to sustain higher levels of growth without adding commensurate continuing resource costs, increased levels of sales, enhanced purchasing efficiencies, and our ability to effectively gain productivity increases at the higher volumes.

3.

Our abilities to effectively manage existing costs by gaining higher levels of manufacturing efficiencies, coupled with enhanced purchasing practices, also as more fully described under “Results of Operations” further diminished the effects of the increase in ANAE.

CHANGES IN FINANCIAL CONDITION

On April 27, 2006, the Company paid the remaining outstanding principal balance (and accrued interest) of $3,348,000 million on the mortgage note that was obtained from Sovereign Bank in 2004. The balance at December 31, 2005 was $3,411,000.

On September 5, 2006 the Company entered into a Stipulation and Settlement Agreement with the Class Representatives and Class Counsel, to settle and resolve the allegations brought forth in the lawsuit titled Lovelis, et al. v. Titeflex, Inc., et al. in the Arkansas Circuit Court, Clark County. The Company estimates that the total amount of the liability relating to the settlement of the litigation will fall within a range of $8.8 million and $10.2 million. Accordingly, the Company recorded a pre-tax charge to operations of approximately $8.8 million in the third quarter of 2006. This amount is based on currently available information and certain estimates and judgments, and is subject to revision as actual claims are received, and a claim history is established. The court gave final approval to the Settlement Agreement on February 1, 2007. Refer to Note 11 for a detailed description of the Settlement.

On December 11, 2006 the Board of Directors authorized a special dividend of $0.40 per share to all Shareholders of record as of January 2, 2007, and payable as soon as practicable. The payment in the amount of $4,061,453 was subsequently paid on January 16, 2007.

RESULTS OF OPERATIONS

ANALYSIS:	2006 VS. 2005

The Company reported comparative results from continuing operations for 2006 and 2005 as follows:

	2006	2006	2005	2005
	($000)%		($000)%

Net Sales	$73,574	100.0%	$65,638	100.0%
Gross Profit	$37,892	51.5%	$32,701	49.8%
Core Operating Profits (a non-GAAP financial measure)	$17,677	24.0%	$14,759	22.5%
Average Net Assets Employed (ANAE)	$30,183		$25,169
Return on ANAE	58.6%		58.6%

The Company’s sales increased $7,936,000 (12.1%) from $65,638,000 in 2005 as compared to $73,574,000 in 2006 due to continued strong sales of the Company’s flagship TracPipe® flexible gas piping product and its patented AutoFlare® connection system. TracPipe® is a corrugated stainless steel tubing product developed especially for use in the piping of fuel gas lines within residential and commercial buildings. Although sales in 2006 to established contractors in the residential construction sector may have been affected by the current weakening of the residential market, overall sales of TracPipe® flexible gas piping were sustained by conversion of competitive products in the Company’s largest market (residential construction), and strategic initiatives resulting in accelerating sales in the commercial market. Of the $7,936,000 increase in sales from 2005 to 2006, approximately two-thirds of such increases were a result of price increases to address rapidly increasing raw material costs with the remainder due to increases in sales volume.

The Company’s gross profit margins increased from 49.8% in 2005 to 51.5% in 2006 indicative of management’s ability to find manufacturing efficiencies and effectively price our products despite inflationary pressures effecting stainless steel and other commodities.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs. Selling expense was $11,493,000 and $10,245,000 for 2006 and 2005, respectively. The $1,248,000 increase in selling expenses is principally due to increased sales commissions as a result of higher volume. Staffing expenses and sales travel also contributed to the increase. Sales expense as a percentage of sales remained consistent at 15.6% for 2005 and 2006.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $6,833,000 and $6,648,000 for 2006 and 2005, respectively, a slight increase of $185,000. As a percentage of sales, general and administrative expenses decreased from 10.1% for 2005 to 9.3% for 2006.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $1,889,000 and $1,637,000 for 2006 and 2005 respectively. As a percentage of sales, engineering expenses were mostly in line at 2.6% in 2006 compared with 2.5% in 2005. The increase in engineering relates mostly to increased staffing expenses.

Legal Settlement and Related Costs. Legal charges related to the Arkansas litigation in 2006 and 2005, were $10,499,000 and $2,106,000, respectively. Further details are provided in Note 11, Commitments and Contingencies. We do not expect to incur at any time during the foreseeable future further charges for legal expenses or settlements on the scale recorded in 2006.

Reflecting the factors mentioned above, Operating Profit margins decreased $4,888,000 from a profit of $12,066,000 in 2005 to a profit of $7,178,000 in 2006.

Core Operating Profits (a non-GAAP financial measure), as previously defined, has increased $2,918,000, or 19.8% when comparing 2006 operations to 2005. Core Operating Profit is reconcilable with Operating Profit (the most directly comparable GAAP financial measure) as follows:

	2006	2005
	(in thousands)

Core Operating Profits (a non-GAAP financial measure)	$17,677	$14,759
Non-Cash Stock Based Compensation and Non-Recurring Legal Expenses	(10,499)	(2,693)
Operating Profits (comparable GAAP financial measure)	$7,178	$12,066
	=====	======

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

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, and finance and human resources personnel, legal and accounting expenses, and former parent company general and administrative services which terminated with the “Spin-Off”. General and administrative expenses increased $1,157,000 to $6,647,000 in 2005 from $5,490,000 in 2004. The increase reflects the effect of increased insurance costs previously provided by the former parent, which terminated with the “Spin-Off”, management compensation, and computer expenses. As a percentage of revenues, these costs actually decreased to 10.1% in 2005 from 11.4% in 2004.

Engineering Expenses. Engineering expenses include development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expense increased $274,000 to $1,637,000 in 2005 from $1,363,000 in 2004. As a percentage of continuing revenues, these costs were 2.5% in 2005 versus 2.8% in 2004, a 0.3 percentage point decrease. This reflected the effect of improved revenues offset by additional staff and increased spending for new product qualification expenses.

Legal Settlement and Related Costs. Legal charges related to the pending Arkansas litigation in 2005 and 2004, were $2,106,000 and $0, respectively. Further details are provided in Note 11, Commitments and Contingencies.

Reflecting the factors mentioned above, Operating Profit margins increased $2,806,000 to a profit of $12,066,000 in 2005 from a profit of $9,206,000 in 2004.

Core Operating Profits (a non-GAAP financial measure), as previously defined, has increased $4,709,000, or 46.9% when comparing 2005 operations to 2004. Core Operating Profit is reconcilable with Operating Profit (the most directly comparable GAAP financial measure) as follows:

	2005	2004
	(in thousands)

Core Operating Profits (a non-GAAP financial measure)	$14,759	$10,050
Non-Cash Stock Based Compensation and Non-Recurring Legal Charges	(2,693)	(844)
Operating Profits (comparable GAAP financial measure)	$12,066	$9,206
	======	======

Interest Income-Net Interest income-net includes interest income on the note receivable from Mestek, Inc. which bears interest at 5.06% per annum, interest income from the Company’s newly-enacted investment account for the investment of excess cash, and interest expense associated with the commercial bank borrowings in April 2004 related to the purchase of the

Company’s manufacturing facility. The mortgage note bears interest at LIBOR plus 1.75%. Interest income was $333,000 for the year 2005 and $457,000 for the year 2004. The inter-company receivable from Mestek, Inc. decreased from $16,572,000 in 2004 to $3,250,000 for the year 2005, when it was converted to a formal interest-bearing Note Receivable, as discussed in Note 1 to the Financial Statements. Interest Expense was $177,000 for 2005 and $86,000 for 2004.

Income Tax Expense. For the year 2005, the Company’s effective income tax rate varied slightly from the statutory rates for both federal and state taxes due primarily to limitations on deductions related to Incentive Stock Options. For the year 2004, the effective tax rate was equal to the statutory rate.

COMMITMENTS AND CONTINGENCIES

Commitments:

On September 5, 2006 the Company entered into a Stipulation and Settlement Agreement with the Class Representatives and Class Counsel, to settle and resolve the allegations brought forth in the lawsuit titled Lovelis, et al. v. Titeflex, Inc., et al. in the Arkansas Circuit Court, Clark County. All of the other defendants in the case also signed the Settlement Agreement. The lawsuit relates to allegations that the Company’s CSST products posed an unreasonable risk of fire due to lightning strikes. Both the Company and the other defendants deny these allegations, and deny any wrongdoing or legal liability, but have agreed to settle this matter to avoid further cost and the uncertainty and risk of the outcome of further litigation.

The court gave final approval to the Settlement Agreement on February 1, 2007. The remedial program provided under the Settlement Agreement is currently processing claims from class members. The deadline for submitting any claims is September 5, 2007.

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

The Company has entered into salary continuation agreements with two employees which provide for monthly payments to each of the employee or his designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65. The agreements also provide for survivorship benefits if the employee dies before attaining age 65; and severance payments if the employee is terminated without cause, the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments is included in Other Long-term Liabilities. The Company has obtained and is the beneficiary of two whole life insurance policies in respect of the two employees, and the cash surrender value of such policies (included in Other Assets) exceeds the net present value of the Company’s obligations for the retirement payments at December 31, 2006.

Contingencies:

The Company retains significant obligations under its commercial insurance policies for losses occurring in the policy years in which it was a subsidiary of Mestek, Inc. For the policy year ending October 1, 2004, the Company retained liability for the first $2,000,000 per occurrence of commercial general liability claims (including product liability claims), subject to an agreed aggregate. For losses occurring in the policy year ended October 31, 2003, the Company retained liability for the first $500,000 per occurrence of commercial general liability claims (including product liability claims), subject to an agreed aggregate. In addition, for 2004 and 2003 the Company retained liability for the first $250,000 per occurrence of workers compensation coverage, subject to an agreed aggregate. However, for policy years beginning on July 22, 2005 (the effective date of the Spin-Off), the Company retained liability for the first $25,000 per occurrence of commercial liability claims (including products liability claims), subject to an agreed aggregate, and the Company is currently insured on a ‘first dollar’ basis for workers’ compensation subject to statutory limits. The Company maintains reserves for its obligations under these various policies based on claim experience and the reserves established by the insurers in relation to these claims. The reserve balances at December 31, 2006 and December 31, 2005 were not material in amount.

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

The Company has disclosed the estimated contingency related to the Settlement Agreement reached on February 1, 2007 in the “Commitments” caption above.

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

FUTURE IMPACT OF KNOWN TRENDS OR UNCERTAINTIES

The Company’s operations are sensitive to a number of market factors, any one of which could materially adversely affect its results of operations in any given year:

Construction Activity—The Company is directly impacted by the level of single family and multi-family residential housing starts and, to a lesser extent, commercial construction starts. Historically low interest rates had contributed to strong residential construction activity in recent years. Significant increases in interest rates or reductions in residential construction activity for other reasons in future periods, however, could be expected to adversely affect the Company’s revenues, possibly materially.

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

Supply Disruptions and Commodity Risks—The Company uses a variety of materials in the manufacture of its products, including stainless steel, polyethylene and brass for its AutoFlare® connectors. In connection with the purchase of commodities, principally stainless steel for manufacturing requirements, the Company typically enters into one year purchase commitments which include a designated fixed price range. These agreements require the Company to accept delivery of the commodity in the quantities committed, at the agreed upon prices. Transactions required for these commodities in excess of the one year commitments are conducted at current market prices at the Company’s discretion. In addition to the raw material cost strategy described above, the Company enters into fixed pricing agreements for the fabrication charges necessary to convert these commodities into useable product. Management believes at present that it has adequate sources of supply for its raw materials and components (subject to the risks described above under Purchasing Practices) and has historically not had significant difficulty in obtaining the raw materials, component parts or finished goods from its suppliers. The Company is not dependent for any commodity on a single supplier, the loss of which would have a material adverse effect on its business.

Interest Rate Sensitivity—The Company currently has no borrowing with any lending institutions and therefore has very little risk related to interest rate volatility. Interest rates are nonetheless significant to the Company as a participant in the residential construction industry. (See Construction Activity, above.)

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Financial Reporting Release No. 60, released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 of the Notes to the Consolidated Financial Statements include a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the Company’s more significant accounting policies.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition, accounts receivable valuations, inventory valuations, goodwill and intangible asset valuations, product liability costs, workers compensation claims reserves, health care claims reserves, and accounting for income taxes. Actual amounts could differ significantly from these estimates.

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

Goodwill and Intangible Assets

In accordance with FAS 142, the Company ceased recording amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002. The Company performed annual valuation exercises in accordance with FAS 142 as of December 31, 2005 and December 31, 2006 which analyses indicated in all cases no impairment of goodwill.

Product Liability Reserves

As explained more fully under Contingencies, the Company retains liability for the first $25,000 of product liability claims. To date, the Company has not experienced a meaningful product failure rate.

Workers Compensation Claims Reserves

Prior to the Spin-Off, the Company provided workers compensation coverage principally through commercial insurance carriers using “high deductible” programs, which required the Company to reserve for and pay a high proportion of its workers compensation claims payable and relied upon the expertise of its insurance carriers and its own historical experience in setting the reserves related to these claims. Two such workers compensation claims are still outstanding from the pre-Spin-Off period for which the company remains liable for amounts up to the deductible. The Company maintains a reserve for these amounts. In all two cases the remaining potential liability is minimal, as these cases are reaching the maximum deductible.

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

The Company filed a separate Federal income tax return for the five months of 2005 in which it was a separate and public company and expects to file a separate Federal income tax return for 2006 in its entirety.

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

Related Party Service Fees

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

IMPACT OF INFLATION

Stainless steel and other related commodities represent a significant portion of the Company’s prime costs. As such, the Company’s margins are vulnerable to inflationary pressures which affect the commodity markets from time to time. Margins were not significantly impacted by such commodity cost increases in 2006 due to the timely implementation of price increases to our customers and to effective purchasing strategies, as explained above. If the rate of inflation continues to climb in 2007, with concurrent interest rate increases, the Company expects that the construction markets and the commodity markets in which it operates could be adversely impacted, thus potentially impacting the Company’s results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Twelve Months ended December 31, 2006

As of December 31, 2006, we had $17.4 million in consolidated cash, cash equivalents and short-term investments, which is $7.5 million more that at December 31, 2005, which was $9.9 million. As described in Note 3 to the Consolidated Financial Statements, prior to the Spin-Off, the Company relied on its parent, Mestek for its working capital purposes and therefore kept minimal balances on hand.

Operating Activities

Cash provided by operations for 2006 was $11.8 million compared with $10.7 million provided in 2005.

Investing Activities

Capital spending for 2006 was $1.4 million compared to 2005 which was $0.7 million. Capital expenditures in 2006 were mostly associated with the installation of equipment in our United Kingdom facility. In 2005, capital expenditures were related to the acquisition and improvement of additional manufacturing space at the Exton facility, and manufacturing equipment.

Financing

Cash used in financing activities amounted to $3.4 million versus $0.2 million used in 2005.

On April 27, 2006, the Company’s subsidiary Exton Ranch, Inc. paid the entire outstanding principal balance (and accrued interest) of the $3.348 million Mortgage Note that was obtained from Sovereign Bank in 2004 to purchase the Company’s main facility in Exton, Pennsylvania.

As of December 31, 2006 the Company has accumulated approximately $17,424,000 in cash and cash equivalents which are invested in short-term investment facilities. The Company believes its liquidity position as of December 31, 2006 is fully adequate to meet foreseeable future needs and that the Company will possess adequate cash reserves to meet its day-to-day needs including any acquisitions or capital expenditures it can reasonably foresee at this time.

The Company currently has no commercial bank line of credit for working capital purposes; however, the Company believes it would be able to obtain sufficient lines of credit at reasonable interest rates if it elects to do so.

Significant cash outlays during the first quarter of 2007 include the payment of the special dividend of $4.061 million addressed in detail in Note 7, and payment related to the legal settlement discussed in Note 11 of $6.000 million.

Prior to the Spin-Off, the Company was obligated as a guarantor with respect to the debt of Mestek, Inc., its previous parent (as described in Note 11) under it primary commercial bank line of credit. As of the effective date of the distribution of the Company’s common stock by Mestek, Inc. to its shareholders, the guaranty was cancelled and is no longer in effect.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”), which expresses the Staff's views regarding the process of quantifying financial statement misstatements. The bulletin was effective at fiscal year end 2006. The implementation of this bulletin had no impact on the Company's results of operations, cash flows or financial position.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and will be effective for periods beginning after November 15, 2007. The Company is currently evaluating the effect, if any, of SFAS 157 on the Company's consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). IN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, treatment of interest and penalties, and disclosure of such positions. FIN 48 will be applied prospectively and will be effective for fiscal years beginning after December 31, 2006. The Company will adopt the provisions of FIN 48 in the first quarter of 2007 as required. The adoption of FIN 48 is not expected to have a material effect on the Company's consolidated financial statements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligation and Commercial Commitments

The Company’s primary contractual obligations as of December 31, 2006 are summarized in the following table and are more fully explained in Notes to the Consolidated Financial Statements.

	Payments Due by Period
	(in thousands)

Contractual Obligations	Total	Less than 1-year	1 -3 years	4 -5 years	After 5 year

Short Term Debt	$0	$0	$0	$0	$0
Long-Term Debt	0	0	0	0	0
Operating Lease Obligations	2,377	430	847	882	218
Purchase Obligations	24,737	24,737	0	0	0
Other Long-Term Liabilities	720	12	24	24	660
Total Contractual Cash Obligations	$27,834	$25,179	$871	$906	$878
	======	======	====	====	====

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Omega Flex, Inc.

We have audited the consolidated balance sheets of Omega Flex, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Vitale Caturano & Company, Ltd.

Boston, Massachusetts

March 28, 2007

OMEGA FLEX, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31,

(Dollars in thousands)

	2006	2005

ASSETS
Current Assets
Cash and Cash Equivalents	$17,424	$9,882
Accounts Receivable - less allowances of $79 and $33, respectively	9,745	11,938
Inventories	8,149	6,228
Deferred Taxes	2,847	252
Other Current Assets	529	457

Total Current Assets	38,694	28,757

Property and Equipment – net	6,705	5,749
Goodwill - net	3,526	3,526
Note Receivable from former Parent Company	3,250	3,250
Other Long Term Assets	448	432

Total Assets	$52,623	$41,714

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$---	$186
Accounts Payable	1,236	1,554
Accrued Compensation	2,362	2,631
Accrued Commissions and Sales Incentives	4,859	5,937
Accrued Legal Settlement and Related Costs	6,456	85
Dividends Payable	4,061	---
Taxes Payable	1,967	376
Other Accrued Liabilities	1,517	863

Total Current Liabilities	22,458	11,632

Long-Term Debt	---	3,225
Deferred Taxes	146	639
Long-Term portion of Accrued Legal Settlement	2,000	---
Other Liabilities	318	209

Total Liabilities	24,922	15,705

Minority Interests	55	23

Shareholders’ Equity:
Common Stock – par value $0.01 share: authorized 20,000,000 – shares: 10,153,633 shares issued and outstanding	102	102
Paid in Capital	11,739	11,739
Retained Earnings	14,976	13,873
Accumulated Other Comprehensive Income (Loss)	829	272

Total Shareholders’ Equity	27,646	25,986

Total Liabilities and Shareholders’ Equity	$52,623	$41,714

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,

	2006	2005	2004
	(Amounts in thousands, except earnings per Common Share)

Net Sales	$73,574	$65,638	$48,248

Cost of Goods Sold	35,682	32,937	23,397

Gross Profit	37,892	32,701	24,851

Selling Expense	11,493	10,245	8,792
General and Administrative Expense	6,833	6,647	5,490
Engineering Expense	1,889	1,637	1,363
Legal Settlement and Related Costs	10,499	2,106	---

Operating Profit	7,178	12,066	9,206

Interest Income, Net	562	157	371
Other Income, Net	486	198	134

Income Before Income Taxes	8,226	12,421	9,711

Income Tax Expense	3,062	4,944	3,710

Net Income	$5,164	$7,477	$6,001

Basic Earnings per Common Share	$0.51	$0.74	$0.66

Basic Weighted Average Shares Outstanding	10,154	10,154	9,034

Diluted Earnings per Common Share	$0.51	$0.74	$0.59

Diluted Weighted Average Shares Outstanding	10,154	10,154	10,154

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

For the years ended December 31, 2006, 2005, and 2004

(Dollars in Thousands)	Common Stock Outstanding	Common Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance - December 31, 2003	8,732,125	$88	$9,010	$16,176	$345	$25,619

Net Income				6,001		6,001
Cumulative Translation Adjustment					116	116
Net Comprehensive Income						6,117
Common Shares issued (Note 13)	1,421,508	14	(14)
Dividends Paid				(7,740)		(7,740)
Balance - December 31, 2004	10,153,633	$102	$8,996	$14,437	$461	$23,996

Net Income				7,477		7,477
Cumulative Translation Adjustment					(189)	(189)
Net Comprehensive Income						7,288
Reclass Put Liability to Paid in Capital			2,743			2,743
Dividends Paid				(8,041)		(8,041)
Balance -December 31, 2005	10,153,633	$102	$11,739	$13,873	$272	$25,986

Net Income				5,164		5,164
Cumulative Translation Adjustment					557	557
Net Comprehensive Income						5,721
Dividends Accrued				(4,061)		(4,061)
Balance -December 31, 2006	10,153,633	$102	$11,739	$14,976	$829	$27,646
	========	===	======	======	===	======

See Accompanying Notes to Consolidated Financial Statements

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

	2006	2005	2004
	(Dollars in thousands)

Cash Flows from Operating Activities:
Net Income	$5,164	$7,477	$6,001
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	417	665	665
Non-Cash Compensation Expense	---	587	844
Provision for Losses on Accounts
Receivable, net of write-offs and recoveries	46	4	---
Change in Minority Interests	32	19	(4)
Changes in Assets and Liabilities:
Accounts Receivable	2,147	(3,162)	(3,435)
Inventory	(1,921)	(796)	(531)
Accounts Payable	(318)	(293)	695
Accrued Compensation	(269)	695	534
Receivable from Former Parent Company	---	5,281	(10,253)
Accrued Legal Settlement & Related Costs	8,371	85	---
Other Liabilities	783	1,038	2,288
Other Assets	(2,683)	(906)	(234)
Net Cash Provided by (Used In) Operating Activities	11,769	10,694	(3,430)

Cash Flows from Investing Activities:
Capital Expenditures	(1,373)	(717)	(267)

Net Cash Used In Investing Activities	(1,373)	(717)	(267)

Cash Flows from Financing Activities:
Principal Payments Under Long Term Debt Obligations	(3,411)	(186)	(123)
Proceeds from Issuance of Long Term Debt	---	---	3,720

Net Cash Provided by (Used In) Financing Activities	(3,411)	(186)	3,597

Net Increase (Decrease) in Cash and Cash Equivalents	6,985	9,791	(100)

Translation effect on cash	557	(189)	116
Cash and Cash Equivalents - Beginning of Period	9,882	280	264

Cash and Cash Equivalents - End of Period	$17,424	$9,882	$280
	======	======	=====

Schedule of Non-cash Financing Activities
Dividend To Mestek treated as reduction of receivable	$---	$8,041	$7,740
Reclass of Put Obligation to Equity	---	2,743	---
Accrual of Dividend	4,061	---	---
	=====	======	=====
	$4,061	$10,784	$7,740

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND CONSOLIDATION

Description of Business

The accompanying consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). The Company’s audited consolidated financial statements for the year ended December 31, 2006 have been prepared in accordance with generally accepted accounting principles, and with the instructions of Form 10-K and Article 10 of Regulation S-X. Operations at Omegaflex Limited, our United Kingdom subsidiary, are consolidated on a one month lag. All material inter-company accounts and transactions have been eliminated in consolidation.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition, accounts receivable valuations, inventory valuations, goodwill and intangible asset valuations, and accounting for income taxes. Actual amounts could differ significantly from these estimates.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents include investments in an institutional money market fund, which invests in U.S. Treasury bills, notes and bonds, and/or repurchase agreements, backed by such obligations. Cash and cash equivalents are deposited at various area banks, which at times may exceed federally insured limits. The Company has not experienced any losses related to these balances, and management believes its credit risk to be minimal.

Inventories

Inventories are valued at the lower of cost or market. Cost of inventories are determined by the first-in, first-out (FIFO) method. The Company considers inventory quantities beyond two-years’ usage, measured on a historical usage basis, to be excess inventory and reduces the gross carrying value of inventory accordingly.

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

Excess of Cost Over Net Assets of Acquired Companies (Goodwill)

In accordance with FAS 142, the Company ceased recording amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002. The Company performed annual valuation exercises in accordance with FAS 142 as of December 31, 2005 and December 31, 2006 which analyses indicated in all cases no impairment of goodwill.

Advertising Expense

Advertising costs are charged to operations as incurred. Such charges aggregated $464,000, $403,000, and $493,000, for the years ended December 31, 2006, 2005, and 2004, respectively.

Research and Development Expense

Research and development expenses are charged to operations as incurred. Such charges aggregated $703,000, $554,000, and $505,000, for the years ended December 31, 2006, 2005, and 2004, respectively and are included in Engineering expense in the accompanying financial statements.

Shipping Costs

Shipping costs are included in selling expense on the Statement of Operations. The expense relating to shipping was $2,066,000 in 2006, $1,832,000 in 2005 and $1,368,000 in 2004.

Provision for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on any known collection issues, historical experience, and other currently available evidence. Due to a viable customer base and strong credit policies the Company had recognized only nominal expenses with regard to uncollectible accounts for the years ended December 31, 2006, 2005 and 2004. In regards to identifying uncollectible accounts, the Company reviews an Aging report on a consistent basis to determine past due accounts and charges off those accounts that are deemed uncollectible once all collection efforts have been exhausted.

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

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position SFAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards”. The Company has elected to adopt the alternative transition method provided the FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the additional paid-in capital pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

Under the provisions of SFAS 123R, the Company recognizes the estimated fair value of stock based compensation in the consolidated statement of operations over the requisite service period of each option granted. Under the modified prospective application method of SFAS 123R, the Company applies the provisions of SFAS 123R to all awards granted or modified after January 1, 2006, as well as any unvested awards outstanding on January 1, 2006. The Company had no stock options outstanding at December 31, 2005 and made no option grants in the year ended December 31, 2006 and 2005.

During 2006, the Company established the Omega Flex, Inc. 2006 Phantom Stock Plan as described in detail in Note 13 under the caption “Stock Based Plans”. In accordance with SFAS 123R, the Company recorded compensation expense of approximately $1,000 in 2006 related to the Phantom Stock Plan.

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

The Company filed a separate Federal income tax return for the five months of 2005 in which it was a separate company, and expects to file a separate Federal income tax return for 2006 in its entirety.

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

Other Comprehensive (Loss) Income

For the years ended December 31, 2006, 2005, and 2004, respectively, the components of Other Comprehensive (Loss) Income consisted solely of foreign currency translation adjustments.

Significant Customer

One customer accounted for approximately 18% of Sales in 2006 and 14% of Accounts Receivable at December 31, 2006. One customer represented 16% and 14% of Sales in 2005 and 2004, respectively, and 16% of Accounts Receivable at December 31, 2005.

New Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”), which expresses the Staff's views regarding the process of quantifying financial statement misstatements. The bulletin was effective at fiscal year end 2006. The implementation of this bulletin had no impact on the Company's results of operations, cash flows or financial position.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and will be effective for periods beginning after November 15, 2007. The Company is currently evaluating the effect, if any, of SFAS 157 on the Company's consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, treatment of interest and penalties, and disclosure of such positions. FIN 48 will be applied prospectively and will be effective for fiscal years beginning after December 31, 2006. The Company will adopt the provisions of FIN 48 in the first quarter of 2007 as required. The adoption of FIN 48 is not expected to have a material effect on the Company's consolidated financial statements.

3. DISTRIBUTION FROM MESTEK, INC. (Spin-Off)

On January 19, 2005, Mestek, Inc. (Mestek) and the Company announced that Mestek intended to distribute it’s 86% equity interest in the Company in a Spin-Off, pro rata, to all of Mestek’s public shareholders as of a record date, which was subsequently established at June 23, 2005 (the “Spin-Off”). The Spin-Off was preceded by an amendment on April 19, 2005 to the Company’s articles of incorporation to authorize a maximum of 20 million shares of common stock. The board of directors declared a share split on the Company’s common stock on June 23, 2005 that resulted in a share split of 1 to 10,153.633 in order to effect a 1 for 1 share distribution under the Spin-Off. All references to shares and per share amounts in these Financial Statements have been retroactively restated to give effect to the stock split at the 1 to 10,153.633 ratio. In conjunction with the Spin-Off, the Company filed several preliminary registration statements on Form 10 with the Securities and Exchange Commission under the Securities Exchange Act of 1934. On July 22, 2005, the Company filed its definitive registration statement on Form 10 with the Securities and Exchange Commission and completed the Spin-Off on July 29, 2005. The Company’s common shares began trading on the NASDAQ Global Market under the trading symbol “OFLX” on August 1, 2005.

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

On January 12, 2005, the Company paid a dividend of $9,350,000 to its shareholders of record as of January 1, 2005. Consistent with their shareholdings, 10% of the dividend was received by Kevin Hoben, President and Chief Executive Officer, 4% by Mark Albino, Executive Vice President and Chief Operating Officer (both treated as a reduction of the accrued put obligation), and 86%, or $8,041,000 was received by Mestek, and charged against Retained Earnings. On July 1, 2005 and in anticipation of the Spin-Off, the Company stopped lending its daily cash receipts to Mestek, Inc., its 86% shareholder, in order to accumulate cash reserves necessary for working capital purposes prior to the effective date of the Spin-Off. At the effective date of the Spin-Off, Mestek remained indebted to the Company in the amount of $3,250,000 which was converted on the effective date of the Spin-Off to a 3-year note receivable from Mestek bearing interest at 100 basis points above the then prevailing 3-year US Treasury note yield at approximately 5%. The interest income recorded on the note was approximately $164,000, $69,000 and $0 for the years 2006, 2005 and 2004, respectively.

4. INVENTORIES

Inventories consisted of the following at December 31:

	2006	2005
	(in thousands)

Finished Goods	$5,940	$4,280
Raw Materials	2,209	1,948

Total Inventory, Net	$8,149	$6,228
	=====	=====

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2006	2005	Depreciation and Amortization Est. Useful Lives
	(in thousands)

Land	$538	$538
Buildings	4,141	4,141	39 Years
Leasehold Improvements	39	39	3-10 Years
Equipment	7,476	6,104	3-10 Years
	12,194	10,822
Accumulated Depreciation	(5,489)	(5,073)
	$6,705	$5,749
	=====	=====

The above amounts include approximately $1,161,000 at December 31, 2006 and $0 at December 31, 2005 in assets that had not yet been placed in service by the Company. No depreciation was recorded in the related periods for these assets.

Depreciation and amortization expense was approximately $417,000, $665,000, and $665,000, for the years ended December 31, 2006, 2005, and 2004, respectively.

6. DEBT

Long-term Debt:

Long-term debt consisted of the following at December 31, 2006 and December 31, 2005

	2006	2005
	(in thousands)

Mortgage Note	$---	$3,411
Less Current Maturities	---	(186)
	$---	$3,225
	===	=====

On April 27, 2006, the Company’s subsidiary Exton Ranch, Inc. paid the entire outstanding principal balance (and accrued interest) of the $3.348 million Mortgage Note that was obtained from Sovereign Bank in 2004 to purchase the Company’s main facility in Exton, Pennsylvania.

Cash paid for interest was $78,000, $177,000, and $79,000, during the years ended December 31, 2006, 2005, and 2004, respectively.

7. SHAREHOLDERS’ EQUITY

As of December 31, 2004, the Company had authorized common stock of 1,000 shares with par value of $60 per share. As of December 31, 2004, Mestek, Inc. owned 860 shares of the Company’s common stock, or 86%, and Kevin R. Hoben and Mark F. Albino, the President and

Executive Vice President of the Company respectively, collectively owned the remaining 14% of the Company’s common stock. As explained more fully in Note 3 on June 23, 2005 the Company authorized a split of its common shares at a ratio of 1 to 10,153.633 in connection with the planned Spin-Off of Omega Flex common shares to Mestek Stockholders. All references to shares and per share amounts in these Financial Statements have been retroactively restated to give effect to the stock split at the above ratio.

The Company has paid three dividends on its common stock. On December 12, 2006, the Company issued a press release announcing that on December 11, 2006 the Board of Directors authorized a special dividend of $0.40 per share to all Shareholders of record as of January 2, 2007, and payable as soon as practicable. The payment in the amount of $4,061,453 was subsequently paid on January 16, 2007.

The other two special dividends on its common stock were declared and paid prior to the date that our common stock was registered with the Securities and Exchange Commission and began trading on the NASDAQ Global Market in August, 2005. The first dividend was declared and paid to shareholders of record as of October 13, 2004, and the amount of the dividend was $0.886 per share on a fully diluted basis and after giving effect to the forward split as part of the distribution, as described in Note 3 under the caption “Spin-Off”. On January 12, 2005, the second dividend was paid to record shareholders as of January 1, 2005, and was $0.92 per share on a fully diluted basis and after giving effect to the forward split as part of the distribution. The 2005 dividend totaling $9,350,000 was recorded as a reduction to retained earnings for the portion related to Mestek, its 86% shareholder, and the remaining 14% portion relating to Mr. Hoben and Mr. Albino was recorded as a reduction to Common Stock Subject to Put Obligation in Current Liabilities, as described in Note 3. Our future decisions concerning the payment of dividends on our common stock will depend upon our results of operations, financial condition and capital expenditure plans, as well as such other factors as the Board of Directors, in its sole discretion, may consider relevant.

8. INCOME TAXES

Income tax expense consisted of the following:

	2006	2005	2004
	(in thousands)
Federal Income Tax:
Current	$5,282	$4,148	$3,274
Deferred	(2,830)	28	31
State Income Tax:
Current	813	651	449
Deferred	(429)	3	(2)
Foreign Income Tax:
Current	---	---	---
Deferred	226	114	(42)
Income Tax Expense	$3,062	$4,944	$3,710
	=====	=====	=====

Profit before Income Taxes included foreign income (losses) of $812,000, $323,000, and ($168,000) in 2006, 2005, and 2004, respectively.

Total income tax expense differed from “statutory” income tax expense, computed by applying the U.S. federal income tax rate of 35% to earnings before income tax, as follows:

	2006	2005	2004
	(in thousands)

Computed “statutory” income tax expense	$2,879	$4,347	$3,399
State income tax, net of federal tax benefit	229	425	292
Foreign tax rate differential	(58)	(32)	17
Non-Cash Compensation Expense – permanent difference	---	205	(11)
Other - net	12	(1)	13
Income Tax Expense	$3,062	$4,944	$3,710
	=====	=====	=====

A deferred income tax (expense) benefit results from temporary timing differences in the recognition of income and expense for income tax and financial reporting purposes. The components of and changes in the net deferred tax assets (liabilities) which give rise to this deferred income tax (expense) benefit for the years ended December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
	(in thousands)

Current Deferred Taxes:
Compensated Assets	$101	$69
Inventory Valuation	312	265
Accounts Receivable Valuation	27	65
Legal Reserves	2,458	0
Other	124	25
Prepaid Expenses	(175)	(172)
Total Current	$2,847	$252
	=====	====

Long Term Deferred Taxes:
Legal Reserves	$765	$0
Foreign Tax Operating Loss	24	195
Depreciation and Amortization	(935)	(834)
Total Long Term	($146)	($639)

Total Deferred	$2,701	($387)
	=====	====

At December 31, 2006, the Company has a United Kingdom tax operating loss carry-forward of approximately $50,000, which may offset income in future years.

Management believes it is more likely than not that the Company will have sufficient taxable income when these timing differences are reversed and that the deferred tax asset will be realized and accordingly no valuation allowance is deemed necessary.

Cash paid for taxes in 2006 amounted to $4.474 million.

9. LEASES

In the United Kingdom the Company leases a facility in Banbury, which serves sales, warehousing and operational functions. The lease in Banbury was effective April 1, 2006 and has a 6.5 year term with an option to renew. Prior to that, the Company leased office space in High Wycombe near London.

The Company subleases office space in Westfield, MA from a related party, Mestek, Inc., for approximately $1,000 a month, and warehouse space in Downingtown, PA on a month-to-month basis from Schorn & Company.

Rent expense for operating leases was approximately $380,000, $60,000 and $54,000, for the years ended December 31, 2006, 2005, and 2004, respectively.

Future minimum lease payments under non-cancelable leases as of December 31, 2006 are as follows:

Year Ending December 31,	Operating Leases
(in thousands)

2007	$430
2008	420
2009	427
2010	435
2011	447
Thereafter	218

Total Minimum Lease Payments	$2,377
=====

10. EMPLOYEE BENEFIT PLANS

Defined Contribution and 401-K Plans

The Company maintains a qualified non-contributory profit-sharing plan covering all eligible employees. Contributions to the plan charged to expense were approximately $199,000, $172,000 and $168,000, for the years ended December 31, 2006, 2005, and 2004, respectively.

Contributions to the Plan are defined as three percent (3%) of gross wages up to the current Old Age, Survivors, and Disability (OASDI) limit and six percent (6%) of the excess over the OASDI limit, subject to the maximum allowed under the Employee Retirement Income Security Act (ERISA). The plan’s vesting terms fully vest participants over six years.

The Company also maintains a savings & retirement plan qualified under Internal Revenue Code Section 401(k) for all employees. Employees are eligible to participate in the Plan the first day of the month following date of hire. Participants may elect to have up to fifty percent (50%) of their compensation withheld, up to the maximum allowed by the Internal Revenue Code. After completing (1) year of service, the Company contributes an additional amount equal to 25% of all employee contributions, up to a maximum of 6% of an employee’s gross wages. Contributions are funded on a current basis. Contributions to the Plan charged to expense for the years ended December 31, 2006, 2005, and 2004 were approximately $61,000, $70,000, and $43,000, respectively. The Company contribution vesting terms fully vest participants over six years.

Prior to the “Omega Flex Spin-Off” transaction described in Note 3, the Company’s “profit sharing” and “401K” plans were maintained through its former parent, Mestek, Inc. with substantially equivalent benefits.

11. COMMITMENTS AND CONTINGENCIES

Commitments:

On September 5, 2006 the Company entered into a Stipulation and Settlement Agreement with the Class Representatives and Class Counsel, to settle and resolve the allegations brought forth in the lawsuit titled Lovelis, et al. v. Titeflex Corp., Inc., et al. in the Arkansas Circuit Court, Clark County. All of the other defendants in the case also signed the Settlement Agreement. The lawsuit relates to allegations that the Company’s CSST products posed an unreasonable risk of fire due to lightning strikes. Both the Company and the other defendants deny these allegations, and deny any wrongdoing or legal liability, but have agreed to settle this matter to avoid further cost and the uncertainty and risk of the outcome of further litigation.

The court gave final approval to the Settlement Agreement on February 1, 2007. The remedial program provided under the Settlement Agreement is currently processing claims from class members. The deadline for submitting any claims is September 5, 2007.

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

The Company cannot determine the exact amount for which it may be liable for the costs of the payment vouchers tendered under the claim program because of the number of unknown variables associated with this liability, including; the number of buildings in the United States that contain the Company’s CSST product; the number of payment vouchers that are properly and timely submitted by claimants; the extent to which vouchers are for lightning protection systems or for bonding and grounding; the geographical location of the building within the United States; and the size of the building in which the CSST is located. However, the Company estimates that the total amount of the liability relating to the settlement of the litigation will fall within a range of $8.8 million and $10.2 million with $6.8 million allocated as a Short-Term Liability and $2.0 million recorded as Long-Term. Accordingly, the Company recorded a pre-tax charge to operations of approximately $8.8 million in the third quarter of 2006. This amount is based on currently available information and certain estimates and judgments, and is subject to revision as actual claims are received, and a claim history is established.

The Company is obligated under Indemnity Agreements executed on behalf of 16 of the Company’s officers and directors. Under the terms of the Agreement, the Company is contingently liable for costs which may be incurred by the officers and directors in connection with claims arising by reason of these individuals’ roles as officers and directors.

The Company has entered into salary continuation agreements with two employees which provide for monthly payments to each of the employee or his designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65. The agreements also provide for survivorship benefits if the employee dies before attaining age 65; and severance payments if the employee is terminated without cause, the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments is included in Other Long-Term Liabilities, which amount to $268,000 and $257,000 for 2006 and 2005, respectively. The Company has obtained and is the beneficiary of two whole life insurance policies in respect of the two employees, and the cash surrender value of such policies (included in Other Assets) amount to $448,000 and $382,000 for 2006 and 2005, respectively.

Contingencies:

The Company retains significant obligations under its commercial insurance policies for losses occurring in the policy years in which it was a subsidiary of Mestek, Inc. For the policy year ending October 1, 2004, the Company retained liability for the first $2,000,000 per occurrence of commercial general liability claims (including product liability claims), subject to an agreed aggregate. In addition, for 2004 the Company retained liability for the first $250,000 per occurrence of workers compensation coverage, subject to an agreed aggregate. However, for policy years beginning on July 22, 2005 (the effective date of the Spin-Off), the Company retained liability for the first $25,000 per occurrence of commercial liability claims (including products liability claims), subject to an agreed aggregate, and the Company is currently insured on a ‘first dollar’ basis for workers’ compensation subject to statutory limits. The Company maintains reserves for its obligations under these various policies based on claim experience and the reserves established by the insurers in relation to these claims. The reserve balances at December 31, 2006 and December 31, 2005 were not material in amount.

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

The Company has disclosed the estimated contingency related to the Settlement Agreement reached on February 1, 2007 in the “Commitments” caption above.

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

12. MINORITY INTERESTS

Five percent of the Company’s Omega Flex Limited subsidiary is held by an unrelated third party, which is represented as Minority Interests in the Company’s financial statements.

13. STOCK BASED PLANS

Phantom Stock Plan

Plan Description. On December 11, 2006, the Company adopted the Omega Flex, Inc. 2006 Phantom Stock Plan (the “Plan”). The Plan authorizes the grant of up to one million units of phantom stock to employees, officers or directors of the Company and of any of its subsidiaries. The phantom stock units ("Units") each represent a contractual right to payment of compensation in the future based on the market value of the Company’s common stock. The Units are not shares of the Company’s common stock, and a recipient of the Units does not receive any of the following:

▪	ownership interest in the Company
▪	shareholder voting rights
▪	dividends or distributions
▪	other incidents of ownership to the Company’s common stock

The Units are granted to participants upon the recommendation of the Company’s CEO, and the approval of the compensation committee. Each of the Units that are granted to a participant will be initially valued by the compensation committee, and at a minimum, the Unit’s value will be in an amount equal to the closing price of the Company’s common stock on the grant date. The Units have a vesting schedule, with a maximum vesting schedule of 3 years after the grant date. Upon vesting, the Units represent a contractual right to the payment of the value of the Unit. The Units will be paid on their maturity date, which is a maximum of one year after all of the Units granted in a particular award have fully vested. The amount to be paid to the participant on the maturity date is dependant on the type of Unit granted to the participant. The Units may be Full Value in which the value of each Unit at the maturity date will equal the closing price of the Company’s common stock as of the maturity date; or Appreciation Only, in which the value of each Unit at the maturity date will equal to the closing price of the Company’s common stock at the maturity date minus the closing price of the Company’s common stock at the grant date.

In certain circumstances, the Units may be immediately vested upon the participant’s death or disability. All Units granted to a participant are forfeited if the participant is terminated from his relationship with the Company or its subsidiary for “cause,” which is defined under the Plan. If a participant’s employment or relationship with the Company is terminated for reasons other than for “cause,” then any vested Units will be paid to the participant upon termination. However, Units granted to certain “specified employees” as defined in Section 409A of the Internal Revenue Code will be paid approximately 181 days after that termination.

Grants of Phantom Stock Units. On December 11, 2006, the Company granted 2,420 Units with a face value of $50,000 (fair value at the grant date of approximately $46,000) to an executive officer. The grant price was equal to the closing price of the Company’s common stock at the grant date. Since the Plan came into existence in 2006, there are no outstanding Units relating to the years ended December 31, 2005 or 2004.

The Company uses the Black-Scholes option pricing model as its method for determining fair value of the Units. The Company uses the straight-line method of attributing the value of the stock-based compensation expense relating to the Units. The compensation expense from the Units is recognized over the service or vesting period of each grant or award.

Statement 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately to vest. Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, which has never experienced forfeitures related to any stock based plan, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense for December 31, 2006. The Company believes this is a reasonable forfeiture rate.

The fair value of the Units granted during the year ended December 31, 2006 using the Black-Scholes option-pricing model uses the following assumptions:

Year Ended December 31,	Expected Term	Expected Volatility Factor	Expected Dividend Amount	Risk-Free Interest Rate
2006	4.5	96.46%	1.93%	4.5%

The Company has elected to use the “Simplified” method for calculating the Expected Term in accordance with SAB 107, and has opted to use the Expected Dividend Amount rather than an Expected Dividend Yield.

The effect on the years ended December 31, 2005 and 2004 was zero and therefore those years do not reflect any compensation expense.

The following table summarizes information about the Units outstanding at December 31, 2006:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Outstanding at December 31, 2005	---	$---
Granted	2,420	$18.94
Vested	(---)	($---)
Forfeited	(---)	($---)
Canceled	(---)	($---)

Outstanding at December 31, 2006	2,420	$18.94

Phantom Stock Unit Awards Expected to Vest	2,420	$18.94

At December 31, 2006 none of the Units have vested. Those Units granted in 2006 are expected to vest in three years, subject to earlier termination or forfeiture.

As of December 31, 2006, the unrecognized compensation costs related to Plan Units vesting will be primarily recognized over a period of approximately 3 years.

Fiscal year ending	2007	2008	2009	Total

Compensation Expense	$15,300	$15,300	$14,000	$44,600

The Units outstanding and exercisable at December 31, 2006 were in the following exercise price ranges:

Units Outstanding					Units Exercisable
Range of Exercise Price	Number of Units Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Units Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Aggregate Intrinsic Value

$20.66	2,420	2.95	$18.94	$46,000	---	2.95	18.94	---

Stock Option Plan

The Company adopted a stock option plan (the “Plan”), effective July 1, 1996 which provided for the granting of both Incentive and Non-Qualified Stock Options (as those terms are defined in the Internal Revenue Code) of up to (pre-split) 200 shares of stock to certain employees of the Company for the purchase of the Company’s common stock at fair market value as of the date of grant. The Plan was approved by Mestek, Inc., then the Company’s sole shareholder. Options to purchase an aggregate of (pre-split) 140 shares of the common stock of the Company, representing a 14% equity share were granted to two executives, Kevin Hoben, President and Mark Albino, Executive Vice President, effective July 1, 1996. The options vested over a five-year period commencing May 1, 1999 and ending on May 1, 2004. All of the options granted were exercised on October 13, 2004, in connection with which the Company received the $1,260,000 exercise price. Through a separate agreement, the option holders (now shareholders in the Company) had a put right after exercise which allowed them to sell their shares to the Company at an amount based upon book value and the Company had a corresponding call option at an amount based upon book value. In accordance with APB 25, the Company has reflected pre-tax charges to earnings for the year ended December 31, 2006, 2005 and 2004, of $0, $587,000 and $844,000, respectively, for the compensation value in those periods of the options granted. These charges, which reflected the potential obligations of the Company relative to the put rights, were credited to Common Stock Subject to Put Obligation. In July 2005 in coordination with the “Spin-Off” described in Note 3 the Company and Mr. Hoben and Mr. Albino mutually terminated their respective call and put rights at which time the Company reclassified the remaining liability (approximately $2,743,000) to the put rights to Paid In Capital. No stock options were issued, exercised or outstanding at or after December 31, 2005.

14.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Mestek, Inc.

The Company historically had related party transactions with Mestek, Inc., its 86% shareholder and parent prior to the Spin-Off. The Company relied on Mestek for various services including legal, treasury, tax, employee benefits, insurance, executive oversight and corporate office space. The Company’s Financial Statements include charges for these services of $63,000 in 2006, $291,000 for 2005 and $563,000 in 2004. The charges represent estimates of the value of the services provided. Effective with the date of the “Spin-Off”, these costs include only costs related to financial services, taxation and building rental. See Note 3 for a more comprehensive discussion of the Company’s relationship with Mestek subsequent to the “Spin-Off” of Omega Flex stock to Mestek shareholders.

15. SELECTED QUARTERLY INFORMATION (UNAUDITED)

The table below sets forth selected quarterly information for each full quarter of 2006 and 2005.

(Dollars in thousands except per common share amounts)

2006	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

Total Revenues	$17,315	$17,908	$19,283	$19,068
Gross Profit	$9,064	$9,287	$9,934	$9,607

Net Income (Loss)	$2,241	$2,302	($2,319)	$2,940
Per Common Share:
Basic	$0.22	$0.23	($0.23)	$0.29
Diluted	$0.22	$0.23	($0.23)	$0.29

2005	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

Total Revenues	$13,268	$15,265	$17,116	$19,989
Gross Profit	$6,790	$7,553	$8,515	$9,843

Net Income	$1,388	$1,680	$1,940	$2,469
Per Common Share:
Basic	$0.14	$0.17	$0.19	$0.24
Diluted	$0.14	$0.17	$0.19	$0.24

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

There was no change in the Corporation’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected or is reasonably likely to materially affect the Corporations’ internal control over financial reporting subsequent to the date the chief executive officer and chief financial officer completed their evaluation.

Item 9B – OTHER INFORMATION

All matters required to be disclosed on Form 8-K during our fiscal 2006 fourth quarter have been previously disclosed on a Form 8-K filed with the Securities and Exchange Commission.

PART III

With respect to items 10 through 14, the Company will file with the Securities and Exchange Commission, within 120 days of the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14A.

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of the Company will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 5, 2007, under the caption “Current Directors and Nominees for Election – Background Information”, and to the extent required and except as set forth therein, is incorporated herein by reference.

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

Item 11 - EXECUTIVE COMPENSATION

Information regarding executive compensation will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 5, 2007, and under the caption “Executive Compensation” to the extent required and except as set forth therein, is incorporated herein by reference.

The report of the Compensation Committee of the Board of Directors of the Company shall not be deemed incorporated by reference by any general statement incorporating by reference the proxy statement into any filing under the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under such Act.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management as well as information regarding equity compensation plans and individual equity contracts or arrangements will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 5, 2007, under the caption “Security Ownership of Certain Beneficial Owners and Management”, and to the extent required and except as set forth therein, is incorporated herein by reference.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 5, 2007, under the caption “Certain Relationships and Related Transactions” and to the extent required and except as set forth therein, is incorporated herein by reference.

Item 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding financial accounting fees and services will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 5, 2007, under the caption “Principal Accounting Fees and Services”, and to the extent required, and except as set forth therein, is incorporated herein by reference.

PART IV

Item 15 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Form 10-K:

1.	All financial statements. See Index to Consolidated Financial Statements on page 60 of this Form 10-K.

2.	Financial Statement Schedules. None Required.

3.	Exhibits. See Index to Exhibits.

INDEX

Pages of
this report

Reports of Independent Registered Public Accounting Firms	Page 39

Financial Statements:

(a)(1) Consolidated Balance Sheets as of December 31, 2006 and 2005	Page 40

Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005, and 2004	Page 41

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for the Years Ended December 31, 2006, 2005 and 2004	Page 42

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005, and 2004	Page 43

Notes to the Consolidated Financial Statements	Pages 44 through 59

(a)(2) Financial Statement Schedules

All other financial statement schedules required by Item 14(a)(2) have been omitted because they are inapplicable or because the required information has been included in the Consolidated Financial Statements or notes thereto.

(a)(3)	Exhibits

The Exhibit Index is set forth on Pages 64 and 65. No annual report to security holders as of December 31, 2006 has been sent to security holders and no proxy statement, form of proxy or other proxy soliciting material has been sent by the registrant to more than ten of the registrant’s security holders with respect to any annual or other meeting of security holders held or to be held in 2006. Such annual report to security holders, proxy statement or form of proxy will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

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

(A)

10.3	Schedule of Directors/Officers with Indemnification Agreement	(A)

10.4	Tax Responsibility Allocation Agreement dated July 29, 2005 between Omega Flex, Inc. and Mestek, Inc.	(A)

10.5	Employment Agreement dated April 15, 1996 between Omega Flex, Inc. and Kevin R. Hoben	(A)

10.6	Employment Agreement dated April 22, 1996 between Omega Flex, Inc. and Mark F. Albino	(A)

10.7	Separation and Distribution Agreement dated July 29, 2005 between Omega Flex, Inc. and Mestek, Inc.	(A)

10.8	Transitional Services Agreement dated July 29, 2005 between Omega Flex, Inc. and Mestek, Inc.	(B)

10.9	Shareholders Agreement dated July 1, 1996	(B)

10.10	Promissory Note dated July 29, 2005 by Mestek, Inc. payable to Omega Flex, Inc. in the principal amount of $3,249,615.63.	(B)

10.11	Executive Salary Continuation Agreement	(C)

10.12	Employment Agreement dated March 22, 2006 between Omega Flex, Inc. and Duane E. Shooltz.	(D)

10.13	Phantom Stock Plan dated December 11, 2006.

10.14	Form of Phantom Stock Agreement entered into between Omega Flex, Inc. and its directors, officers and employees, except as set forth in the attached schedule.

10.15	Schedule of Phantom Stock Agreements between Omega Flex, Inc. and its directors and executive officers.

14.1	Code of Business Ethics	(A)

21.1	List of Subsidiaries	(A)

23.1	Consent of Vitale, Caturano & Company, Ltd.

31.1	CEO Certification

31.2	CFO Certification

32.1	906 CEO and CFO Certifications

99.1	Information Statement	(A)

99.2	Corporate Governance Guidelines	(A)

Reference Key

(A)	Filed as an Exhibit to the Registration Statement on Form 10-12G filed on June 22, 2005.

(B)	Filed as an Exhibit to the Registration Statement on Form 10-12G/A filed on July 19, 2005.

(C)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 31, 2006.

(D)	Filed as an Exhibit to the Quarterly Report on Form 10-Q filed May 15, 2006.

Each management contract or compensatory plan or arrangement to be filed as an exhibit to this report pursuant to item 15 is listed in Exhibit numbers 10.1, 10.2 and 10.5.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA FLEX, INC.

Date: March 30, 2007	By:	/S/ Kevin R. Hoben
Kevin R. Hoben, President and
Chief Executive Officer

Date: March 30, 2007	By:	/S/ E. Lynn Wilkinson
E. Lynn Wilkinson, Vice President Finance,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2007	By:	/S/ Mark F. Albino
Mark F. Albino, Director

Date: March 30, 2007	By:	/S/ Lawrence Cianciolo
Lawrence Cianciolo, Director

Date: March 30, 2007	By:	/S/ David K. Evans
David K. Evans, Director

Date: March 30, 2007	By:	/S/ David W. Hunter
David W. Hunter, Director

Date: March 30, 2007	By:	/S/ Bruce C. Klink
Bruce C. Klink, Director

Date: March 30, 2007	By:	/S/ John E. Reed
John E. Reed, Director

Date: March 30, 2007	By:	/S/ Stewart B. Reed
Stewart B. Reed, Director

Date: March 30, 2007	By:	/S/ Edward J. Trainor
Edward J. Trainor, Director

- 66 -