Form 10-Q
period 2007-03-31
Omega Flex, Inc.
filed 2007-05-15
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of the registrant’s common stock issued and outstanding as of April 30, 2007 was 10,153,633.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2007

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1 – Financial Statements

Condensed consolidated balance sheets at March 31, 2007 (unaudited)
and December 31, 2006	3

Condensed consolidated statements of operations for the
three-months ended March 31, 2007 and 2006 (unaudited)	4

Condensed consolidated statements of cash flows for the
three-months ended March 31, 2007 and 2006 (unaudited)	5

Notes to the condensed consolidated financial statements (unaudited)	6 – 14

Item 2- Management’s Discussion and Analysis of Financial Condition
and Results of Operations	15 - 22

Item 3 – Quantitative and Qualitative Information About Market Risks	22

Item 4 – Controls and Procedures	22-23

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	23

Item 6 – Exhibits	24

SIGNATURE	25

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31
	2007	2006
	(unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$4,774	$17,424
Accounts Receivable - less allowances of
$100 and $79 respectively	8,899	9,745
Inventories	10,233	8,149
Other Current Assets	3,228	3,376

Total Current Assets	27,134	38,694

Property and Equipment - net	6,678	6,705
Goodwill	3,526	3,526
Note Receivable from Mestek	3,250	3,250
Other Long-term Assets	448	448

Total Assets	$41,036	$52,623

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	2,761	1,236
Accrued Compensation	729	2,362
Accrued Commissions and Sales Incentives	2,185	4,859
Accrued Legal Settlement and Related Costs	1,473	6,456
Dividends Payable	--	4,061
Taxes Payable	654	1,967
Other Accrued Liabilities	1,662	1,517

Total Current Liabilities	9,464	22,458

Deferred Taxes	92	146
Long-Term portion of Accrued Legal Settlement	1,000	2,000
Other Long-Term Liabilities	778	318

Total Liabilities	11,334	24,922

Minority Interests	61	55

Shareholders’ Equity:
Common Stock – par value $0.01 Share: authorized 20,000,000 Shares:
10,153,633 shares issued and outstanding	102	102
Paid in Capital	11,739	11,739
Retained Earnings	16,848	14,976
Accumulated Other Comprehensive Income	952	829

Total Shareholders’ Equity	29,641	27,646

Total Liabilities and Shareholders’ Equity	$41,036	$52,623

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three-months ended
	March 31,
	2007	2006
	(Amounts in thousands, except earnings per Common Share)

Net Sales	$17,331	$17,315

Cost of Goods Sold	9,249	8,251

Gross Profit	8,082	9,064

Selling Expense	2,827	2,525
General and Administrative Expense	1,863	1,673
Legal Settlement and Related Costs	164	1,004
Engineering Expense	606	410

Operating Profit	2,622	3,452

Interest Income, Net	189	79
Other Income, Net	195	55

Income Before Income Taxes	3,006	3,586

Income Tax Expense	1,134	1,345

Net Income	$ 1,872	$ 2,241

Basic Earnings per Common Share:	$ 0.18	$ 0.22

Basic Weighted Average Shares Outstanding	10,154	10,154

Diluted Earnings per Common Share:	$ 0.18	$ 0.22

Diluted Weighted Average Shares Outstanding	10,154	10,154

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three-months ended
	March 31,
	2007	2006
	(Dollars in thousands)

Cash Flows from Operating Activities:
Net Income	$1,872	$2,241
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	95	100
Provision for Losses on Accounts Receivable,
net of write-offs and recoveries	21	29
Change in Minority Interests	6	7

Changes in Assets and Liabilities:
Accounts Receivable	825	4,957
Inventory	(2,084)	(910)
Accounts Payable	1,525	(234)
Accrued Compensation	(1,633)	(1,832)
Accrued Legal Settlement and Related Costs	(5,983)	(42)
Other Liabilities	(3,436)	(2,449)
Other Assets	148	219
Net Cash (Used in) Provided by Operating Activities	(8,644)	2,086

Cash Flows from Investing Activities:
Capital Expenditures	(68)	(92)
Net Cash Used in Investing Activities	(68)	(92)

Cash Flows from Financing Activities:
Principal Payments Under Long Term Debt Obligations	---	(47)
Dividends Paid	(4,061)	---
Net Cash Used in Financing Activities	(4.061)	(47)

Net Increase (Decrease) in Cash and Cash Equivalents	(12,773)	1,947

Translation effect on cash	123	99
Cash and Cash Equivalents - Beginning of Period	17,424	9,882

Cash and Cash Equivalents - End of Period	$4,774	$11,928
	=====	======

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands except per share amounts)

(Unaudited)

1. BASIS OF PRESENTATION AND CONSOLIDATION

Description of Business

The accompanying consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). The Company’s unaudited consolidated financial statements for the quarter ended March 31, 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Operations at Omega Flex Limited, our United Kingdom subsidiary, are consolidated on a one month lag. All material inter-company accounts and transactions have been eliminated in consolidation. It is Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature or a description is provided for any adjustments that are not of a normal recurring nature.

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

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position SFAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards”. The Company has elected to adopt the alternative transition method provided by the FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the additional paid-in capital pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

Under the provisions of SFAS 123R, the Company recognizes the estimated fair value of stock based compensation in the consolidated statement of operations over the requisite service period of each option granted. Under the modified prospective application method of SFAS 123R, the Company applies the provisions of SFAS 123R to all awards granted or modified after

January 1, 2006, as well as any unvested awards outstanding on January 1, 2006. The Company had no stock options outstanding at December 31, 2006 and made no option grants during the quarter ended March 31, 2007 and 2006.

During 2006, the Company established the Omega Flex, Inc. 2006 Phantom Stock Plan as described in detail in Note 7 under the caption “Stock Based Plans”. In accordance with SFAS 123R, the Company recorded compensation expense of approximately $5 in the first quarter of 2007 related to the Phantom Stock Plan.

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

The Company filed a separate Federal income tax return for the five months of 2005 in which it was a separate company, and expects to file separate Federal income tax returns for 2006 and 2007.

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

Other Comprehensive (Loss) Income

For the quarters ended March 31, 2007, and 2006, respectively, the components of Other Comprehensive (Loss) Income consisted solely of foreign currency translation adjustments.

New Accounting Pronouncements

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

In June, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely –than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.

Effective January 1, 2007, the Company has adopted the provisions of FIN 48. No adjustment is required to retained earnings as a result of the adoption of this standard.

As of January 1, 2007, the Company has provided a liability of $546 for unrecognized tax benefits related to various federal and state income tax matters. Of this amount, the amount that would impact the Company’s effective tax rate, if recognized, is $500. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by the federal tax benefit of state income tax items of $46. The reserve has increased by $6 in the quarter ended March 31, 2007.

The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

The Company is currently subject to audit by the Internal Revenue Service for the calendar years ended 2003, 2004, 2005, 2006. The Company and its Subsidiaries state income tax returns are subject to audit for the calendar years ended 2003, 2004, 2005 and 2006.

As of January 1, 2007, the Company has accrued $16 of interest and penalties related to uncertain tax positions. As of March 31, 2007, the total amount of accrued interest and penalties is $22. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

3. DISTRIBUTION FROM MESTEK, INC (Spin-Off)

As disclosed in the Company’s registration statement on Form 10 which was filed July 22, 2005 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, the Company completed a Spin-Off from its former parent, Mestek, Inc. (Mestek) on July 29, 2005. The Company’s common shares began trading on the NASDAQ Global Market under the trading symbol “OFLX” on August 1, 2005.

In connection with the Spin-Off, the Company executed certain agreements governing its relationship with Mestek subsequent to the date of the Spin-Off which are disclosed in the initial Form 10 and also discussed in detail in the Note 3 of the December 31, 2006 Form 10-K filing.

At the effective date of the Spin-Off, Mestek was indebted to the Company in the amount of $3,250 which was converted on the effective date of the Spin-Off to a 3-year note receivable from Mestek bearing interest at 100 basis points above the then prevailing 3-year US Treasury note yield at approximately 5%. The balance of the Note at March 31, 2007 and December 31, 2006 remained $3,250. The interest income recorded on the note was approximately $41 for the first quarter of both 2007, and 2006.

4. INVENTORIES

	March 31,	December 31,
	2007	2006
	(unaudited)
	(dollars in thousands)

Finished Goods	$6,601	$5,940
Raw Materials	3,632	2,209

Total Inventory	$10,233	$8,149
	=====	=====

5. SHAREHOLDERS’ EQUITY

As of December 31, 2006 and March 31, 2007, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share, and had 10,153,633 shares issued and outstanding.

On December 12, 2006, the Company issued a press release announcing that on December 11, 2006 the Board of Directors authorized a special dividend of $0.40 per share to all Shareholders of record as of January 2, 2007, and payable as soon as practicable. The payment in the amount of $4,061 was subsequently paid on January 16, 2007. No dividends were paid during 2006.

Our future decisions concerning the payment of dividends on our common stock will depend upon our results of operations, financial condition and capital expenditure plans, as well as such other factors as the Board of Directors, in its sole discretion, may consider relevant.

6. COMMITMENTS AND CONTINGENCIES

Commitments:

On September 5, 2006 the Company entered into a Stipulation and Settlement Agreement with the Class Representatives and Class Counsel, to settle and resolve the allegations brought forth in the lawsuit titled Lovelis, et al. v. Titeflex Corp., Inc., et al. in the Arkansas Circuit Court, Clark County. All of the other defendants in the case also signed the Settlement Agreement. The lawsuit related to allegations that the Company’s CSST products posed an unreasonable risk of fire due to lightning strikes. Both the Company and the other defendants denied these allegations, and denied any wrongdoing or legal liability, but agreed to settle this matter to avoid further cost and the uncertainty and risk of the outcome of further litigation.

The court gave final approval to the Settlement Agreement on February 1, 2007 and dismissed the case. The remedial program provided under the Settlement Agreement is currently processing claims from class members. The deadline for submitting any claims is September 5, 2007.

Under the Settlement Agreement, the Company has agreed to pay the value of each payment voucher redeemed by a class member for the installation of a lightning protection system or bonding and grounding of the Company’s CSST product. The amount of the voucher is dependent on the geographical area in the United States where the building is located and the size of the heated or air-conditioned area of the building, as set forth in the Settlement Agreement. The Company also agreed to pay a fixed amount of administrative expenses in providing notice to the class, and establishing and operating a claim system under which class members may obtain information, submit claims, and have claims processed. Finally, the Company agreed to pay attorneys’ fees to the Class Counsel to resolve this matter.

The Company cannot determine the exact amount for which it may be liable for the costs of the payment vouchers tendered under the claim program because of the number of unknown variables associated with this liability, including; the number of buildings in the United States that contain the Company’s CSST product; the number of payment vouchers that are properly and timely submitted by claimants; the extent to which vouchers are for lightning protection systems or for bonding and grounding; the geographical location of the building within the United States; and the size of the building in which the CSST is located. However, the Company estimated that the total amount of the liability relating to the settlement of the litigation would fall within a range of approximately $8,810 and $10,200. Thus far the Company has paid approximately $6,385 related to the Settlement with a remaining liability of $1,425 allocated as a Short-Term Liability and $1,000 recorded as Long-Term. This amount is based on currently available information and certain estimates and judgments, and is subject to revision as actual claims are received, and a claim history is established. In addition, there is a $48 current liability for legal services related to the Settlement.

Under a number of indemnity agreements between the Company and each of its officers and directors, the Company has agreed to indemnify each of its officers and directors against any liability asserted against them in their capacity as an officer or director, or both. The Company’s indemnity obligations under the indemnity agreements are subject to certain conditions and limitations set forth in each of the agreements. Under the terms of the Agreement, the Company is contingently liable for costs which may be incurred by the officers and directors in connection with claims arising by reason of these individuals’ roles as officers and directors.

The Company has entered into salary continuation agreements with two employees which provide for monthly payments to each of the employee or his designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1 per month to $3 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65. The agreements also provide for survivorship benefits if the employee dies before attaining age 65; and severance payments if the employee is terminated without cause, the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments is included in Other Long-Term Liabilities, which amounts to $268 for March 31, 2007 and December 31, 2006, respectively. The Company has obtained and is the beneficiary of two whole life insurance policies in respect of the two employees, and the cash surrender value of such policies (included in Other Assets) amounts to $448 at March 31, 2007 and December 31, 2006, respectively. These amounts are reviewed and updated annually pending any significant changes.

Contingencies:

The Company retains significant obligations under its commercial insurance policies for losses occurring in the policy years in which it was a subsidiary of Mestek, Inc. For the policy year ending October 1, 2004, the Company retained liability for the first $2,000 per occurrence of commercial general liability claims (including product liability claims), subject to an agreed aggregate. In addition, for 2004 the Company retained liability for the first $250 per occurrence of workers compensation coverage, subject to an agreed aggregate. However, for policy years beginning on July 22, 2005 (the effective date of the Spin-Off), the Company retained liability for the first $25 per occurrence of commercial liability claims (including products liability claims), subject to an agreed aggregate, and the Company is currently insured on a ‘first dollar’ basis for workers’ compensation subject to statutory limits. The Company maintains reserves for its obligations under these various policies based on claim experience and the reserves established by the insurers in relation to these claims. The reserve balances at March 31, 2007 and December 31, 2006 were not material in amount.

Prior to the Spin-Off, the Company self-insured a substantial portion of the health benefits provided for its employees and maintained reserves in this regard and relied upon a recognized actuarial consulting firm to help it set and maintain these reserves. After the Spin-Off, the Company’s liability is limited to $30 per case and an aggregate of $600 annually.

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

7. STOCK BASED PLANS

Phantom Stock Plan

Plan Description. On April 1, 2006, the Company adopted the Omega Flex, Inc. 2006 Phantom Stock Plan (the “Plan”). The Plan authorizes the grant of up to one million units of phantom stock to employees, officers or directors of the Company and of any of its subsidiaries. The phantom stock units ("Units") each represent a contractual right to payment of compensation in the future based on the market value of the Company’s common stock. The Units are not shares of the Company’s common stock, and a recipient of the Units does not receive any of the following:

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

Grants of Phantom Stock Units. On December 11, 2006, the Company granted 2,420 Full Value Units with a face value of $50 (fair value at the grant date of approximately $46) to an executive officer. On March 5, 2007, the Company granted an additional 3,178 Full Value Units with a face value of $70 (fair value at the grant date of approximately $65), of which 1,589 Units related to officers of the Company. In both cases, the grant price was equal to the closing price of the Company’s common stock at the grant date. Since the Plan came into existence in 2006, there are no outstanding Units relating to periods prior to 2006.

The Company uses the Black-Scholes option pricing model as its method for determining fair value of the Units. The Company uses the straight-line method of attributing the value of the stock-based compensation expense relating to the Units. The compensation expense from the Units is recognized over the service or vesting period of each grant or award.

Statement 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately to vest. Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, which has never experienced forfeitures related to any stock based plan, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense for March 31, 2007. The Company believes this is a reasonable forfeiture rate.

The fair value of the Units granted during the year ended December 31, 2006 and through the first quarter March 31, 2007 using the Black-Scholes option-pricing model uses the following assumptions:

Year Ended December 31,	Expected Term	Expected Volatility Factor	Expected Dividend Amount	Risk-Free Interest Rate
2006	4.5	96.46%	1.93%	4.50%
2007	4.0	111.00%	1.93%	4.46%

The Company has elected to use the “Simplified” method for calculating the Expected Term in accordance with SAB 107, and has opted to use the Expected Dividend Amount rather than an Expected Dividend Yield.

The following table summarizes information about the Units outstanding at March 31, 2007:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Outstanding at December 31, 2006	2,420	$18.94
Granted	3,178	$20.38
Vested	(---)	($---)
Forfeited	(---)	($---)
Canceled	(---)	($---)

Outstanding at March 31, 2007	5,598	$19.78

Phantom Stock Unit Awards Expected to Vest	5,598	$19.78

At March 31, 2007 none of the Units have vested. Those Units granted in 2007 and 2006 are expected to vest in three year intervals, subject to earlier termination or forfeiture.

As of March 31, 2007, the unrecognized compensation costs related to Plan Units vesting will be primarily recognized over a period of approximately 3 years.

Fiscal year ending	2007	2008	2009	2010	Total

Compensation Expense	$28	$37	$36	$5	$106

The Units outstanding and exercisable at December 31, 2006 were in the following exercise price ranges:

Units Outstanding						Units Exercisable

Year	Range of Exercise Price	Number of Units Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Units Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Aggregate Intrinsic Value

2006	$20.66	2,420	2.67	$18.94	$4,000	---	2.67	$18.94	---
2007	$22.02	3,178	2.92	$20.38	$2,000		2.92	$20.38

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

CHANGES IN FINANCIAL CONDITION

(All dollars in thousands)

During the first quarter of 2007 the Company’s cash balance has decreased $12,650 from $17,424 at December 31, 2006 to $4,774 at March 31, 2007. As noted in the year-end Form 10-K there was a $4,061 special dividend payment made on January 16, 2007, and in accordance with the Settlement Agreement outlined in Note 11 of the year-end Form 10-K, the Company paid $6,000 on March 7, 2007.

RESULTS OF OPERATIONS

(All dollars are in thousands)

Three months ended March 31, 2007 vs. March 31, 2006

The Company reported comparative results from continuing operations for the three-month period ended March 31, 2007 and 2006 as follows:

	Three-months ended March 31,
	2007	2007	2006	2006
	($000)%		($000)%

Net Sales	$17,331	100.00%	$17,315	100.00%
Gross Profit	$ 8,082	46.6%	$ 9,064	52.3%
Operating Profits	$ 2,622	15.1%	$ 3,452	19.9%

The Company’s sales of $17,331 for the three-month period ended March 31, 2007, improved nominally as compared to $17,315 for the three-months period ended March 31, 2006. The slight increase in sales from 2006 to 2007 was mostly generated from price increases implemented to address rapidly increasing raw material costs. A majority of the increase was offset by a decrease in sales volume.

The Company’s gross profit margins were down from 52.3% in the three-months period ended March 31, 2006 to 46.6% in the three-months period ended March 31, 2007 indicative of the rising cost of the Company’s primary raw materials.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs. Selling expense was $2,827 and $2,525 for the three months ended March 31, 2007 and 2006, respectively. Sales expense as a percentage of sales increased from 14.6% for the three months ended March 31, 2006 to 16.3% for the three months ended March 31, 2007. The increase is mostly attributable to increased marketing related to our UK subsidiary, Omega Flex, Ltd, and increased staffing expenses.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $1,863 and $1,673 for the three months ended March 31, 2007 and 2006, respectively. The $190 increase in expenses is largely related to fees incurred implementing Sarbanes-Oxley for future compliance. General and administrative expense, as a percentage of sales, increased from 9.7% for the three months ended March 31, 2006 to 10.7% for the three months ended March 31, 2007.

Legal Settlement and Related Costs. Legal charges related to the Arkansas litigation in the first quarter of 2007 and 2006, were $164 and $1,004, respectively. Further details are provided in Note 6, Commitments and Contingencies. We do not expect to incur at any time during the foreseeable future further charges for legal expenses or settlements on the scale recorded in 2006.

Engineering Expenses. Engineering expense consists of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $606 and $410 for the three months ended March 31, 2007 and 2006 respectively. Increases in new product and development expenses account for most of the variance. As a percentage of sales, engineering expenses were 3.5% and 2.4% for the three months ended March 31, 2007 and 2006, respectively.

Reflecting the factors mentioned above, Operating Profit margins decreased by 4.8 percentage points resulting in a decline in operating profit from $3,452 in the three-month period ended March 31, 2006 to $2,622 in the three-month period ended March 31, 2007.

Core Operating Profits (a non-GAAP financial measure), as the term is used herein, is defined as Operating Profits determined in accordance with GAAP, as reflected in the accompanying Financial Statements plus Non-Cash Stock Based Compensation Charges and Non-Recurring Legal Expenses.

Core Operating Profits (a non-GAAP financial measure), as previously defined, has decreased $1,670, or 37.5% when comparing 2007 operations to 2006. Core Operating Profit is reconcilable with Operating Profit (the most directly comparable GAAP financial measure) as follows:

	2007	2006
	(in thousands)

Core Operating Profits (a non-GAAP financial measure)	$2,786	$4,456
Non-Recurring Legal Expenses	(164)	(1,004)
Operating Profits (comparable GAAP financial measure)	$2,622	$3,452
	=====	======

Interest Income-Net. Interest income-net includes interest income on the note receivable from Mestek and interest income on our interest-bearing investments. In the first quarter of 2006 the Company paid interest associated with the mortgage on our manufacturing facility; however, as disclosed in the December 31, 2006 10-K, that mortgage was paid off on April 27, 2006.

Other Income-Net. Other Income-net primarily consists of realized foreign currency exchange gains (losses) on Omega Flex Limited payments for accounts payable, interest and management fee to Omega Flex, Inc., its parent corporation.

Income Tax Expense. The Company’s effective tax rate in 2007 approximates the 2006 rate and does not differ materially from expected statutory rates.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

(All dollars are in thousands)

Financial Reporting Release No. 60, released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 of the Notes to the Consolidated Financial Statements, includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the Company’s more significant accounting policies.

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

Goodwill and Intangible Assets

In accordance with FAS 142, the Company ceased recording amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002. The Company performed its annual valuation exercises in accordance with FAS 142 as of December 31, 2006 which indicated no impairment of goodwill.

Product Liability Reserves

As explained more fully under Contingencies, the Company retains liability for the first $25 of product liability claims. To date, the Company has not experienced a meaningful product failure rate.

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

Health Care Claim Reserves

Prior to the Spin-Off, the Company self-insured a substantial portion of the health benefits provided for its employees and maintained reserves in this regard and relied upon a recognized actuarial consulting firm to help it set and maintain these reserves. After the Spin-Off, the Company’s liability is limited to $30 per case and an aggregate of $600 annually.

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

The Company filed a separate Federal income tax return for the five months of 2005 in which it was a separate and public company and expects to file separate Federal income tax returns for 2006 and 2007.

By agreement, the Company will be responsible for and hold Mestek harmless from, any liability for its income taxes for all taxable periods, whether before or after the Spin-Off.

The preparation of the Company’s Consolidated Financial Statements requires it to estimate its income taxes in each of the jurisdictions in which it operates, including those outside the United States which may be subject to certain risks that ordinarily would not be expected in the United States. The income tax accounting process involves estimating its actual current exposure together with assessing temporary differences resulting from differing treatment of items such as depreciation, stock based compensation, and legal settlements for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. The Company must then record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, it could materially impact its financial position and results of operations. See also Note 2, which discusses the adoption of FIN 48.

Related Party Service Fees

The Company historically paid fees to Mestek, its 86% shareholder prior to the Spin-Off, for various services including legal, treasury, tax, employee benefits, insurance, executive oversight and other services, which approximated 1% of net sales. After the Spin-Off, the Company now manages most of these costs independently. The Company did however still incur some charges from Mestek for the above noted services of approximately $10 and $15 for the first quarter ended March 31, 2006 and 2007, respectively.

IMPACT OF INFLATION

Stainless steel and other related commodities represent a significant portion of the Company’s prime costs. As such, the Company’s margins are subject to the cost of these metals in the commodity markets and any inflationary or deflationary volatility. In the first quarter of 2007 the Company’s margins were unfavorably impacted by inflation by 5.7 percentage points compared to the first quarter of 2006. In addition, the demand for our primary product is dependant on market interest rates in the residential housing industry. If the rate of inflation continues to climb in 2007, with concurrent interest rate increases, the Company expects that the construction markets and the commodity markets in which it operates could be adversely impacted, thus potentially impacting the Company’s results of operations.

LIQUIDITY AND CAPITAL RESOURCES

(All dollars in thousands)

Three Months ended March 31, 2007

As of March 31, 2007, we had $4,774 in consolidated cash, cash equivalents and short-term investments, which is $12,650 less than at December 31, 2006 mostly resulting from cash payments during the first quarter of 2007 of $4,061 for a special dividend, and $6,000 related to the Legal Settlement discussed in Note 6.

Operating Activities

Cash used in operations for the first quarter of 2007 was $8,644 compared with $2,086 provided by the first quarter of 2006, a $10,730 decrease. The most significant component was the payment related to the Legal Settlement.

Investing Activities

Capital spending for the first quarter ended March 31, 2007 was $68. Capital spending in the first quarter ended March 31, 2006 was $92.

Financing

Cash used in financing activities during the first quarter of 2007 was $4,061 related to the special dividend versus $47 in 2006.

The Company believes its liquidity position as of March 31, 2007 is fully adequate to meet foreseeable future needs and that the Company will possess adequate cash reserves to meet its day-to-day needs including any acquisitions or capital expenditures it can reasonably foresee at this time.

The Company currently has no commercial bank line of credit for working capital purposes; however, the Company believes it would be able to obtain sufficient lines of credit at reasonable interest rates if it elects to do so.

CONTINGENT LIABILITIES AND GUARANTEES

See Note 6 to the Company’s financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

Item 3. Quantitative And Qualitative Information About Market Risks

The Company does not engage in the purchase or trading of market risk sensitive instruments. The Company does not presently have any positions with respect to hedge transactions such as forward contracts relating to currency fluctuations. No market risk sensitive instruments are held for speculative or trading purposes. For a discussion of the risk factors facing the Company, and the shareholders’ investment in the Company, please refer to the Risk Factors set forth in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007.

Item 4 – Controls And Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

At the end of the fiscal first quarter of 2007, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission. The Company’s management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934. Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

On September 4, 2006, the Company entered into the Stipulation and Settlement Agreement between the Class Representatives and Class Counsel and the Company and all of the other defendants in the lawsuit titled “Lovelis, et al. v. Titeflex, Inc., et al.” The Settlement Agreement was filed on September 5, 2006 in the Arkansas Circuit Court in Clark County, preliminarily settling all of the allegations set forth in the lawsuit. On September 6, 2006, the Company issued a press release and filed a Current Report on Form 8-K with the Securities and Exchange Commission regarding the settlement. On February 1, 2007, the Circuit Court gave final approval of the Settlement Agreement and dismissed the case. The remedial program provided under the Settlement Agreement is currently processing claims from class members. The deadline for submitting any claims is September 5, 2007.

See Note 6 – Contingencies of the Notes to the Condensed Consolidated Financial Statements (Part 1, Item 1) for information regarding legal proceedings in which we are involved.

EXHIBIT INDEX

Exhibit

No.	Description

10.1	Form of Phantom Stock Agreements between Omega Flex, Inc. and its Directors and Officers.

31.1	Certification of Chief Executive Officer of Omega Flex, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Omega Flex, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Omega Flex, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA FLEX, INC.
(Registrant)

Date: May 15, 2007	By: /S/ E. Lynn Wilkinson___________________
E. Lynn Wilkinson
Vice President – Finance
and Chief Financial Officer

-25-