Form 10-Q
period 2007-06-30
Omega Flex, Inc.
filed 2007-08-14
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2007

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

The number of shares of the registrant’s common stock issued and outstanding as of July 25, 2007 was 10,153,633.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX-MONTHS ENDED JUNE 30, 2007

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1 – Financial Statements

Condensed consolidated balance sheets at June 30, 2007 (unaudited)
and December 31, 2006 (audited)	3

Condensed consolidated statements of operations for the
three-months ended June 30, 2007 and 2006 and the
six-months ended June 30, 2007 and 2006 (unaudited)	4

Condensed consolidated statements of cash flows for the
six-months ended June 30, 2007 and 2006 (unaudited)	5

Notes to the condensed consolidated financial statements (unaudited)	6

Item 2- Management's Discussion and Analysis of Financial Condition
and Results of Operations	15

Item 3 – Quantitative and Qualitative Information About Market Risks	25

Item 4 – Controls and Procedures	26

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	26

Item 6 - Exhibits and Reports on Form 8-K	27

SIGNATURE	28

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	December 31
	2007	2006
	(unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$ 5,445	$17,424
Accounts Receivable - less allowances of
$123 and $79 respectively	10,941	9,745
Inventories	11,300	8,149
Other Current Assets	3,154	3,376

Total Current Assets	30,840	38,694

Property and Equipment - net	6,704	6,705
Goodwill	3,526	3,526
Note Receivable from Mestek	3,250	3,250
Other Long Term Assets	448	448

Total Assets	$44,768	$52,623
	======	======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 2,755	$ 1,236
Accrued Compensation	1,123	2,362
Accrued Commissions & Sales incentives	3,343	4,859
Accrued Legal Settlement and Related Costs	1,463	6,456
Dividends Payable	---	4,061
Taxes Payable	799	1,967
Other Accrued Liabilities	1,765	1,517

Total Current Liabilities	11,248	22,458

Deferred Taxes	187	146
Long-Term portion of Accrued Legal Settlement	1,000	2,000
Other Long-Term Liabilities	782	318

Total Liabilities	13,217	24,922

Minority Interests	75	55

Shareholders' Equity:
Common Stock – par value $0.01 Share: authorized 20,000,000 Shares:
10,153,633 shares issued and outstanding	102	102
Paid in Capital	11,739	11,739
Retained Earnings	18,656	14,976
Accumulated Other Comprehensive Income	979	829

Total Shareholders' Equity	31,476	27,646

Total Liabilities and Shareholders' Equity	$44,768	$52,623
	======	======
See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three-months ended		For the six-months ended
	June 30,		June 30,
	2007	2006	2007	2006
(Amounts in thousands, except earnings per Common Share)

Net Sales	$19,202	$17,908	$36,533	$35,223

Cost of Goods Sold	10,668	8,621	19,917	16,872

Gross Profit	8,534	9,287	16,616	18,351

Selling Expense	3,264	2,907	6,091	5,432
General and Administrative Expense	1,892	2,038	3,755	3,711
Legal Settlement and Related Costs	166	312	330	1,316
Engineering Expense	612	533	1,218	943

Operating Profit	2,600	3,497	5,222	6,949

Interest Income, Net	87	108	276	187
Other Income, Net	169	160	364	215

Income Before Income Taxes	2,856	3,765	5,862	7,351

Income Tax Expense	1,048	1,463	2,182	2,808

Net Income	$1,808	$2,302	$3,680	$4,543
	=====	=====	=====	=====

Basic Earnings per Common Share:
Net Income	$0.18	$0.23	$0.36	$0.45

Basic Weighted Average Shares Outstanding	10,154	10,154	10,154	10,154

Diluted Earnings per Common Share:
Net Income	$0.18	$0.23	$0.36	$0.45

Diluted Weighted Average Shares Outstanding	10,154	10,154	10,154	10,154

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

For the six-months ended
	June 30,
	2007	2006
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net Income	$3,680	$4,543
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	216	200
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	44	29
Change in Minority Interests	20	11
Changes in Assets and Liabilities:
Accounts Receivable	(1,240)	1,690
Inventory	(3,151)	(915)
Accounts Payable	1,519	(765)
Accrued Compensation	(1,239)	(1,123)
Accrued Legal Settlement and Related Costs	(5,993)	360
Other Liabilities	(1,931)	(1,983)
Other Assets	222	293

Net Cash Provided by (Used In) Operating Activities	(7,853)	2,340

Cash Flows from Investing Activities:
Capital Expenditures	(215)	(566)
Net Cash Used in Investing Activities	(215)	(566)

Cash Flows from Financing Activities:
Principal Payments Under Long Term Debt Obligations	---	(3,411)
Dividends Paid	(4,061)	---
Net Cash Used in Financing Activities	(4,061)	(3,411)

Net Increase (Decrease) in Cash and Cash Equivalents	(12,129)	(1,637)
Translation effect on cash	150	386
Cash and Cash Equivalents – Beginning of Period	17,424	9,882

Cash and Cash Equivalents – End of Period	$5,445	$8,631
	=====	=====

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollars in thousands except per share amounts)

(Unaudited)

1. BASIS OF PRESENTATION

Description of Business

The accompanying condensed consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). The Company’s unaudited consolidated financial statements for the quarter ended June 30, 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Operations at Omega Flex Limited, our United Kingdom subsidiary, are consolidated on a one month lag. All material inter-company accounts and transactions have been eliminated in consolidation. It is Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature or a description is provided for any adjustments that are not of a normal recurring nature.

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

The Company manufactures the majority of its products at its facility in Exton, Pennsylvania, and sells its product through distributors, wholesalers and to original equipment manufacturers (“OEMs”) throughout North America, and in certain European markets. A minor amount of manufacturing is performed in the UK.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition, accounts receivable valuations, inventory valuations, goodwill valuation, and accounting for income taxes. Actual amounts could differ significantly from these estimates.

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

Gross sales are reduced for all consideration paid to customers for which no identifiable benefit is received by the Company. This includes promotional incentives, year end rebates, and discounts. The amounts of certain incentives are estimated at the time of sale.

Commissions, for which the Company receives an identifiable benefit, are accounted for as a sales expense.

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

Under the provisions of SFAS 123R, the Company recognizes the estimated fair value of stock based compensation in the consolidated statement of operations over the requisite service period of each option granted. Under the modified prospective application method of SFAS 123R, the Company applies the provisions of SFAS 123R to all awards granted or modified after January 1, 2006, as well as any unvested awards outstanding on January 1, 2006. The Company had no stock options outstanding at December 31, 2006 and made no option grants during the six months ended June 30, 2007 and 2006.

During 2006, the Company established the Omega Flex, Inc. 2006 Phantom Stock Plan as described in detail in Note 7 under the caption “Stock Based Plans”. In accordance with SFAS 123R, the Company recorded compensation expense of approximately $15 in the first six months of 2007 related to the Phantom Stock Plan.

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

Income Taxes

The Company elected in prior years and up to the date of the Spin-Off as described in Note 3 below to file its federal income tax return as part of the Mestek, Inc. consolidated return. Mestek and the Company account for the Company’s federal tax liabilities on the “separate company basis” method in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under this method the Company recorded tax expense and related deferred taxes and tax benefits in a manner comparable to that which it would have recorded if it were then not affiliated with Mestek.

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

Other Comprehensive (Loss) Income

For the quarters ended June 30, 2007, and 2006, respectively, the components of Other Comprehensive (Loss) Income consisted solely of foreign currency translation adjustments.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and will be effective for periods beginning after November 15, 2007. The Company is currently evaluating the effect, if any, of SFAS 157 on the Company's consolidated financial statements.

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

As of January 1, 2007, the Company has provided a liability of $546 for unrecognized tax benefits related to various federal and state income tax matters. Of this amount, the amount that would impact the Company’s effective tax rate, if recognized, is $500. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by the federal tax benefit of state income tax items of $46. The reserve has increased by $6 in the six months ended June 30, 2007.

The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

The Company is currently subject to audit by the Internal Revenue Service for the calendar years ended 2005 and 2006. The Company and its Subsidiaries state income tax returns are subject to audit for the calendar years ended 2003, 2004, 2005 and 2006.

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

In connection with the Spin-Off, the Company executed certain agreements governing its relationship with Mestek subsequent to the date of the Spin-Off which are disclosed in the initial Form 10 and also discussed in detail in Note 3 of the December 31, 2006 Form 10-K filing.

At the effective date of the Spin-Off, Mestek was indebted to the Company in the amount of $3,250 which was converted on the effective date of the Spin-Off to a 3-year note receivable from Mestek bearing interest at 100 basis points above the then prevailing 3-year US Treasury note yield at approximately 5%. The principal balance of the Note at June 30, 2007 and December 31, 2006 remained $3,250. The interest income recorded on the note was approximately $81 for the first six months of both 2007, and 2006.

4. INVENTORIES

	June 30,	December 31,
	2007	2006
	(unaudited)
	(dollars in thousands)

Finished Goods	$7,029	$5,940
Raw Materials	4,271	2,209

Total Inventory	$11,300	$8,149
	======	=====

5. SHAREHOLDERS’ EQUITY

As of December 31, 2006 and June 30, 2007, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share, and had 10,153,633 shares issued and outstanding.

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

The Company cannot determine the exact amount for which it may be liable for the costs of the payment vouchers tendered under the claim program because of the number of unknown variables associated with this liability, including; the number of buildings in the United States that contain the Company’s CSST product; the number of payment vouchers that are properly and timely submitted by claimants; the extent to which vouchers are for lightning protection systems or for bonding and grounding; the geographical location of the building within the United States; and the size of the building in which the CSST is located. However, the Company estimated that the total amount of the liability relating to the settlement of the litigation would fall within a range of approximately $8,810 and $10,200. Thus far the Company has paid approximately $6,475 related to the Settlement with a remaining liability of $1,335 allocated as a Short-Term Liability and $1,000 recorded as Long-Term. This amount is based on currently available information and certain estimates and judgments, and is subject to revision as actual claims are received, and a claim history is established. In addition, there is a $128 current liability for legal services related to the Settlement. As of June 30, 2007, the third party administrator of the settlement program has received 147 claims relating to the Company’s products in connection with the Settlement.

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

The Company has entered into salary continuation agreements with two employees which provide for monthly payments to each of the employee or his designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1 per month to $3 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65. The agreements also provide for survivorship benefits if the employee dies before attaining age 65; and severance payments if the employee is terminated without cause, the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments is included in Other Long-Term Liabilities, which amounts to $268 for June 30, 2007 and December 31, 2006, respectively. The Company has obtained and is the beneficiary of two whole life insurance policies in respect of the two employees, and the cash surrender value of such policies (included in Other Assets) amounts to $448 at June 30, 2007 and December 31, 2006, respectively. These amounts are typically reviewed and updated annually pending any significant changes.

Contingencies:

The Company retains significant obligations under its commercial insurance policies for losses occurring in the policy years in which it was a subsidiary of Mestek, Inc. For the policy year ending October 1, 2004, the Company retained liability for the first $2,000 per occurrence of commercial general liability claims (including product liability claims), subject to an agreed aggregate. In addition, for 2004 the Company retained liability for the first $250 per occurrence of workers compensation coverage, subject to an agreed aggregate. However, for policy years beginning on July 22, 2005 (the effective date of the Spin-Off), the Company retained liability for the first $25 per occurrence of commercial liability claims (including products liability claims), subject to an agreed aggregate, and the Company is insured on a ‘first dollar’ basis for workers’ compensation subject to statutory limits.

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

Statement 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately to vest. Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, which has never experienced forfeitures related to any stock based plan, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense for June 30, 2007. The Company believes this is a reasonable forfeiture rate.

The fair value of the Units granted during the year ended December 31, 2006 and through the second quarter June 30, 2007 using the Black-Scholes option-pricing model uses the following assumptions:

Year Ended December 31,	Expected Term	Expected Volatility Factor	Expected Dividend Amount	Risk-Free Interest Rate
2006	4.5	96.46%	1.93%	4.50%
2007	4.0	111.00%	1.93%	4.46%

The Company has elected to use the “Simplified” method for calculating the Expected Term in accordance with SAB 107, and has opted to use the Expected Dividend Amount rather than an Expected Dividend Yield.

The following table summarizes information about the Units outstanding at June 30, 2007:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Outstanding at December 31, 2006	2,420	$18.94
Granted	3,178	$20.38
Vested	(---)	($---)
Forfeited	(---)	($---)
Canceled	(---)	($---)

Outstanding at June 30, 2007	5,598	$19.78

Phantom Stock Unit Awards Expected to Vest	5,598	$19.78

At June 30, 2007 none of the Units have vested. Those Units granted in 2007 and 2006 are expected to vest in three year intervals, subject to earlier termination or forfeiture.

As of June 30, 2007, the unrecognized compensation costs related to Plan Units vesting will be primarily recognized over a period of approximately 3 years.

Fiscal year ending	2007	2008	2009	2010	Total

Compensation Expense	$18	$37	$36	$4	$95

The Units outstanding and exercisable at June 30, 2007 were in the following exercise price ranges:

		Units Outstanding

Year	Range of Exercise Price	Number of Units Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

2006	$20.66	2,420	2.42	$18.94	(3)
2007	$22.02	3,178	2.67	$20.38	(9)

		Units Exercisable

Year	Range of Exercise Price	Number of Units Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Aggregate Intrinsic Value

2006	$20.66	---	2.42	$18.94	---
2007	$22.02	---	2.67	$20.38	---

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

The Company’s business is controlled as a single operating segment that consists of the manufacture and sale of flexible metal hose and accessories. The Company’s products are concentrated in residential and commercial construction, and general industrial markets. The Company’s primary product line, TracPipe® flexible gas piping, is used for gas piping within residential and commercial buildings. Through its flexibility and ease of use with patented fittings distributed under the trademark, AutoFlare®, the TracPipe® flexible gas piping allows users to substantially cut the time required to install the gas piping, as compared to traditional methods. Most of the Company’s products are manufactured at the Company’s Exton, Pennsylvania facility with a minor amount of manufacturing performed in the UK. A majority of the Company’s sales across all industries are generated through independent outside sales organizations such as sales representatives, wholesalers and distributors, or a combination of both. The Company has a broad distribution network in North America and to a lesser extent in other global markets.

CHANGES IN FINANCIAL CONDITION

(All dollars in thousands)

During the first six months of 2007 the Company’s cash balance has decreased $11,979 from $17,424 at December 31, 2006 to $5,445 at June 30, 2007. As noted in the year-end Form 10-K there was a $4,061 special dividend payment made on January 16, 2007, and in accordance with the Settlement Agreement outlined in Note 11 of the year-end Form 10-K, the Company paid $6,000 on March 7, 2007.

Inventory has increased $3,151 or 38.7% from $8,149 at December 31, 2006 to $11,300 at June 30, 2007. The increase is largely related to the increase experienced in the cost of the Company’s primary raw materials.

Accrued Legal Settlement and Related Costs have decreased $4,993 with a detailed description provided in Note 6, Commitments and Contingencies.

As discussed in Note 5, Shareholders’ Equity, the Company paid a $4,061 dividend on January 16, 2007 therefore reducing the balance of the dividend payable to zero.

RESULTS OF OPERATIONS

(All dollars in thousands)

Three-months ended June 30, 2007 vs. June 30, 2006

The Company reported comparative results from continuing operations for the three-month period ended June 30, 2007 and 2006 as follows:

	Three-months ended June 30,
	(in thousands)

	2007	2007	2006	2006
	($000)%		($000)%
Net Sales	$19,202	100.0%	$17,908	100.0%
Gross Profit	8,534	44.4%	9,287	51.9%
Operating Profits	2,600	13.5%	3,497	19.5%

The Company’s sales increased $1,294 (7.2%) from $17,908 in the three-month period ended June 30, 2006 as compared to $19,202 in the three-month period ended June 30, 2007. Of the $1,294 increase, approximately 83% was a result of price increases. The remainder of the increase reflects growth in the non-residential construction market partially offset by continued weakness in the residential construction industry.

The Company’s gross profit margins decreased from 51.9% in the three-month period ended June 30, 2006 to 44.4% in the three-month period ended June 30, 2007 indicative of increases to the cost of the Company’s primary raw materials, in particular stainless steel.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $2,907 and $3,264 for the three months ended June 30, 2006 and 2007, respectively. The $357 increase in selling expenses is principally due to increases in staffing and related costs, and partially due to marketing programs and freight. Sales expense as a percentage of sales increased from 16.2% for the three-months ended June 30, 2006 to 17.0% for the three-months ended June 30, 2007.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $2,038 and $1,892 for the three months ended June 30, 2006 and 2007, respectively. The $146 decrease in expenses is mostly attributable to a decrease in incentive compensation and legal expenses, offset by an increase in consulting fees. For the preceding reasons, general and administrative expense, as a percentage of sales, decreased from 11.4% for the three months ended June 30, 2006 to 9.9% for the three months ended June 30, 2007.

Legal Settlement and Related Costs. Legal charges related to the Arkansas litigation in the three months of 2007 and 2006, were $166 and $312, respectively. Further details are provided in Note 6, Commitments and Contingencies. We believe the majority of costs associated with this litigation to be behind us.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $533 and $612 for the three months ended June 30, 2006 and 2007 respectively. The $79 increase in engineering expenses is due to an increase in engineering staffing and expenditures associated with the certification and qualification of new products. Accordingly, engineering expenses as a percentage of sales grew to 3.2% for the three months ended June 30, 2007 from 3.0% for the three months ended June 30, 2006.

Reflecting the factors mentioned above, Operating Profit margins decreased $897 from $3,497 in the three-month period ended June 30, 2006 to $2,600 in the three-month period ended June 30, 2007.

Core Operating Profits (a non-GAAP financial measure), as the term is used herein, is defined as Operating Profits determined in accordance with GAAP, as reflected in the accompanying Financial Statements plus Non-Recurring Legal Expenses.

Core Operating Profits (a non-GAAP financial measure), as previously defined, has decreased $1,043, or 27.4% when comparing 2007 operations to 2006. Core Operating Profit is reconcilable with Operating Profit (the most directly comparable GAAP financial measure) as follows:

	2007	2006
	(in thousands)

Core Operating Profits (a non-GAAP financial measure)	$2,766	$3,809
Non-Recurring Legal Expenses	(166)	(312)
Operating Profits (comparable GAAP financial measure)	$2,600	$3,497
	=====	======

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

Six-months ended June 30, 2007 vs. June 30, 2006

The Company reported comparative results from continuing operations for the six-month- period ended June 30, 2007 and June 30, 2006 as follows:

	Six-months ended June 30,
	(in thousands)

	2007	2007	2006	2006
	($000)%		($000)%
Net Sales	$36,533	100.0%	$35,223	100.0%
Gross Profit	$16,616	45.5%	$18,351	52.1%
Operating Profits	$5,222	14.3%	$6,949	19.7%

The Company’s sales increased $1,310 or 3.7% from $35,223 in the six-month period ended June 30, 2006 as compared to $36,533 in the six-month period ended June 30, 2007. Sales reflect growth in the non-residential construction market; however, the majority of the increase is attributable to price increases realized after the end of June 2006, partially offset by a decrease in volume related to the residential construction industry.

The Company’s gross profit margins have decreased from 52.1% in the six-month period ended June 30, 2006 to 45.5% in the six-month period ended June 30, 2007 indicative of increases to the cost of the Company’s primary raw materials, particularly stainless steel.

Selling Expenses. Selling expense was $6,091 and $5,432 for the six-months ended June 30, 2007 and 2006, respectively. The $659 increase in selling expenses is mostly due to increased staffing and related costs, and partially due to increases in marketing. Sales expense as a percentage of sales was unfavorable at 16.7% for the six-months ended June 30, 2007 as compared to 15.4% for the six-months ended June 30, 2006.

General and Administrative Expenses. General and administrative expenses were relatively flat at $3,755 and $3,711 for the six-months ended June 30, 2007 and 2006, respectively. As a percentage of sales, general and administrative costs decreased from 10.5% for the six-months ended June 30, 2006 to 10.3% for the six-months ended June 30, 2007.

Legal Settlement and Related Costs. Legal charges related to the Arkansas litigation in the first six months of 2007 and 2006, were $330 and $1,316, respectively. Further details are provided in Note 6, Commitments and Contingencies. We believe the majority of the litigation costs associated with this case to be behind us.

Engineering Expense. Engineering expenses were $1,218 and $943 for the six-months ended June 30, 2007 and 2006 respectively. The $275 increase in engineering expenses is largely due to expenditures associated with the certification and qualification of new products and to a lesser extent increased staffing and related costs. Engineering expenses as a percentage of sales were 3.3% for the six-months ended June 30, 2007 and 2.7% for the six-months ended June 30, 2006.

Reflecting the factors mentioned above, Operating Profit margins decreased $1,727 from $6,949 in the six-month period ended June 30, 2006 to $5,222 in the six-month period ended June 30, 2007.

Core Operating Profits (a non-GAAP financial measure), as the term is used herein, is defined as Operating Profits determined in accordance with GAAP, as reflected in the accompanying Financial Statements plus Non-Recurring Legal Expenses.

Core Operating Profits (a non-GAAP financial measure), as previously defined, has decreased $2,713, or 32.8% when comparing 2007 operations to 2006. Core Operating Profit is reconcilable with Operating Profit (the most directly comparable GAAP financial measure) as follows:

	2007	2006
	(in thousands)

Core Operating Profits (a non-GAAP financial measure)	$5,552	$8,265
Non-Recurring Legal Expenses	(330)	(1,316)
Operating Profits (comparable GAAP financial measure)	$5,222	$6,949
	=====	======

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition, accounts receivable valuations, inventory valuations, goodwill valuation, product liability costs, workers compensation claims reserves, health care claims reserves, and accounting for income taxes. Actual amounts could differ significantly from these estimates.

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

Gross sales are reduced for all consideration paid to customers for which no identifiable benefit is received by the Company. This includes promotional incentives, year end rebates, and discounts. The amount of certain incentives is estimated at the time of sale.

Commissions, for which the Company receives an identifiable benefit, are accounted for as a sales expense.

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

Excess inventory was $240 for the six-months ended June 30, 2007, compared to $100 for approximately the same period last year.

Goodwill

In accordance with FAS 142, the Company ceased recording amortization of goodwill effective January 1, 2002. The Company performed its annual valuation exercises in accordance with FAS 142 as of December 31, 2006 which indicated no impairment of goodwill.

Goodwill is considered impaired when the net book value exceeds its estimated fair value. Fair value is primarily determined using a discounted cash flow methodology, determined based on the Company’s strategic plans and future forecasts.

Product Liability Reserves

As explained more fully under Contingencies, the Company currently retains liability for the first $25 of product liability claims. To date, the Company has not experienced a meaningful product failure rate.

Workers Compensation Claims Reserves

Prior to the Spin-Off, the Company provided workers compensation coverage principally through commercial insurance carriers using “high deductible” programs, which required the Company to reserve for and pay a high proportion of its workers compensation claims payable and relied upon the expertise of its insurance carriers and its own historical experience in setting the reserves related to these claims. One such workers compensation claim is still outstanding from the pre-Spin-Off period for which the company remains liable for amounts up to the deductible. The Company maintains a reserve for these amounts. The remaining potential liability is minimal, as this case is reaching the maximum deductible.

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

Related Party Service Fees

The Company historically paid fees to Mestek, its 86% shareholder prior to the Spin-Off, for various services including legal, treasury, tax, employee benefits, insurance, executive oversight and other services, which approximated 1% of net sales. After the Spin-Off, the Company now manages most of these costs independently. The Company did however still incur some charges from Mestek for the above noted services of approximately $20 and $30 for the first six-months ended June 30, 2006 and 2007, respectively.

IMPACT OF INFLATION

Stainless steel and other related commodities represent a significant portion of the Company’s prime costs. As such, the Company’s margins are subject to the cost of these metals in the commodity markets and any inflationary or deflationary volatility. In the first six months of 2007 the Company’s margins were unfavorably impacted by inflation by 6.6 percentage points compared to the first six months of 2006. In addition, the demand for our primary product is dependant on market interest rates in the residential housing industry. If the rate of inflation continues to climb in 2007, with concurrent interest rate increases, the Company expects that the construction markets and the commodity markets in which it operates could be adversely impacted, thus potentially impacting the Company’s results of operations.

LIQUIDITY AND CAPITAL RESOURCES

(All dollars in thousands)

Six Months ended June 30, 2007

As of June 30, 2007, we had $5,445 in consolidated cash, cash equivalents and short-term investments, which is $11,979 less than at December 31, 2006 mostly resulting from cash payments during the first quarter of 2007 of $4,061 for a special dividend, and $6,000 related to the Legal Settlement discussed in Note 6.

Operating Activities

Cash used in operations for the first six months of 2007 was $7,853 compared with

$2,340 provided by the first six months of 2006, a $10,193 decrease. The most significant component was the $6,000 payment related to the Legal Settlement. In addition, cash out flows for inventory has increased $2,236 compared to the same period last year. As a percent of sales cost of materials has increased over 6 percentage points compared to the six months last year and as a result inventory costs have increased similarly.

Accounts receivable provided $1,690 for the six months ending June 30, 2006 compared to $1,240 used during the first six months of 2007. The decrease is predominately due to Company applying approximately $2,800 of credits to customer’s accounts in the first half of the 2006 for promotional rebates earned in lieu of receiving a cash payment.

Investing Activities

Capital spending for the six-months ended June 30, 2007 was $215. Capital spending in the six-months ended June 30, 2006 was $566.

Financing

Cash used in financing activities during the first six months of 2007 was $4,061 related to the special dividend. This is compared to $3,411 in 2006 when the Company paid off the entire outstanding principal balance remaining on the Company’s main operating facility in Exton, Pennsylvania, as discussed in detail in Note 6 to the Company’s December 31, 2006 year-end 10-K.

The Company believes its liquidity position as of June 30, 2007 is fully adequate to meet foreseeable future needs and that the Company will possess adequate cash reserves to meet its day-to-day needs including any acquisitions or capital expenditures it can reasonably foresee at this time.

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

At the end of the fiscal second quarter of 2007, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission. The Company’s management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934. Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

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

Item 6 - Exhibits And Reports On Form 8-K

Exhibit

No.	Description

31.1	Certification of Chief Executive Officer of Omega Flex, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer of Omega Flex, Inc. pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.3	Certification of Principal Accounting Officer of Omega Flex, Inc. pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1

Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer of Omega Flex, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA FLEX, INC.
(Registrant)

Date: August 14, 2007	By: /S/ E. Lynn Wilkinson______________
E. Lynn Wilkinson
Vice President – Finance
and Chief Financial Officer