Form 10-Q/A
period 2007-06-30
Omega Flex, Inc.
filed 2007-11-13
CIK 1317945

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

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE SIX-MONTHS ENDED JUNE 30, 2007

INDEX

PART II - OTHER INFORMATION	Page No.

Item 4 – Submission of Matters to a Vote of Security Holders	3

SIGNATURES	4

EXPLANATORY NOTE

The Registrant is amending its Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, previously filed on August 14, 2007, to include the information required by Part II, Item 4, which was omitted in the original filing. Except for the foregoing matters, no other information included in our original Form 10-Q for the quarter ended June 30, 2007, is amended by this Form 10-Q/A.

Item 4. Submission of Matters to a Vote of Security Holders

On June 5, 2007, the Company held its 2007 annual meeting of shareholders.  The shareholders voted on the following proposals:

1.	To elect three Class 2 directors for a three year term expiring at the 2010 annual meeting of shareholders.

2.	To approve the Omega Flex, Inc. Executive Compensation Plan

3.	To ratify the appointment by the audit committee of the board of directors of Vitale Caturano & Co., Ltd. as the independent auditors for the Company for the fiscal year ending December 31, 2007.

The results of the voting are as follows:

1.	Election of Directors
		For	Withheld

	Lawrence J. Cianciolo	9,851,440	12,880
	Bruce C. Klink	9,851,575	12,745
	Edward J. Trainor	9,851,540	12,780

	All three directors were elected.

2.	To approve the Omega Flex, Inc. Executive Compensation Plan.

	For		9,152,683
	Against		39,181
	Abstain		9,081
	Non-votes		663,375

	The proposal was approved.

3.	To ratify the appointment of Vitale Caturano & Co., Ltd. as the independent auditors for the Company for the fiscal year ending December 31, 2007:

	For		9,858,632
	Against		2,099
	Abstain		3,589

	The proposal was approved.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA FLEX, INC.
(Registrant)

Date: November 13, 2007	By: /S/ E. Lynn Wilkinson______________
E. Lynn Wilkinson
Vice President – Finance
and Chief Financial Officer