Form 10-Q
period 2007-09-30
Omega Flex, Inc.
filed 2007-11-13
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2007

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

The number of shares of the registrant’s common stock issued and outstanding as of November 10, 2007 was 10,153,633.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2007

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1 – Financial Statements

Condensed consolidated balance sheets at September 30, 2007 (unaudited)
and December 31, 2006 (audited)	3

Condensed consolidated statements of operations for the
three-months ended September 30, 2007 and 2006 and the
nine-months ended September 30, 2007 and 2006 (unaudited)	4

Condensed consolidated statements of cash flows for the
nine-months ended September 30, 2007 and 2006 (unaudited)	5

Notes to the condensed consolidated financial statements (unaudited)	6

Item 2- Management's Discussion and Analysis of Financial Condition
and Results of Operations	16

Item 3 – Quantitative and Qualitative Information About Market Risks	26

Item 4 – Controls and Procedures	26

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	27

Item 4 – Submission of Matter to a Vote of the Security Holders	28

Item 6 - Exhibits	29

SIGNATURE	30

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31
	2007	2006
	(unaudited)
	(Dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$ 8,790	$17,424
Accounts Receivable - less allowances of
$143 and $79, respectively	11,036	9,745
Inventories	9,615	8,149
Other Current Assets	3,339	3,376

Total Current Assets	32,780	38,694

Property and Equipment - net	6,655	6,705
Goodwill	3,526	3,526
Note Receivable from Mestek	3,250	3,250
Other Long Term Assets	484	448

Total Assets	$46,695	$52,623
	======	======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,399	$1,236
Accrued Compensation	1,560	2,362
Accrued Commissions & Sales Incentives	3,668	4,859
Accrued Legal Settlement and Related Costs	1,537	6,456
Dividends Payable	---	4,061
Taxes Payable	1,357	1,967
Other Accrued Liabilities	1,858	1,517

Total Current Liabilities	11,379	22,458

Deferred Taxes	334	146
Long-Term portion of Accrued Legal Settlement	1,000	2,000
Other Long-Term Liabilities	788	318

Total Liabilities	13,501	24,922

Minority Interests	98	55

Shareholders' Equity:
Common Stock – par value $0.01 Share: authorized 20,000,000 Shares: 10,153,633 shares issued and outstanding	102	102
Paid in Capital	11,739	11,739
Retained Earnings	20,483	14,976
Accumulated Other Comprehensive Income	772	829

Total Shareholders' Equity	33,096	27,646

Total Liabilities and Shareholders’ Equity	$46,695	$52,623
	======	======
See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three-months ended		For the nine-months ended
	September 30,		September 30,
	2007	2006	2007	2006
(Dollars in thousands, except earnings per Common Share)

Net Sales	$18,266	$19,283	$54,799	$54,506

Cost of Goods Sold	10,485	9,349	30,402	26,221

Gross Profit	7,781	9,934	24,397	28,285

Selling Expense	2,846	3,040	8,937	8,472
General and Administrative Expense	1,682	1,239	5,437	4,950
Engineering Expense	729	467	1,947	1,410
Legal Settlement and Related Costs	155	9,008	485	10,324

Operating Profit (Loss)	2,369	(3,820)	7,591	3,129

Interest Income, Net	106	147	382	334
Other Income, Net	381	91	745	306

Income (Loss) Before Income Taxes	2,856	(3,582)	8,718	3,769

Income Tax Expense	1,029	(1,263)	3,211	1,545

Net Income (Loss)	$1,827	($2,319)	$5,507	$2,224
	=====	======	=====	======

Basic Earnings (Loss) per Common Share:
Net Income (Loss)	$0.18	($0.23)	$0.54	$0.22

Basic Weighted Average Shares Outstanding	10,154	10,154	10,154	10,154

Diluted Earnings (Loss) per Common Share:
Net Income (Loss)	$0.18	($0.23)	$0.54	$0.22

Diluted Weighted Average Shares Outstanding	10,154	10,154	10,154	10,154

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

For the nine-months ended
	September 30,
	2007	2006
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net Income	$5,507	$2,224
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	338	301
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	64	30
Change in Minority Interests	43	19
Changes in Assets and Liabilities:
Accounts Receivable	(1,355)	462
Inventory	(1,466)	(1,442)
Accounts Payable	163	(591)
Accrued Compensation	(802)	(1,162)
Accrued Legal Settlement and Related Costs	(5,919)	8,434
Other Liabilities	(802)	(184)
Other Assets	1	(2,494)

Net Cash (Used In) Provided by Operating Activities	(4,228)	5,597

Cash Flows from Investing Activities:
Capital Expenditures	(288)	(1,158)
Net Cash Used in Investing Activities	(288)	(1,158)

Cash Flows from Financing Activities:
Principal Payments Under Long Term Debt Obligations	---	(3,411)
Dividends Paid	(4,061)	---
Net Cash Used in Financing Activities	(4,061)	(3,411)

Net Increase (Decrease) in Cash and Cash Equivalents	(8,577)	1,028
Translation effect on cash	(57)	406
Cash and Cash Equivalents – Beginning of Period	17,424	9,882

Cash and Cash Equivalents – End of Period	$8,790	$11,316
	=====	======

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollars in thousands except per share amounts)

(Unaudited)

1. BASIS OF PRESENTATION

Description of Business

The accompanying condensed consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). The Company’s unaudited consolidated financial statements for the quarter ended September 30, 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Operations at Omega Flex Limited, our United Kingdom subsidiary, are consolidated on a one month lag. All material inter-company accounts and transactions have been eliminated in consolidation. It is Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature or a description is provided for any adjustments that are not of a normal recurring nature.

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

Under the provisions of SFAS 123R, the Company recognizes the estimated fair value of stock based compensation in the consolidated statement of operations over the requisite service period of each option granted. Under the modified prospective application method of SFAS 123R, the Company applies the provisions of SFAS 123R to all awards granted or modified after January 1, 2006, as well as any unvested awards outstanding on January 1, 2006. The Company had no stock options outstanding at December 31, 2006 and made no option grants during the nine months ended September 30, 2007 and 2006.

During 2006, the Company established the Omega Flex, Inc. 2006 Phantom Stock Plan as described in detail in Note 7 under the caption “Stock Based Plans”. In accordance with SFAS 123R, the Company recorded compensation expense of approximately $24 in the first nine months of 2007 related to the Phantom Stock Plan.

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

The Company filed a separate Federal income tax return for the five months of 2005 in which it was a separate company. The Company has also filed a separate Federal income tax return for 2006 and expects to file separately for 2007.

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

Other Comprehensive (Loss) Income

For the quarters ended September 30, 2007, and 2006 respectively, the components of Other Comprehensive (Loss) Income consisted solely of foreign currency translation adjustments.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2008. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and will be effective for periods beginning after November 15, 2007. The Company is currently evaluating the effect, if any, of SFAS 157 on the Company's consolidated financial statements.

In June, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.

Effective January 1, 2007, the Company has adopted the provisions of FIN 48. No adjustment was required to retained earnings as a result of the adoption of this standard.

As of January 1, 2007, the Company has provided a liability of $546 for unrecognized tax benefits related to various federal and state income tax matters. Of this amount, the amount that would impact the Company’s effective tax rate, if recognized, is $500. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by the federal tax benefit of state income tax items of $46. The reserve has increased by $6 in the nine months ended September 30, 2007.

The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

The Company is currently subject to audit by the Internal Revenue Service for the calendar years ended 2005 and 2006. The Company and its Subsidiaries state income tax returns are subject to audit for the calendar years ended 2003 through 2006.

3. DISTRIBUTION FROM MESTEK, INC. (Spin-Off)

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

At the effective date of the Spin-Off, Mestek was indebted to the Company in the amount of $3,250 which was converted on the effective date of the Spin-Off to a 3-year note receivable from Mestek bearing interest at 100 basis points above the then prevailing 3-year US Treasury note yield at approximately 5%. The principal balance of the Note at September 30, 2007 and December 31, 2006 remained $3,250. The interest income recorded on the note was approximately $122 for the first nine months of both 2007, and 2006.

In connection with the Mestek Note, on October 19, 2007 the Company entered into a Subordination Agreement with Bank of America, N.A. Under the Agreement, Mestek shall be permitted to repay any regularly scheduled payment of the subordinated debt to the Company provided that at the time of repayment there exists no event of default under the terms of Mestek’s loan agreement with Bank of America, or an instance of insolvency or bankruptcy. If Mestek were to default under its loan agreement with Bank of America, or if it became insolvent, then the Company’s rights to collect the amounts due under the Mestek Note would subordinate the rights of Bank of America under its loan agreement with Mestek.

4. INVENTORIES

	September 30,	December 31,
	2007	2006
	(unaudited)
	(dollars in thousands)

Finished Goods	$6,862	$5,940
Raw Materials	2,753	2,209

Total Inventory	$9,615	$8,149
	=====	=====

5. SHAREHOLDERS’ EQUITY

As of December 31, 2006 and September 30, 2007, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share, and had 10,153,633 shares issued and outstanding.

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

On September 12, 2007, the Company announced that its Board of Directors has authorized the purchase of up to $5,000 of its common stock. The purchases may be made from time-to-time in open market or in privately negotiated transactions, depending on market and business conditions, within the next 24 months. The Board retained the right to cancel, extend, or expand the share buyback program, at any time and from time-to-time.

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

The court gave final approval to the Settlement Agreement on February 1, 2007 and dismissed the case. The remedial program provided under the Settlement Agreement is currently processing claims from class members. The deadline for submitting any claims was September 5, 2007.

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

The Company cannot determine the exact amount for which it may be liable for the costs of the payment vouchers tendered under the claim program because of the number of unknown variables associated with this liability, including; the number of buildings in the United States that contain the Company’s CSST product; the number of payment vouchers that are properly and timely submitted by claimants; the extent to which vouchers are for lightning protection systems or for bonding and grounding; the geographical location of the building within the United States; and the size of the building in which the CSST is located. However, the Company estimated that the total amount of the liability relating to the settlement of the litigation would fall within a range of approximately $8,810 and $10,200. Thus far the Company has paid approximately $6,475 related to the Settlement with a remaining liability of $1,335 allocated as a Short-Term Liability and $1,000 recorded as Long-Term. This amount is based on currently available information and certain estimates and judgments, and is subject to revision as actual claims are received, and a claim history is established. In addition, there is a $202 current liability for legal services related to the Settlement. As of September 30, 2007, the third party administrator of the settlement program has received 663 claims relating to the Company’s products in connection with the Settlement.

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

The Company has entered into salary continuation agreements with two employees which provide for monthly payments to each of the employee or his designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1 per month to $3 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65. The agreements also provide for survivorship benefits if the employee dies before attaining age 65; and severance payments if the employee is terminated without cause, the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments is included in Other Long-Term Liabilities, which amounts to $277 for

September 30, 2007 and $268 for December 31, 2006, respectively. The Company has obtained and is the beneficiary of three whole life insurance policies in respect of the two employees discussed above, and one other policy. The cash surrender value of such policies (included in Other Assets) amounts to $484 at September 30, 2007 and $448 at December 31, 2006, respectively. These amounts are typically reviewed and updated annually when new data is available, pending any significant changes.

The Company entered into a Separation Agreement and General Release with Duane E. Shooltz, formerly the general manager of the Company’s TracPipe® business. The agreement became effective on October 8, 2007. Under the agreement, Mr. Shooltz will receive $172, to be paid in 39 equal weekly payments beginning on October 8, 2007. The Company expects to record a charge for the full $172 in the fourth quarter of 2007, relating to the Separation Agreement.

The Company entered into a Revolving Line of Credit Note and a Loan Agreement with Sovereign Bank, N.A., whereby the company established a line of credit facility for a one year duration, and in the maximum amount of $7,500. The loan agreement provides for the payment of any loan under the agreement at a rate that is either prime rate less 1%, or LIBOR rate plus 1%. As of September 30, 2007, the Company does not have any loans or loan balances under the loan agreement.

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

Statement 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately to vest. Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, which through the third quarter of 2007 has never experienced forfeitures related to any stock based plan, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense for September 30, 2007. As of October 8, 2007, in connection with an officer’s resignation, a total of 2,874 unvested units were forfeited.

The fair value of the Units granted through the third quarter September 30, 2007 using the Black-Scholes option-pricing model uses the following assumptions:

Year Ended December 31,	Expected Term	Expected Volatility Factor	Expected Dividend Amount	Risk-Free Interest Rate
2006	4.5	96.46%	1.93%	4.50%
2007	4.0	111.00%	1.93%	4.46%

The Company has elected to use the “Simplified” method for calculating the Expected Term in accordance with SAB 107, and has opted to use the Expected Dividend Amount rather than an Expected Dividend Yield.

The following table summarizes information about phantom stock the Units outstanding at September 30, 2007:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Outstanding at December 31, 2006	2,420	$18.94
Granted	3,178	$20.38
Vested	(---)	($---)
Forfeited	(---)	($---)
Canceled	(---)	($---)

Outstanding at September 30, 2007	5,598	$19.78

Phantom Stock Unit Awards Expected to Vest	5,598	$19.78

At September 30, 2007 none of the Units have vested. The Units granted are expected to vest in three year intervals, subject to earlier termination or forfeiture.

As of September 30, 2007, the unrecognized compensation costs related to Plan Units vesting will be primarily recognized over a period of approximately 3 years.

Fiscal year ending	2007	2008	2009	2010	Total

Compensation Expense	$9	$37	$36	$4	$86

The Units outstanding and exercisable at September 30, 2007 were in the following exercise price ranges:

		Units Outstanding

Year	Range of Exercise Price	Number of Units Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

2006	$20.66	2,420	2.17	$18.94	---
2007	$22.02	3,178	2.42	$20.38	---

		Units Exercisable

Year	Range of Exercise Price	Number of Units Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Aggregate Intrinsic Value

2006	$20.66	---	2.17	$18.94	---
2007	$22.02	---	2.42	$20.38	---

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

CHANGES IN FINANCIAL CONDITION

(All dollars in thousands)

During the first nine months of 2007 the Company’s cash balance has decreased $8,634 from $17,424 at December 31, 2006 to $8,790 at September 30, 2007. As noted in the year-end Form 10-K there was a $4,061 special dividend payment made on January 16, 2007, and in accordance with the Settlement Agreement outlined in Note 11 of the year-end Form 10-K, the Company paid $6,000 on March 7, 2007. This was partially offset by cash generated from earnings for the year.

Accrued Legal Settlement and Related Costs have decreased $4,919 with a detailed description provided in Note 6, Commitments and Contingencies.

As discussed in Note 5, Shareholders’ Equity, the Company paid a $4,061 dividend on January 16, 2007 therefore reducing the balance of the dividend payable to zero.

RESULTS OF OPERATIONS

(All dollars in thousands)

Three-months ended September 30, 2007 vs. September 30, 2006

The Company reported comparative results from continuing operations for the three-month period ended September 30, 2007 and 2006 as follows:

	Three-months ended September 30,
	(in thousands)

	2007	2007	2006	2006
	($000)%		($000)%
Net Sales	$18,266	100.0%	$19,283	100.0%
Gross Profit	7,781	42.6%	9,934	51.5%
Operating Profits	2,369	13.0%	(3,820)	(19.8%)

The Company’s sales decreased $1,017 (5.3%) from $19,283 in the three-month period ended September 30, 2006 as compared to $18,266 in the three-month period September 30, 2007. Despite growth in the non-residential construction and international markets, and strategic price increases, a decrease resulted from the continued weakness in the U.S. residential construction industry. Overall volume for the quarter was down 13.5%.

The Company’s gross profit margins decreased from 51.5% in the three-month period ended September 30, 2006 to 42.6% in the three-month period ended September 30, 2007 indicative of increases to the cost of the Company’s primary raw materials, in particular stainless steel.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $3,040 and $2,846 for the three months ended September 30, 2006 and 2007, respectively. The $194 decrease in selling expenses is principally due to decreases in marketing programs and freight. Sales expense as a percentage of sales decreased from 15.8% for the three-months ended September 30, 2006 to 15.6% for the three-months ended September 30, 2007.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $1,239 and $1,682 for the three months ended September 30, 2006 and 2007, respectively. The $443 increase in expenses is mostly attributable to an increase in incentive compensation, and to a lesser extent, consulting fees. For the preceding reasons, general and administrative expense, as a percentage of sales, increased from 6.4% for the three months ended September 30, 2006 to 9.2% for the three months ended September 30, 2007.

Legal Settlement and Related Costs. Legal charges related to the Arkansas litigation in the three months of 2006 and 2007, were $9,008 and $155, respectively. Further details are provided in Note 6, Commitments and Contingencies. We believe the majority of the costs associated with this litigation are behind us.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $467 and $729 for the three months ended September 30, 2006 and 2007 respectively. The $262 increase in engineering expenses is due to an increase in new product development costs and engineering staffing. Accordingly, engineering expenses as a percentage of sales grew to 4.0% for the three months ended September 30, 2007 from 2.4% for the three months ended September 30, 2006.

Reflecting all of the factors mentioned above, Operating Profit margins increased $6,189 from a loss of ($3,820) in the three-month period ended September 30, 2006 to a profit of $2,369 in the three-month period ended September 30, 2007. The increase in Operating Profit was primarily as a result of the negative effect of the legal settlement of the class action litigation on the third quarter 2006 operating results.

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

Nine-months ended September 30, 2007 vs. September 30, 2006

The Company reported comparative results from continuing operations for the nine-months period ended September 30, 2007 and 2006 as follows:

	Nine-months ended September 30,
	(in thousands)

	2007	2007	2006	2006
	($000)%		($000)%
Net Sales	$54,799	100.0%	$54,506	100.0%
Gross Profit	24,397	44.5%	$28,285	51.9%
Operating Profits	7,591	13.9%	$3,129	5.7%

The Company’s sales increased slightly from $54,506 in the nine-month period ended September 30, 2006 as compared to $54,799 in the nine-month period ended September 30, 2007. Sales reflect growth in the non-residential construction and international markets coupled with strategic price increases. These increases were, however, dampened by a decrease in sales in the residential construction industry. Overall volume for the nine months was down 7.2%.

The Company’s gross profit margins have decreased from 51.9% in the nine-month period ended September 30, 2006 to 44.5% in the nine-month period ended September 30, 2007, indicative of increases to the cost of the Company’s primary raw materials, particularly stainless steel.

Selling Expenses. Selling expense was $8,472 and $8,937 for the nine-months ended September 30, 2006 and 2007, respectively. The $465 increase in selling expenses is mostly due to increases in various marketing programs and increased staffing and related costs. Sales expense as a percentage of sales had increased to 16.3% for the nine-months ended September 30, 2007 as compared to 15.5% for the nine-months ended September 30, 2006.

General and Administrative Expenses. General and administrative expenses increased to $5,437 and $4,950 for the nine-months ended September 30, 2007 and 2006, respectively. The $487 increase was mostly attributable to consulting, and to a lesser extent, incentive compensation. As a percentage of sales, general and administrative costs increased from 9.1% for the nine-months ended September 30, 2006 to 9.9% for the nine-months ended September 30, 2007.

Legal Settlement and Related Costs. Legal charges related to the Arkansas litigation in the first nine months of 2006 and 2007, were $10,324 and $485, respectively. Further details are provided in Note 6, Commitments and Contingencies. We believe the majority of the litigation costs associated with this case are behind us.

Engineering Expense. Engineering expenses were $1,947 and $1,410 for the nine-months ended September 30, 2007 and 2006 respectively. The $537 increase in engineering expenses is largely due to expenditures associated with the certification and qualification of new products and to a lesser extent increased staffing and related costs. Engineering expenses as a percentage of sales were 3.6% for the nine-months ended September 30, 2007 and 2.6% for the nine-months ended September 30, 2006.

Reflecting all of the factors mentioned above, Operating Profit margins increased $4,462 from $3,129 in the nine-month period ended September 30, 2006 to $7,591 in the nine-month period ended September 30, 2007. The increase in Operating Profit was primarily as a result of the negative effect of the legal settlement of the class action litigation on the third quarter 2006 operating results.

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

Excess inventory charges for the nine-months ended September 30, 2007 were $165, compared to $97 for the same period last year.

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

Workers Compensation Claims Reserves

Prior to the Spin-Off, the Company provided workers compensation coverage principally through commercial insurance carriers using “high deductible” programs, which required the Company to reserve for and pay a high proportion of its workers compensation claims payable and relied upon the expertise of its insurance carriers and its own historical experience in setting the reserves related to these claims. One such workers compensation claim is still outstanding from the pre-Spin-Off period for which the company remains liable for amounts up to the deductible. The remaining potential liability is minimal, and the Company maintains a reserve for these amounts.

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

The Company filed a separate Federal income tax return for the five months of 2005 in which it was a separate company. The Company has also filed a separate Federal income tax return for 2006 and expects to file separately for 2007.

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

Related Party Service Fees

In connection with the Spin-Off described in Note 3 to the Company’s financial statements, the Company entered into a transitional services agreement with its former parent, Mestek, Inc., for various services including legal, treasury, tax, employee benefits, insurance, executive oversight and other services. The Company paid Mestek an annual fee for the services provided, and the charges from Mestek for the above noted services were approximately $47 and $22 for the first nine-months ended September 30, 2006 and 2007, respectively. The transitional services agreement with Mestek was terminated effective July of 2007.

IMPACT OF INFLATION

Stainless steel and other related commodities represent a significant portion of the Company’s prime costs. As such, the Company’s margins are subject to the cost of these metals in the commodity markets and any inflationary or deflationary volatility. In the first nine months of 2007 the Company’s margins were unfavorably impacted by inflation by 7.4 percentage points compared to the first nine months of 2006. In addition, the demand for our primary product is dependant on market interest rates in the residential housing industry. If the rate of inflation continues to climb in 2007, with concurrent interest rate increases, the Company expects that the construction markets and the commodity markets in which it operates could be adversely impacted, thus potentially impacting the Company’s results of operations.

LIQUIDITY AND CAPITAL RESOURCES

(All dollars in thousands)

Nine Months ended September 30, 2007

As of September 30, 2007, we had $8,790 in consolidated cash, cash equivalents and short-term investments, which is $8,634 less than at December 31, 2006 mostly resulting from cash payments during the first quarter of 2007 of $4,061 for a special dividend, and $6,000 related to the Legal Settlement discussed in Note 6. The decrease was partially offset by cash generated from earnings for the year.

Operating Activities

Cash used in operations for the first nine months of 2007 was $4,228 compared with $5,597 provided by the first nine months of 2006, a $9,825 decrease. The most significant component was the $6,000 payment related to the Legal Settlement.

Accounts receivable provided $462 for the nine-months ending September 30, 2006 compared to $1,355 used during the first nine months of 2007. The decrease is predominately due to Company applying approximately $2,800 of credits to customer’s accounts in the first half of the 2006 for promotional rebates earned in lieu of receiving a cash payment.

Investing Activities

Capital spending for the nine-months ended September 30, 2007 was $288. Capital spending in the nine-months ended September 30, 2006 was $1,158.

On September 12, 2007, the Company announced that its Board of Directors has authorized the purchase of up to $5,000 of its common stock. The purchases may be made from time-to-time in open market or in privately negotiated transactions, depending on market and business conditions, within the next 24 months. The Board retained the right to cancel extend, or expand the share buyback program, at any time and from time-to-time.

Financing

Cash used in financing activities during the first nine months of 2007 was $4,061 related to the special dividend. This is compared to $3,411 in 2006 when the Company paid off the entire outstanding principal balance remaining on the Company’s main operating facility in Exton, Pennsylvania, as discussed in detail in Note 6 to the Company’s December 31, 2006 year-end 10-K.

The Company entered into a Revolving Line of Credit Note and a Loan Agreement with Sovereign Bank, N.A., whereby the Company established a line of credit facility for a one-year duration, and in the maximum amount of $7,500. The loan agreement provides for the payment of any loan under the agreement at a rate that is either prime rate less 1% or LIBOR rate plus 1% As of September 30, 2007 the Company does not have any loans or loan balances, under the loan agreement.

The Company believes its liquidity position as of September 30, 2007 is fully adequate to meet foreseeable future needs and that the Company will possess adequate cash reserves to meet its day-to-day needs including any acquisitions or capital expenditures or stock repurchases it can reasonably foresee at this time.

CONTINGENT LIABILITIES AND GUARANTEES

See Note 6 to the Company’s financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

As noted in Item 7 of the Company’s 2006 year-end Form 10-K under the caption “Tabular Disclosure of Contractual Obligations and Off-Balance Sheet Arrangements”, the Company has no off-balance sheet arrangements.

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

At the end of the fiscal third quarter of 2007, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission. The Company’s management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934. Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

On September 4, 2006, the Company entered into the Stipulation and Settlement Agreement between the Class Representatives and Class Counsel and the Company and all of the other defendants in the lawsuit titled “Lovelis, et al. v. Titeflex, Inc., et al.” The Settlement Agreement was filed on September 5, 2006 in the Arkansas Circuit Court in Clark County, preliminarily settling all of the allegations set forth in the lawsuit. On September 6, 2006, the Company issued a press release and filed a Current Report on Form 8-K with the Securities and Exchange Commission regarding the settlement. On February 1, 2007, the Circuit Court gave final approval of the Settlement Agreement and dismissed the case. The remedial program provided under the Settlement Agreement, processed claims from class members during the claim period. The deadline for submitting any claims was September 5, 2007.

See Note 6 – Contingencies of the Notes to the Condensed Consolidated Financial Statements (Part 1, Item 1) for information regarding legal proceedings in which we are involved.

Item 4 – Submission of Matter to a Vote of the Security Holders

No matters were submitted to the security holders of the Company for a vote during the third quarter of 2007.

On June 5, 2007, the Company held its 2007 annual meeting of shareholders.  The shareholders voted on the following proposals:

1.	To elect three Class 2 directors for a three year term expiring at the 2010 annual meeting of shareholders.

2.	To approve the Omega Flex, Inc. Executive Compensation Plan

3.	To ratify the appointment by the audit committee of the board of directors of Vitale Caturano & Co., Ltd. as the independent auditors for the Company for the fiscal year ending December 31, 2007.

The results of the voting are as follows:

1.	Election of Directors
		For	Withheld

	Lawrence J. Cianciolo	9,851,440	12,880
	Bruce C. Klink	9,851,575	12,745
	Edward J. Trainor	9,851,540	12,780

	All three directors were elected.

2.	To approve the Omega Flex, Inc. Executive Compensation Plan.

	For		9,152,683
	Against		39,181
	Abstain		9,081
	Non-votes		663,375

	The proposal was approved.

3.	To ratify the appointment of Vitale Caturano & Co., Ltd. as the independent auditors for the Company for the fiscal year ending December 31, 2007:

	For		9,858,632
	Against		2,099
	Abstain		3,589

	The proposal was approved.

Item 6 - Exhibits

Exhibit

No.	Description

10.1	Termination of a Material Definitive Agreement with an Executive Officer of the Company, dated October 8, 2007.

10.2	Loan Agreement made as of September 4, 2007 between Omega Flex, Inc. and Sovereign Bank.

10.3	Revolving Line of Credit Note made as of September 4, 2007 between Omega Flex, Inc. and Sovereign Bank.

31.1	Certification of Chief Executive Officer of Omega Flex, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Omega Flex, Inc. pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.3	Certification of Principal Accounting Officer of Omega Flex, Inc. pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Omega Flex, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA FLEX, INC.
(Registrant)

Date: November 13, 2007	By: /S/ E. Lynn Wilkinson______________
E. Lynn Wilkinson
Vice President – Finance
and Chief Financial Officer