Form 10-K
period 2007-12-31
Omega Flex, Inc.
filed 2008-03-28
CIK 1317945

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                           Yes ☒No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                          ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company	☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐	No ☒

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2007, the last business day of the most recently completed second quarter of 2007 was $61,316,409.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.                 Yes [ ]No [ ]

The number of shares of the registrant’s common stock issued and outstanding as of March 28, 2008 was 10,108,287.

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

Development of Business

We were incorporated in 1976 under the name of Tofle America, Inc. as the subsidiary of a Japanese manufacturer of flexible metal hose. For a number of years, we were a manufacturer of flexible metal hose that was sold primarily to customers using the hose for incorporation into finished assemblies for industrial applications. We later changed our name to Omega Flex, Inc., and in 1996, we were acquired by Mestek, Inc. In 1997, we introduced our first new product – TracPipe® corrugated stainless steel tubing for use in carrying fuel gas within residential, commercial and industrial buildings. Our growth since 1997 has been primarily as a result of the growth in the use and acceptance of corrugated stainless steel tubing as an alternative to the traditional black iron pipe throughout the construction industry, and through the development of our AutoFlare® patented fittings and accessories to the corrugated stainless steel tubing that differentiate our systems from those of our competitors. In 2004, we introduced a brand of corrugated stainless steel tubing under the registered trademark CounterStrike® that is designed to be more resistant to damage caused by transient arcing of electrical energy. In 2007, we introduced a new version of CounterStrike® CSST that is 6 times more effective than the original version. In January 2005, Mestek announced its intention to distribute its equity ownership in our common stock to the Mestek shareholders. A registration statement for the Omega Flex common stock was filed with the Securities and Exchange Commission and the registration statement was declared effective on July 22, 2005. We also listed our common stock on NASDAQ National Market (now the NASDAQ Global Market) under the stock symbol “OFLX”, and began public trading of our common stock on August 1, 2005. All Mestek shareholders as of the record date for the distribution received one share of Omega Flex common stock for each share of Mestek common stock owned as of the record date. We are now a totally separate company from Mestek, and we do not use or share any material assets or service of Mestek in conducting our business. Our operating plans for 2008 are to continue to grow the distribution and sale of our TracPipe® flexible gas piping and industrial products, as well as to nurture new product development.

Overview of Current Business

Products

We have had the most success within the residential construction industry where our TracPipe® and CounterStrike® flexible gas piping have enjoyed wide acceptance due to their reliability and durability. Within that industry, the flexible gas piping products that we offer and similar products offered by our competitors have sought to overcome the use of black iron pipe that has traditionally been used by the construction industry in the United States and Canada for the piping of fuel gases within a building. Prior to the introduction of the first corrugated stainless steel piping system in 1989, nearly all construction in the United States and Canada used traditional black iron pipe for gas piping. However, the advantages of corrugated stainless steel tubing in areas subject to high incidence and likelihood of seismic events had been first demonstrated in Japan. In a seismic event, the corrugated stainless steel tubing was shown to withstand the stresses on a piping system created by the shifting and movement of a seismic event better than rigid pipe. However, the advantages of corrugated stainless steel tubing over the traditional black iron pipe also include lower overall installation costs because the corrugated stainless steel tubing can be installed in long uninterrupted lines within the building.

The flexibility of the tube allows it to be bent by hand without any tools when a change in direction in the line is required. In contrast, black iron pipe requires that each bend in the pipe have a separate fitting attached. This requires the installer to thread the ends of the black iron pipe, apply an adhesive to the threads, and then screw on the fitting, all of which is labor intensive and costly, including testing and rework if the work is not done properly. As a result of these advantages, corrugated stainless steel tubing now commands slightly over one-half of the market for fuel gas piping in new and remodeled residential construction in the United States, and the use of rigid iron pipe and to a lesser degree copper tube, accounts for the remainder of the market.

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

In 2004, we introduced a new brand of flexible gas piping sold under the registered trademark “CounterStrike®”. CounterStrike® is designed to be more resistant to damage from transient electrical arcing. This feature is particularly desirable in areas that are subject to high levels of lightning strikes, such as the Southeast, and the Ohio Valley. In a lightning strike, the electrical energy of the lightning can energize all metal systems and components in a building. This electrical energy in attempting to reach ground may arc between metal systems that have different electrical resistance, and arcing can cause damage to the metal systems. In standard CSST systems, an electrical bond between the CSST and the building’s grounding electrode would address this issue, but lightning is an extremely powerful and unpredictable force. CounterStrike® CSST is designed to be electrically conductive to disperse the energy of any electrical charge over the entire surface of the CounterStrike® line. In 2007, we introduced a new version of CounterStrike® CSST that was tested to be 6 times more resistant to damage from electrical arcing than the original version, and between 50 to 400 times more effective than standard CSST products. As a result of its robust performance, the new version of CounterStrike® has been warmly received in the market, and is a validation of our market leadership in the industry.

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

In late 2007, after several years of development and testing, we also unveiled our newest product, DoubleTrac® flexible underground petroleum piping, which is used for piping of automobile filling stations and other underground petroleum piping applications. The DoubleTrac® piping is installed underground between the main storage tank and the dispensing pump. The DoubleTrac® piping offers several benefits that are important to its customers; zero permeability of the liquid fuel through the sidewall of the pipe, and ease of installation. Currently, most underground petroleum piping in the United States uses rigid fiberglass pipe that requires fittings at junctions, changes in direction, or the end of the pipe sections. The fiberglass pipe also has some permeability of fuel through the sidewall of the rigid pipe. DoubleTrac® resolves both of these issues through the use of a double-wall flexible pipe that uses a primary interior layer of stainless steel that has a zero permeation level, together with a secondary outer barrier layer of durable plastic. The DoubleTrac® pipe can be installed in long continuous lengths, eliminating the labor costs and delays associated with rigid pipe. The DoubleTrac® pipe also has a system for continuous leak detection in the unlikely event the inner stainless steel layer is breached. DoubleTrac® has recently received all necessary product approvals from Underwriters Laboratories, and is fully compliant with the UL971 product standard. We expect full commercialization of DoubleTrac® to begin in 2008.

Manufacturing

In each instance, whether the application is for corrugated stainless steel tubing for fuel gases, flexible metal hose for handling specialty chemicals or gases, flexible underground petroleum piping, or unique industrial applications requiring ability to withstand wide variations in temperature and vibration, all of our success rests on the metal hose made by Omega Flex. Most of our flexible metal hoses range in diameter from 1/4” to 2” while certain applications require diameters of up to 14”. All of our smaller diameter pipe (2” inner diameter and smaller) is made by a proprietary process that is known as the rotary process. The proprietary process that we use to manufacture our annular hose is the result of a long-term development effort begun in 1995. Through continuous improvement, we have over the years developed and fine-tuned the process so that we can manufacture annular flexible metal hose on a high speed, continuous process. We believe that our own rotary process for manufacturing annular corrugated metal hose is the most cost efficient method in the industry, and that our rotary process provides us with a unique advantage in many of the industries in which we participate. As a result, we are able to provide our product on a demand basis. In 2007, we achieved a delivery performance to the scheduled ship date of over 96%. The quick inventory turnover reduces our costs for in-process inventory, and further contributes to our gross margin levels. We have also improved our productivity on an historical basis.

Raw Materials

We use various materials in the manufacture of our products, primarily stainless steel for our flexible metal hose and plastics for our jacketing material on TracPipe® and CounterStrike® flexible gas piping. We also purchase all of our proprietary AutoFlare® brass fittings for use with the TracPipe® and CounterStrike® flexible gas piping. Although we have multiple sources qualified for all of our major raw materials and components, we have historically used one or two sources of supply for such raw materials and components. Our current orders for stainless steel and fittings are each placed with one or two suppliers. If any one of these sources of supply were interrupted for any reason, then we would have to devote additional time and expense in obtaining the same volume of supply from our other qualified sources. This potential transition, if it were to occur, could affect our operations and financial results during the period of such transition. Commodities markets in general and stainless steel in particular has had significant upward price movement in 2007, resulting in increasing costs to manufacture products and, in some cases, a tightening supply. Although somewhat relaxed in late 2007, we believe that with our purchase commitments for stainless steel, polyethylene and for our proprietary fittings, that we have adequate sources of supply for these raw materials and components for 2008. We have not had significant difficulty in obtaining the raw materials, component parts or finished goods from our suppliers in prior years. We believe that constriction in the supply of stainless steel will continue until additional global capacity becomes available. Continued volatility in the commodities marketplace and competitive conditions in the sale of our products may not allow us to pass along raw materials or component part price increases to our customers.

Business Seasonality

The demand for our TracPipe® and CounterStrike® flexible gas piping product may be affected by the construction industry’s demand, which generally may slacken in the winter months of each year due to cold and inclement weather. Accordingly, sales growth is usually higher in the spring, summer and fall, while sales in the winter may be static or rise only modestly. However, the effect of the winter weather may be offset by the increase in demand for flexible gas piping products in general as more contractors and installers choose to use flexible gas piping rather than black iron pipe.

Customers

We sell our products to customers scattered across a wide and diverse set of industries from construction to pharmaceutical with approximately 4,600 customers. These sales channels include sales through independent sales representatives, distributors, original equipment manufacturers, direct sales, and sales through our website on the internet. We utilize various distribution companies in the sale of our TracPipe® flexible gas piping, and these distribution customers in the aggregate represent a material portion of our business. In particular, our customer, Ferguson Enterprises, and its various branches, represents 19% of our net sales and 17% of our accounts receivable balance at December 31, 2007. All of this business is done on a purchase order basis for immediate resale commitments or stocking, and there are no long-term purchase commitments. In the event we were to lose an account, we would not expect any long-term reduction in our sales due to the broad end-user acceptance of our products. We would anticipate that in the event of a loss of any one or more distributors, that after an initial transition period, the sale of our products would resume at or near their historical levels. Furthermore, in the case of certain national distribution chains like Ferguson and other distributors, it is possible that there would continue to be purchasing activity from one or more regional or branch distribution customers. We sell our products within North America, primarily in the United States and Canada, and we also sell our products internationally, primarily in Europe through our facility located in Banbury, England. Our sales outside of North America represent approximately 12% of our total net sales, with most of the sales occurring in the United Kingdom and elsewhere in Europe. We do not have a material portion of our long-lived assets located outside of the United States, and due to its small size, the foreign operations do not carry any additional risk from being located outside of the United States.

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

Competition

There are approximately ten manufacturers of flexible metal hose in the United States, and approximately that number in Europe, several in South America, and six to eight in Asia. The U. S. manufacturers include Titeflex Corporation, Parker Hannifin Corporation, Ward Manufacturing, Truflex, Microflex, U. S. Hose, Hose Master, and several smaller privately held companies. No one manufacturer, as a general rule, participates in more than two of the major market categories as outlined above with most concentrating in just one. We estimate that we hold a number one or number two share position in the two major market categories in which we participate. In the flexible gas piping market, the U.S. market is currently concentrated in the residential housing market, and based on the reports issued by the national trade groups on housing construction, the level of acceptance of flexible gas piping in the construction market, and the average usage of flexible gas piping in a residential building, we are able to estimate with a high level of accuracy the size of the total gas piping market, and based on our sales our position within that market. For other applications, industry trade groups collect and report on the size of the relevant market, and we can estimate our percentage of the relevant market based on our sales as compared to the market as a whole. The larger of our two markets, the construction industry, has seen a reduction in the number of housing starts in 2007. As discussed elsewhere, black iron pipe or copper tube was historically used by all builders of commercial and residential buildings until the advent of flexible gas piping and changes in the relevant building codes. Since that time, flexible gas piping has taken an increasing share of the total amount of fuel gas piping used in construction, until at present we estimate that flexible gas piping is slightly more than one-half of the market for the residential component, but significantly less for commercial. Within the flexible gas piping market, we compete against five other manufacturers of flexible metal hose, including Titeflex, Parker Hannifin, and Wardflex.

In the industrial market, due to the number of applications in which flexible metal hose may be used, and the number of companies engaged in the manufacture and sale of flexible metal hose, the market is very fragmented, and we estimate that no one company has a predominant market share of the business over other competitors. The general industrial markets within Europe are very mature and tend to offer opportunities which are interesting to us in niche markets or during periods in which a weak dollar increases the demand for our products on a competitive basis. Such has been the case for several years and has created new relationships for us. Currently, we are not heavily engaged in the manufacture of flexible metal hose for the aerospace or automotive markets, but we continue to review opportunities in all markets for our products to determine appropriate applications that will provide growth potential and high margins. In some cases, where the product offering is considered a commodity, price is the overriding competing factor. In other cases, a proprietary product offering or superior performance will be the major factors with pricing being secondary and in some cases, a non-factor. The majority of our sales are to distributors and wholesalers, and our relationships with these customers are on an arms-length basis in that neither we, nor the customers are so dependent on the other to yield any significant business advantage. From our perspective, we are able to maintain a steady demand for our products due to the broad acceptance of our products by end users, regardless of which distributor or wholesaler sells the product.

Backlog

Management does not believe that backlog figures are material to an understanding of our business because most products are shipped promptly after the receipt of orders.

Intellectual Property

We have a comprehensive portfolio of intellectual property, including approximately 149 patents issued in 31 countries around the world. The patents cover (a) the AutoFlare® fittings used by the flexible gas piping to join the piping to a junction or assembly, (b) pre-sleeved corrugated stainless steel tubing for use in underground applications, (c) an electrically conductive jacket for flexible gas piping that we sell under the trademark CounterStrike®, and (d) a tubing containment system for our DoubleTrac® flexible underground petroleum piping. Our AutoFlare® fitting is the leading fitting for use with flexible gas piping because it offers a metal-to-metal seal between the fitting and the tubing, and because of its robustness and ease of use. The metal-to-metal contact provides for a longer lasting and more reliable seal than fittings which use gaskets or sealing compounds that can deteriorate over time. In applications involving fuel gases in a building, the ability to maintain the seal and prevent the leaking of such gases over long periods of time is valued by our customers. We also have received a patent for the composition of the polyethylene jacket used in our CounterStrike® flexible gas piping product, which has increased ability to dissipate electrical energy in the event of a nearby lightning strike. The tubing containment system of our DoubleTrac® flexible underground petroleum piping, which is also patented in the U.S. and in other countries, allows for the monitoring and collection of any liquids that may leak from the stainless steel containment layer. The expiration dates for the several patents covering our AutoFlare® fittings will expire between 2016 and 2020 and the Counterstrike® patent will expire 2025. We currently have several patent applications pending in the United States and internationally covering improvements to our AutoFlare® fittings and our CounterStrike® polyethylene jacket. Finally, and as mentioned above, our unique rotary process for manufacturing flexible metal hose has been developed over the last ten years, and constitutes a valuable trade secret. In a recently concluded case, a Pennsylvania court has issued a ruling that confirms our proprietary rotary manufacturing process does constitute a “trade secret” under Pennsylvania law, and is entitled to protection against unauthorized disclosure or misappropriation.

We are currently engaged in a case currently pending in the U.S. District Court in Massachusetts, in which we have sued a flexible gas pipe competitor for infringement on one or more of our U.S. patents covering our AutoFlare® fittings. The court has found that the defendants have infringed on our patent, and the case is scheduled for trial in May 2008 on the sole issue of the validity of our patent. See “Item 3 – Legal Proceedings” for a more detailed description of the litigation.

Employees

As of December 31, 2007, we had 125 employees. Most of our employees are located in our main facility in Exton, Pennsylvania, which is currently our main manufacturing facility, and which contains our engineering, finance, human resources and most sales personnel. Our factory workforce in Exton, Pennsylvania is not represented by a collective bargaining agent. We also maintain an office in Middletown, Connecticut where six employees in management and sales are primarily assigned. A number of individual sales personnel are scattered across the United

States. We also maintain a facility in Banbury, England. The operation in England has a total of twelve people. The sales personnel in England handle all sales and service for our products in Europe and select accounts in Asia and the Middle East.

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

Item 2 - PROPERTIES

Our main facility is located in Exton, Pennsylvania about one hour west of Philadelphia and contains about 83,000 square feet of manufacturing and office space. We lease our Exton facility from Exton Ranch, Inc., our wholly-owned subsidiary. We lease additional non-manufacturing space in Downingtown, Pennsylvania approximately 5 miles from the main plant. The majority of manufacturing of our flexible metal hose is done at the Exton facility. The corporate office of Omega Flex, Inc. in Middletown, Connecticut is rented. In the United Kingdom, we rent a facility in Banbury, which manufactures products and serves sales, warehousing and operational functions as well.

Item 3 - LEGAL PROCEEDINGS

The Company is not presently involved in any litigation that it believes could materially and adversely affect its financial condition or results of operations, except as described in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations-under the sub-caption “Commitments”.

We were involved in a putative class action litigation filed in the Clark County Circuit Court, in Arkansas, alleging that our corrugated stainless steel tubing product, TracPipe® and similar products manufactured by several other manufacturers (also named as defendants in the case) was defective against potential damage caused by nearby lightning strikes. On September 5, 2006, we entered into a Stipulation and Settlement Agreement with the Class Representatives and Class Counsel, to settle and resolve the allegations brought forth in the lawsuit. We and the other defendants deny all of the allegations in the lawsuit, and deny any wrongdoing or legal liability, but agreed to settle this matter to avoid further cost and the uncertainty and risk of the outcome of further litigation. A copy of the Settlement Agreement has been filed as an exhibit to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on September 6, 2006, and is available on our website at www.omegaflex.com. The court gave final approval to the Settlement Agreement on February 1, 2007. The remedial program provided under the Settlement Agreement is currently processing claims from class members as provided under the Settlement Agreement. The deadline for submitting such claims was September 5, 2007.

We are currently engaged in a patent infringement case in which we have sued a flexible gas pipe competitor for infringement on one or more of our U.S. patents covering our AutoFlare® fittings. We have alleged that the competitor has infringed on one or more of our patents covering the AutoFlare® fittings by including certain patented features in the competitor’s fitting, including a locator sleeve that makes it easier to align the connection. The trial court has ruled that the competitor did infringe on one or more of our AutoFlare® patents, and that the AutoFlare® patents are valid. An appeals court reversed the trial court’s ruling on validity of our patent, and the case is scheduled for trial in May 2008 on the sole issue of whether our patent is valid under U.S. patent law. If the patent is upheld as being valid, then the damages due to Omega Flex have been previously determined.

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

Item 4 - SUBMISSION OF MATTER TO A VOTE OF THE SECURITY HOLDERS

No matters were submitted to the security holders of the Company for a vote during the fourth quarter of 2007.

PART II

Item 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

Our common stock is listed on the NASDAQ Global Market, under the symbol OFLX. The number of shareholders of record as of March 30, 2008, based on inquiries of the registrant’s transfer agent, was 809. For this purpose, shareholders whose shares are held by brokers on behalf of such shareholders (shares held in “street name”) are not separately counted or included in that total.

The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock as reported by the NASDAQ Global Market.

PRICE RANGE

	2007		2006
	high	low	high	low

First Quarter	$23.32	$20.23	$19.40	$15.05
Second Quarter	$22.64	$18.91	$20.05	$16.15
Third Quarter	$19.66	$14.75	$25.43	$19.00
Fourth Quarter	$18.00	$12.94	$23.30	$18.27

We do not have any other securities, other than common stock, listed on a stock exchange or are publicly traded.

Dividends

We have declared two special dividends on our common stock between the period of 2006 and 2007.

On December 11, 2006, the Board of Directors authorized a special dividend of $0.40 per share to all shareholders of record as of January 2, 2007, and payable as soon as practicable. The payment in the amount of $4,061 was subsequently paid on January 16, 2007.

On December 11, 2007, the Board authorized a special dividend of $0.70 per share to all Shareholders of record as of January 3, 2008, and subsequently paid on January 16, 2008 in the amount of $7,092.

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

Certain statements in this Annual Report on Form 10-K that are not historical facts, but rather reflect the Company’s current expectations concerning future results and events, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believes”, “expects”, “intends”, “plans”, “anticipates”, “hopes”, “likely”, “will”, and similar expressions identify such forward-looking statements.Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of the date of this Form 10-K. The Company undertakes no obligation to update the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances.

OVERVIEW

The Company is a leading manufacturer of flexible metal hose, and is currently engaged in a number of different markets, including construction, manufacturing, transportation, petrochemical, pharmaceutical and other industries.

The Company’s business is controlled as a single operating segment that consists of the manufacture and sale of flexible metal hose and accessories. The Company’s products are concentrated in residential and commercial construction, and general industrial markets. The Company’s primary product line, flexible gas piping, is used for gas piping within residential and commercial buildings. Through its flexibility and ease of use with patented fittings distributed under the trademark, AutoFlare®, the TracPipe® and CounterStrike® flexible gas piping allows users to substantially cut the time required to install the gas piping, as compared to traditional methods. Most of the Company’s products are manufactured at the Company’s Exton, Pennsylvania facility with a minor amount of manufacturing performed in the UK. A majority of the Company’s sales across all industries are generated through independent outside sales organizations such as sales representatives, wholesalers and distributors, or a combination of both. The Company has a broad distribution network in North America and to a lesser extent in other global markets.

CHANGES IN FINANCIAL CONDITION

(All dollars in thousands)

During 2007, the Company’s cash balance has decreased $4,281 from $17,424 at December 31, 2006 to $13,143 at December 31, 2007. Some of the major transactions that affected our cash balance were a $4,061 special dividend payment made on January 16, 2007, and a payment of $6,000 on March 7, 2007 pursuant to the Settlement Agreement outlined in Note 11 of the year-end Form 10-K. Those payments were partially offset by cash generated from earnings for the year.

Accrued Legal Settlement and Related Costs have decreased $5,184 with a detailed description provided in Note 11, Commitments and Contingencies.

As discussed in Note 7, Shareholders’ Equity, in December of 2007 the Company declared a dividend, which amounted to $7,092. In addition, the Company paid a $4,061 dividend on January 16, 2007, which was declared in 2006.

RESULTS OF OPERATIONS

(All dollars in thousands)

Three-months ended December 31, 2007 vs. December 31, 2006

The Company reported comparative results from continuing operations for the three-month period ended December 31, 2007 and 2006 as follows:

	Three-months ended December 31,
	(in thousands)

	2007	2007	2006	2006
	($000)%		($000)%
Net Sales	$19,711	100.0%	$19,068	100.0%
Gross Profit	$11,657	59.1%	$ 9,873	51.8%
Operating Profits	$ 5,621	28.5%	$ 4,315	22.6%

The Company’s sales increased $643 (3.4%) from $19,068 in the three-month period ended December 31, 2006 as compared to $19,711 in the three-month period December 31, 2007. The increase in revenue for the three-months reflects continued penetration in the non-residential construction market and price increases realized during the quarter. Those factors were partially offset by continued weakness in the residential construction industry. Overall volume for the quarter was down 8.7%.

The Company’s gross profit margins increased from 51.8% in the three-month period ended December 31, 2006 to 59.1% in the three-month period ended December 31, 2007. The increase in margin is the result of a decrease in the cost of the Company’s primary raw materials during the quarter, in particular stainless steel combined with strategic price increases previously noted.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was in line with the prior year at $3,021 and $3,039 for the three months ended December 31, 2006 and 2007, respectively. Sales expense as a percentage of sales decreased from 15.8% for the three-months ended December 31, 2006 to 15.4% for the three-months ended December 31, 2007.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $1,883 and $2,220 for the three months ended December 31, 2006 and 2007, respectively. The $337 increase in expenses is mostly attributable to an increase in staffing related expenses, and consulting fees. For the preceding reasons, general and administrative expense, as a percentage of sales, increased from 9.9% for the three months ended December 31, 2006 to 11.3% for the three months ended December 31, 2007.

Legal Settlement and Related Costs. Legal charges related to the Arkansas litigation in the final three months of 2006 and 2007, were $175 and $31, respectively. Further details are provided in Note 11, Commitments and Contingencies. The majority of the costs associated with this litigation are behind the Company.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $479 and $746 for the three months ended December 31, 2006 and 2007 respectively. The $267 increase in engineering expenses is mostly due to an increase in new product development costs and partially due to increases in consulting and engineering staffing. Accordingly, engineering expenses as a percentage of sales grew to 3.8% for the three months ended December 31, 2007 from 2.5% for the three months ended December 31, 2006.

Reflecting all of the factors mentioned above, Operating Profit margins increased $1,306 from a profit of $4,315 in the three-month period ended December 31, 2006 to a profit of $5,621 in the three-month period ended December 31, 2007. The increase in Operating Profit was primarily as a result of the negative effect of the legal settlement of the class action litigation on the fourth quarter 2006 operating results.

Interest Income-Net. Interest income-net includes interest income on the note receivable from Mestek and interest income on our interest-bearing investments.

Other Income-Net. Other Income-net primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our U.K. subsidiary.

Income Tax Expense. The Company’s effective tax rate in 2007 approximates the 2006 rate and does not differ materially from expected statutory rates.

Twelve-months ended December 31, 2007 vs. December 31, 2006

The Company reported comparative results from continuing operations for the twelve-month period ended December 31, 2007 and 2006 as follows:

	Twelve-months ended December 31,
	(in thousands)

	2007	2007	2006	2006
	($000)%		($000)%
Net Sales	$74,510	100.0%	$73,574	100.0%
Gross Profit	$36,054	48.4%	$38,158	51.9%
Operating Profits	$13,212	17.7%	$7,444	10.1%

The Company’s sales increased from $73,574 in the twelve-month period ended December 31, 2006 as compared to $74,510 in the twelve-month period ended December 31, 2007. Sales reflect growth in the non-residential construction and international markets coupled with strategic price increases. These increases were however, dampened by a decrease in sales in the residential construction industry. Overall volume for the twelve months was down 7.5%.

The Company’s gross profit margins have decreased from 51.9% in the twelve-month period ended December 31, 2006 to 48.4% in the twelve-month period ended December 31, 2007, indicative of increases to the cost of the Company’s primary raw materials, particularly stainless steel.

Selling Expenses. Selling expense was $11,493 and $11,976 for the twelve-months ended December 31, 2006 and 2007, respectively. The $483 increase in selling expenses is mostly due to increases in various marketing programs, but also attributable to increased staffing and related costs. Sales expense as a percentage of sales increased to 16.1% for the twelve-months ended December 31, 2007 as compared to 15.6% for the twelve-months ended December 31, 2006.

General and Administrative Expenses. General and administrative expenses increased from $6,833 in 2006 to $7,657 for the twelve-months ended December 31, 2007. The $824 increase was mostly attributable to staffing related expenses and consulting. As a percentage of sales, general and administrative costs increased from 9.3% for the twelve-months ended December 31, 2006 to 10.3% for the twelve-months ended December 31, 2007.

Legal Settlement and Related Costs. Legal charges related to the Arkansas litigation in the twelve months of 2006 and 2007, were $10,499 and $516, respectively. Further details are provided in Note 11, Commitments and Contingencies. The Company believes the majority of the litigation costs associated with this case is behind us.

Engineering Expense. Engineering expenses were $1,889 and $2,693 for the twelve-months ended December 31, 2006 and 2007 respectively. The $804 increase in engineering expenses is largely due to expenditures associated with the certification and qualification of new products and to a lesser extent increased staffing and related costs. Engineering expenses as a percentage of sales were 2.6% for the twelve-months ended December 31, 2006 and 3.6% for the twelve-months ended December 31, 2007.

Reflecting all of the factors mentioned above, Operating Profit margins increased $5,768 from $7,444 in the twelve-month period ended December 31, 2006 to $13,212 in the twelve-month period ended December 31, 2007. The increase in Operating Profit was primarily as a result of the negative effect of the legal settlement of the class action litigation on the 2006 operating results.

Interest Income-Net. Interest income-net includes interest income on the note receivable from Mestek and interest income on our interest-bearing investments. In the first quarter of 2006 the Company paid interest associated with the mortgage on our manufacturing facility; however, as disclosed in the December 31, 2006 10-K, that mortgage was paid off on April 27, 2006.

Other Income-Net. Other Income-net primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our U.K. subsidiary.

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

The court gave final approval to the Settlement Agreement on February 1, 2007 and dismissed the case. The remedial program provided under the Settlement Agreement processed claims from class members through the deadline of September 5, 2007.

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

The Company cannot determine the exact amount for which it may be liable for the costs of the payment vouchers tendered under the claim program, because of the number of unknown variables associated with this liability, including; the number of buildings in the United States that contain the Company’s CSST product; the number of payment vouchers that are properly and timely submitted by claimants; the extent to which vouchers are for lightning protection systems or for bonding and grounding; the geographical location of the building within the United States; and the size of the building in which the CSST is located. However, the Company estimated that the total amount of the liability relating to the settlement of the litigation would fall within a range of approximately $8,810 and $10,200. Thus far the Company has paid approximately $6,571 related to the Settlement with a remaining liability of $1,239 allocated as a Short-Term Liability and $1,000 recorded as Long-Term. This amount is based on currently available information and certain estimates and judgments, and is subject to revision as actual claims are received, and a claim history is established. In addition, there is a $33 current liability for legal services related to the Settlement. As of December 31, 2007, the third party administrator of the settlement program has received 756 claims relating to the Company’s products in connection with the Settlement.

On February 4, 2008, the Company reached an agreement for final payment relating to the class action settlement described in detail in Note 11, Commitments and Contingencies. This final payment, which was made on March 3, 2008, in the amount of $1,850, represents the $1,000 current portion due as previously disclosed, and the remaining $1,000 long-term portion which was due in March of 2009, less a $150 (15%) reduction resulting from early payment. The Company’s remaining obligations under the settlement relate only to the funding of claims made to the settlement administrator, which we have previously estimated at about $210.

Under a number of indemnity agreements between the Company and each of its officers and directors, the Company has agreed to indemnify each of its officers and directors against any liability asserted against them in their capacity as an officer or director, or both. The Company’s indemnity obligations under the indemnity agreements are subject to certain conditions and limitations set forth in each of the agreements. Under the terms of the Agreement, the Company is contingently liable for costs, which may be incurred by the officers and directors in connection with claims arising by reason of these individuals’ roles as officers and directors.

The Company has entered into salary continuation agreements with two employees, which provide for monthly payments to each of the employee or his designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1 per month to $3 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65. The agreements also provide for survivorship benefits if the employee dies before attaining age 65; and severance payments if the employee is terminated without cause, the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments is included in Other Long-Term Liabilities, which amounts to $312 for December 31, 2007 and $268 for December 31, 2006, respectively. The Company has obtained and is the beneficiary of three whole life insurance policies in respect of the two employees discussed above, and one other policy. The cash surrender value of such policies (included in Other Assets) amounts to $521 at December 31, 2007 and $448 at December 31, 2006, respectively.

The Company entered into a Separation Agreement and General Release with Duane E. Shooltz, formerly the general manager of the Company’s TracPipe® business. The agreement became effective on October 8, 2007. Under the agreement, Mr. Shooltz will receive $172, to be paid in 39 equal weekly payments beginning on October 8, 2007. The Company recorded a charge for the full $172 in the fourth quarter of 2007, relating to the Separation Agreement.

The Company entered into a Revolving Line of Credit Note and a Loan Agreement with Sovereign Bank, N.A., whereby the company established a line of credit facility for a one-year duration, and in the maximum amount of $7,500. The loan agreement provides for the payment of any loan under the agreement at a rate that is either the prime rate less 1%, or LIBOR rate plus 1%. As of December 31, 2007, the Company does not have any loans or loan balances outstanding under the loan agreement.

Contingencies:

The Company retains significant obligations under its commercial insurance policies for losses occurring in the policy years in which it was a subsidiary of Mestek, Inc. For the policy year ending October 1, 2004, the Company retained liability for the first $2,000 per occurrence of commercial general liability claims (including product liability claims), subject to an agreed aggregate. In addition, for 2004 the Company retained liability for the first $250 per occurrence of workers compensation coverage, subject to an agreed aggregate. However, for policy years beginning on July 22, 2005 (the effective date of the Spin-Off), the Company retained liability for a maximum of $50 per occurrence of commercial liability claims (including products liability claims), subject to an agreed aggregate, and the Company is insured on a ‘first dollar’ basis for workers’ compensation subject to statutory limits.

Prior to the Spin-Off, the Company self-insured a substantial portion of the health benefits provided for its employees, and maintained reserves in this regard and relied upon a recognized actuarial consulting firm to help it set and maintain these reserves. After the Spin-Off, the Company’s liability is limited to $30 per case and an aggregate of $620 annually.

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

Weather Conditions—The Company’s flagship TracPipe® and CounterStrike ®products are used in residential and commercial heating applications. As such, the demand for its products is impacted by weather as it affects the level of construction. Furthermore, severe climatic changes, such as those suggested by the “global warming” phenomenon, could over time adversely affect the demand for heating products and adversely affect the Company’s results of operations and financial position.

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

Supply Disruptions and Commodity Risks—The Company uses a variety of materials in the manufacture of its products, including stainless steel, polyethylene and brass for its AutoFlare® connectors. In connection with the purchase of commodities, principally stainless steel for manufacturing requirements, the Company typically enters into one-year purchase commitments which include a designated fixed price range. These agreements require the Company to accept delivery of the commodity in the quantities committed, at the agreed upon prices. Transactions required for these commodities in excess of the one year commitments are conducted at current market prices at the Company’s discretion. In addition to the raw material cost strategy described above, the Company enters into fixed pricing agreements for the fabrication charges necessary to convert these commodities into useable product. Management believes at present that it has adequate sources of supply for its raw materials and components (subject to the risks described above under Purchasing Practices) and has historically not had significant difficulty in obtaining the raw materials, component parts or finished goods from its suppliers. The Company is not dependent for any commodity on a single supplier, the loss of which would have a material adverse effect on its business.

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

(All Amounts in Thousands)

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

Gross sales are reduced for all consideration paid to customers for which no identifiable benefit is received by the Company. This includes promotional incentives, year-end rebates, and discounts. The amounts of certain incentives are estimated at the time of sale.

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

Inventory

Inventories are valued at the lower of cost or market. Cost of inventories are determined by the first-in, first-out (FIFO) method. The Company generally considers inventory quantities beyond two-years’ usage, measured on a historical usage basis, to be excess inventory and reduces the gross carrying value of inventory accordingly.

Goodwill and Intangible Assets

In accordance with FAS 142, the Company ceased recording amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002. The Company performed annual impairment tests in accordance with FAS 142 as of December 31, 2006 and December 31, 2007 which analyses indicated in all cases no impairment of goodwill.

Product Liability Reserves

As explained more fully under Contingencies, the Company retains liability for the first $50 of product liability claims. To date, the Company has not experienced a meaningful product failure rate.

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

Health Care Claim Reserves

The Company’s liability is limited to $30 per case and an aggregate of $620 annually.

Accounting for Income Taxes

The Company accounts for federal tax liabilities in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under this method the Company recorded tax expense and related deferred taxes and tax benefits.

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

LIQUIDITY AND CAPITAL RESOURCES

(All dollars in thousands)

Twelve Months ended December 31, 2007

As of December 31, 2007, we had $13,143 in consolidated cash, cash equivalents and short-term investments, which is $4,281 less than at December 31, 2006 mostly resulting from cash payments during the first quarter of 2007 of $4,061 for a special dividend, and $6,000 related to the Legal Settlement discussed in Note 11. The decrease was partially offset by cash generated from earnings for the year.

Operating Activities

Cash provided by operations for 2007 was $1,117 compared with $11,769 in 2006, a $10,652 decrease. The most significant component was the $6,000 payment related to the Legal Settlement.

Accounts receivable provided $2,147 for the twelve-months ending December 31, 2006 compared to $442 used during the twelve months of 2007. The decrease is predominately due to

Company applying approximately $2,800 of credits to customer’s accounts in 2006 for promotional rebates earned in lieu of receiving a cash payment.

Investing Activities

Capital spending for the twelve-months ended December 31, 2007 was $542. Capital spending in the twelve-months ended December 31, 2006 was $1,373.

On September 12, 2007, the Company announced that its Board of Directors authorized the purchase of up to $5,000 of its common stock. The purchases may be made from time-to-time in open market or in privately negotiated transactions, depending on market and business conditions, within the next 24 months. The Board retained the right to cancel extend, or expand the share buyback program, at any time and from time-to-time. For all of 2007, the Company purchased 25,117 shares for $367.

Financing

Cash used in financing activities during 2007 was $4,428 which was mostly related to the special dividend of $4,061. This is compared to $3,411 in 2006 when the Company paid off the entire outstanding principal balance remaining on the Company’s main operating facility in Exton, Pennsylvania, as discussed in detail in Note 6.

The Company entered into a Revolving Line of Credit Note and a Loan Agreement with Sovereign Bank, N.A., whereby the Company established a line of credit facility for a one-year duration, and in the maximum amount of $7,500. The loan agreement provides for the payment of any loan under the agreement at a rate that is either prime rate less 1% or LIBOR rate plus 1% As of December 31, 2007 the Company does not have any loans or loan balances outstanding, under the loan agreement.

The Company believes its liquidity position as of December 31, 2007 is fully adequate to meet foreseeable future needs and that the Company will possess adequate cash reserves to meet its day-to-day needs including any acquisitions or capital expenditures or stock repurchases it can reasonably foresee at this time.

RECENT ACCOUNTING PRONOUNCEMENTS

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

As of January 1, 2007, the Company has provided a liability of $546 for unrecognized tax benefits related to various federal and state income tax matters. Of this amount, the amount that would impact the Company’s effective tax rate, if recognized, is $500. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by the federal tax benefit of state income tax items of $64. The reserve has increased by $18 in the twelve months ended December 31, 2007.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2008. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company believes that this new pronouncement will not have any significant impact on the Company’s financial statements in future periods.

In December 2007, the FASB issued SFAS No. 141 (R) “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company believes that this new pronouncement will have an impact on our accounting for future business combinations once adopted, but the effect is dependent upon the acquisitions that are made in the future.

Off-Balance Sheet Obligations or Arrangements

The Company has off-balance sheet obligations or arrangements at December 31, 2007 that relate to purchase commitments and operating lease obligations totaling $25,738. The total amount of these obligations at December 31, 2006 was $27,114.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Omega Flex, Inc.

We have audited the consolidated balance sheets of Omega Flex, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.

/s/ Vitale Caturano & Company, Ltd.

Boston, Massachusetts

March 6, 2008

OMEGA FLEX, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31,

(Dollars in thousands)

	2007	2006

ASSETS
Current Assets
Cash and Cash Equivalents	$13,143	$17,424
Accounts Receivable - less allowances of $137 and $79, respectively	10,132	9,745
Inventories	10,567	8,149
Note Receivable from former Parent Company	3,250	---
Deferred Taxes	1,179	2,847
Other Current Assets	705	529

Total Current Assets	38,976	38,694

Property and Equipment – net	6,749	6,705
Goodwill - net	3,526	3,526
Note Receivable from former Parent Company	---	3,250
Other Long Term Assets	521	448

Total Assets	$49,772	$52,623

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	1,486	1,236
Accrued Compensation	2,692	2,362
Accrued Commissions and Sales Incentives	3,032	4,859
Accrued Legal Settlement and Related Costs	1,272	6,456
Dividends Payable	7,092	4,061
Taxes Payable	377	1,967
Other Accrued Liabilities	2,046	1,432

Total Current Liabilities	17,997	22,373

Deferred Taxes	1,216	146
Long-Term portion of Accrued Legal Settlement	1,000	2,000
Other Liabilities	891	318

Total Liabilities	21,104	24,837

Minority Interests	129	55

Shareholders’ Equity:
Common Stock – par value $0.01 share: authorized 20,000,000- shares: 10,128,516 and 10,153,633 shares issued and outstanding at December 31, 2007 and 2006, respectively	102	102
Paid in Capital	11,372	11,739
Retained Earnings	16,651	15,061
Accumulated Other Comprehensive Income	414	829

Total Shareholders’ Equity	28,539	27,731

Total Liabilities and Shareholders’ Equity	$49,772	$52,623

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,

	2007	2006
	(Amounts in thousands, except earnings per Common Share)
Net Sales	$74,510	$73,574

Cost of Goods Sold	38,456	35,416

Gross Profit	36,054	38,158

Selling Expense	11,976	11,493
General and Administrative Expense	7,657	6,833
Engineering Expense	2,693	1,889
Legal Settlement and Related Costs	516	10,499

Operating Profit	13,212	7,444

Interest Income, Net	562	562
Other Income, Net	34	220

Income Before Income Taxes	13,808	8,226

Income Tax Expense	5,126	3,062

Net Income	8,682	$5,164

Basic Earnings per Common Share	$0.86	$0.51

Basic Weighted Average Shares Outstanding	10,152	10,154

Diluted Earnings per Common Share	$0.86	$0.51

Diluted Weighted Average Shares Outstanding	10,152	10,154

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

For the years ended December 31, 2007 and 2006

(Dollars in Thousands)	Common Stock Outstanding	Common Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance -December 31, 2005	10,153,633	$102	$11,739	$13,958	$272	$25,071

Net Income				5,164		5,164
Cumulative Translation Adjustment					557	557
Net Comprehensive Income						5,721
Dividends Accrued				(4,061)		(4,061)
Balance -December 31, 2006	10,153,633	$102	$11,739	$15,061	$829	$27,731

Net Income				8,682		8,682
Cumulative Translation Adjustment					(415)	(415)
Net Comprehensive Income						8,267
Purchase of Shares for Treasury	(25,117)		(367)			(367)
Dividends Accrued				(7,092)		(7,092)
Balance -December 31, 2007	10,128,516	$102	$11,372	$16,651	$414	$28,539
	========	===	======	======	===	======

See Accompanying Notes to Consolidated Financial Statements

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

	2007	2006

Cash Flows from Operating Activities:
Net Income	$8,682	$5,164
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Non-Cash Compensation Expense	15	1
Depreciation and Amortization	498	417
Provision for Losses on Accounts
Receivable, net of write-offs and recoveries	58	46
Change in Minority Interests	74	32
Changes in Assets and Liabilities:
Accounts Receivable	(442)	2,147
Inventory	(2,408)	(1,921)
Accounts Payable	250	(318)
Accrued Compensation	330	(269)
Accrued Legal Settlement & Related Costs	(6,184)	8,371
Other Liabilities	(1,175)	782
Other Assets	1,419	(2,683)
Net Cash Provided by Operating Activities	1,117	11,769

Cash Flows from Investing Activities:
Capital Expenditures	(542)	(1,373)

Net Cash Used In Investing Activities	(542)	(1,373)

Cash Flows from Financing Activities:
Treasury Stock Purchases	(367)	---
Principal Payments Under Long Term Debt Obligations	---	(3,411)
Dividends Paid	(4,061)	---

Net Cash Provided by (Used In) Financing Activities	(4,428)	(3,411)

Net Increase (Decrease) in Cash and Cash Equivalents	(3,853)	6,985

Translation effect on cash	(428)	557
Cash and Cash Equivalents - Beginning of Period	17,424	9,882

Cash and Cash Equivalents - End of Period	$13,143	$17,424
	======	======

Schedule of Non-cash Financing Activities
Accrual of dividend declared	$7,092	$4,061
	=====	=====
	$7,092	$4,061

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND CONSOLIDATION

Description of Business

The accompanying consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). The Company’s audited consolidated financial statements for the year ended December 31, 2007 have been prepared in accordance with generally accepted accounting principles, and with the instructions of Form 10-K and Article 10 of Regulation S-X. Operations at Omega Flex Limited, our United Kingdom subsidiary, which in previous years were consolidated on a one-month lag have been adjusted to a December 31 year-end in 2007. The impact of eliminating the one-month lag on prior period financial statements was insignificant. All material inter-company accounts and transactions have been eliminated in consolidation.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition and related sales incentives, accounts receivable valuations, inventory valuations, goodwill valuation, and accounting for income taxes. Actual amounts could differ significantly from these estimates.

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

Inventories

Inventories are valued at the lower of cost or market. Cost of inventories are determined by the first-in, first-out (FIFO) method. The Company generally considers inventory quantities beyond two-years’ usage, measured on a historical usage basis, to be excess inventory and reduces the gross carrying value of inventory accordingly.

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

Excess of Cost Over Net Assets of Acquired Companies (Goodwill)

In accordance with FAS 142, the Company ceased recording amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002. The Company performed annual impairment tests in accordance with FAS 142 as of December 31, 2006 and December 31, 2007 which analyses indicated in all cases no impairment of goodwill.

Advertising Expense

Advertising costs are charged to operations as incurred. Such charges aggregated $610 and $464, for the years ended December 31, 2007, and 2006, respectively.

Research and Development Expense

Research and development expenses are charged to operations as incurred. Such charges aggregated $1,121, and $703, for the years ended December 31, 2007 and 2006, respectively and are included in Engineering expense in the accompanying financial statements.

Shipping Costs

Shipping costs are included in selling expense on the Statement of Operations. The expense relating to shipping was $1,978 in 2007 and $2,066 in 2006.

Provision for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on any known collection issues, historical experience, and other currently available evidence. Due to a viable customer base and strong credit policies the Company had recognized only nominal expenses with regard to uncollectible accounts for the years ended December 31, 2007 and 2006. In regards to identifying uncollectible accounts, the Company reviews an Aging report on a consistent basis to determine past due accounts and charges off those accounts that are deemed uncollectible once all collection efforts have been exhausted.

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

Under the provisions of SFAS 123R, the Company recognizes the estimated fair value of stock based compensation in the consolidated statement of operations over the requisite service period of each option granted. Under the modified prospective application method of SFAS 123R, the Company applies the provisions of SFAS 123R to all awards granted or modified after January 1, 2006, as well as any unvested awards outstanding on January 1, 2006. The Company had no stock options outstanding at December 31, 2006 and made no option grants during 2007 and 2006.

During 2006, the Company established the Omega Flex, Inc. 2006 Phantom Stock Plan as described in detail in Note 11 under the caption “Stock Based Plans”. In accordance with SFAS 123R, the Company recorded compensation expense of approximately $15 in 2007 related to the Phantom Stock Plan.

Currency Translation

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates prevailing on the balance sheet date. The Statement of Operations is translated into U.S. dollars at average exchange rates. Adjustments resulting from the translation of financial statements are excluded from the determination of income and are accumulated in a separate component of shareholders’ equity. Exchange gains and losses resulting from foreign currency transactions (excluding long-term inter-company receivables) are included in operations (other income (expense)) in the period in which they occur.

Income Taxes

The Company accounts for federal tax liabilities in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under this method the Company recorded tax expense and related deferred taxes and tax benefits.

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

Other Comprehensive (Loss) Income

For the years ended December 31, 2007 and 2006, respectively, the components of Other Comprehensive (Loss) Income consisted solely of foreign currency translation adjustments.

Significant Customer

One customer accounted for approximately 19% of Sales in 2007 and 17% of Accounts Receivable at December 31, 2007. One customer represented 18% of Sales in 2006 and 14% of Accounts Receivable at December 31, 2006.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2008. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company believes that this new pronouncement will not have any significant impact on the Company’s financial statements in future periods.

In December 2007, the FASB issued SFAS No. 141 (R) “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company believes that this new pronouncement will have an impact on our accounting for future business combinations once adopted, but the effect is dependent upon the acquisitions that are made in the future.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to the 2007 presentation.

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

At the effective date of the Spin-Off, Mestek was indebted to the Company in the amount of $3,250 which was converted on the effective date of the Spin-Off to a 3-year note receivable from Mestek bearing interest at 100 basis points above the then prevailing 3-year US Treasury note yield at approximately 5%. The principal balance of the Note at December 31, 2007 and December 31, 2006 remained $3,250. The interest income recorded on the note was approximately $163 for both 2007 and 2006.

In connection with the Mestek Note, on October 19, 2007 the Company entered into a Subordination Agreement with Bank of America, N.A. Under the Agreement, Mestek shall be permitted to repay any regularly scheduled payment of the subordinated debt to the Company provided that, at the time of repayment there exists no event of default under the terms of Mestek’s loan agreement with Bank of America, or an instance of insolvency or bankruptcy. If Mestek were to default under its loan agreement with Bank of America, or if it became insolvent, then the Company’s rights to collect the amounts due under the Mestek Note would become subordinate to the rights of Bank of America under its loan agreement with Mestek.

4. INVENTORIES

Inventories consisted of the following at December 31:

	2007	2006
	(in thousands)

Finished Goods	$7,150	$5,940
Raw Materials	3,417	2,209

Total Inventory, Net	$10,567	$8,149
	======	=====

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2007	2006	Depreciation and Amortization Est. Useful Lives
	(in thousands)

Land	$538	$538
Buildings	4,141	4,141	39 Years
Leasehold Improvements	249	39	3-10 Years
Equipment	7,808	7,476	3-10 Years
	12,736	12,194
Accumulated Depreciation	(5,987)	(5,489)
	$6,749	$6,705
	=====	=====

The above amounts include approximately $134 at December 31, 2007 and $1,161 at December 31, 2006 in assets that had not yet been placed in service by the Company. No depreciation was recorded in the related periods for these assets.

Depreciation and amortization expense was approximately $498 and $417 for the years ended December 31, 2007 and 2006, respectively.

6. DEBT

Long-term Debt:

The Company did not have any Long-term debt at December 31, 2007 or 2006.

On April 27, 2006, the Company’s subsidiary Exton Ranch, Inc. paid the entire outstanding principal balance (and accrued interest) of the $3.348 million Mortgage Note that was obtained from Sovereign Bank in 2004 to purchase the Company’s main facility in Exton, Pennsylvania.

Cash paid for interest was $0 and $78 during the years ended December 31, 2007 and 2006, respectively.

On September 4, 2007, the Company entered into a Revolving Line of Credit Note and a Loan Agreement with Sovereign Bank, N.A., whereby the company established a line of credit facility for a one-year duration, and in the maximum amount of $7,500. The loan agreement provides for the payment of any loan under the agreement at a rate that is either prime rate less 1%, or LIBOR rate plus 1%. As of December 31, 2007, the Company does not have any loans or loan balances outstanding under the loan agreement.

7. SHAREHOLDERS’ EQUITY

As of December 31, 2007 and December 31, 2006, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share. The Company had 10,128,516 and 10,153,633 shares issued and outstanding at December 31, 2007 and 2006, respectively.

On December 11, 2006, the Board of Directors authorized a special dividend of $0.40 per share to all shareholders of record as of January 2, 2007, and payable as soon as practicable. The payment in the amount of $4,061 was subsequently paid on January 16, 2007. No dividends were paid during 2006.

On December 11, 2007, the Board authorized a special dividend of $0.70 per share to all Shareholders of record as of January 3, 2008, which was subsequently paid on January 16, 2008 in the amount of $7,092.

Our future decisions concerning the payment of dividends on our common stock will depend upon our results of operations, financial condition and capital expenditure plans, as well as such other factors as the Board of Directors, in its sole discretion, may consider relevant.

On September 12, 2007, the Company announced that its Board of Directors has authorized the purchase of up to $5,000 of its common stock. The purchases may be made from time-to-time in open market or in privately negotiated transactions, depending on market and business conditions, within the next 24 months. The Board retained the right to cancel, extend, or expand the share buyback program, at any time and from time-to-time. During the fourth quarter of 2007, the Company purchased 25,117 shares for $367.

8. INCOME TAXES

Income tax expense consisted of the following:

	2007	2006
	(in thousands)
Federal Income Tax:
Current	$1,411	$5,282
Deferred	2,240	(2,830)
State Income Tax:
Current	178	813
Deferred	336	(429)
Foreign Income Tax:
Current	763	---
Deferred	198	226
Income Tax Expense	$5,126	$3,062
	=====	=====

Pre-tax income included foreign income of $2,125 and $812 in 2007 and 2006, respectively.

Total income tax expense differed from “statutory” income tax expense, computed by applying the U.S. federal income tax rate of 35% to earnings before income tax, as follows:

	2007	2006
	(in thousands)

Computed “statutory” income tax expense	$4,833	$2,879
State income tax, net of federal tax benefit	334	229
Foreign tax rate differential	(127)	(58)
Non-Cash Compensation Expense – permanent difference	---	---
Other - net	86	12
Income Tax Expense	$5,126	$3,062
	=====	=====

A deferred income tax (expense) benefit results from temporary timing differences in the recognition of income and expense for income tax and financial reporting purposes. The components of and changes in the net deferred tax assets (liabilities) which give rise to this deferred income tax (expense) benefit for the years ended December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
	(in thousands)

Current Deferred Taxes:
Compensated Assets	$96	$101
Inventory Valuation	293	312
Accounts Receivable Valuation	47	27
Legal Reserves	852	2,458
Other	157	124
Prepaid Expenses	(266)	(175)
Total Current	$1,179	$2,847
	=====	=====

Long Term Deferred Taxes:
Legal Reserves	0	$765
Foreign Tax Operating Loss	0	24
FIN 48 Asset	34	0
Depreciation and Amortization	(1,250)	(935)
Total Long Term	($1,216)	($146)

Total Deferred Tax Liability	($37)	$2,701
	===	=====

At December 31, 2007, the Company has utilized all of its loss carry forwards in the United Kingdom.

Management believes it is more likely than not that the Company will have sufficient taxable income when these timing differences are reversed and that the deferred tax asset will be realized and accordingly no valuation allowance is deemed necessary.

Cash paid for taxes in 2007 amounted to $3,450.

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

As of January 1, 2007, the Company has provided a liability of $546 for unrecognized tax benefits related to various federal and state income tax matters. Of this amount, the amount that would impact the Company’s effective tax rate, if recognized, is $500. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by the federal tax benefit of state income tax items of $64. The reserve has increased by $18 in the twelve-months ended December 31, 2007.

The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

The Company is currently subject to audit by the Internal Revenue Service for the calendar years ended 2005 and 2006. The Company and its Subsidiaries state income tax returns are subject to audit for the calendar years ended 2003 through 2006.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year:

Beginning Uncertain Tax Benefits	$500,000
Current Year – Increases	None
Current Year – Decreases	None
Current Year – Interest/Penalties	None
Settlements	None
Expire Statutes	None
Ending Uncertain Tax Benefits	$500,000

9. LEASES

In the United Kingdom the Company leases a facility in Banbury, which serves sales, warehousing and operational functions. The lease in Banbury was effective April 1, 2006 and has a 6.5 year term with an option to renew. Prior to that, the Company leased office space in High Wycombe near London.

The Company sublet office space in Westfield, MA from a related party, Mestek, Inc., in 2006 and 2007 through the termination of the lease on July 31, 2007. After July 31, 2007 the Company leased office space in Middletown, CT for approximately $7 a month. The Company also leased warehouse space in Downingtown, PA on a month-to-month basis in both 2006 and 2007.

Rent expense for operating leases was approximately $541 and $380 for the years ended December 31, 2007, and 2006, respectively.

Future minimum lease payments under non-cancelable leases as of December 31, 2006 are as follows:

Year Ending December 31,	Operating Leases
(in thousands)

2008	$518
2009	518
2010	527
2011	538
2012	297
Thereafter	0

Total Minimum Lease Payments	$2,398
=====

10. EMPLOYEE BENEFIT PLANS

Defined Contribution and 401-K Plans

The Company maintains a qualified non-contributory profit-sharing plan covering all eligible employees. Contributions to the plan charged to expense were approximately $214 and $199, for the years ended December 31, 2007 and 2006, respectively.

Contributions to the Plan are defined as three percent (3%) of gross wages up to the current Old Age, Survivors, and Disability (OASDI) limit and six percent (6%) of the excess over the OASDI limit, subject to the maximum allowed under the Employee Retirement Income Security Act (ERISA). The plan’s vesting terms fully vest participants over six years.

The Company also maintains a savings & retirement plan qualified under Internal Revenue Code Section 401(k) for all employees. Employees are eligible to participate in the Plan the first day of the month following date of hire. Participants may elect to have up to fifty percent (50%) of their compensation withheld, up to the maximum allowed by the Internal Revenue Code. After completing (1) year of service, the Company contributes an additional amount equal to 25% of all employee contributions, up to a maximum of 6% of an employee’s gross wages. Contributions are funded on a current basis. Contributions to the Plan charged to expense for the years ended December 31, 2007 and 2006 were approximately $67 and $61, respectively. The Company contribution vesting terms fully vest participants over six years.

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

Under the Settlement Agreement, the Company agreed to pay the value of each payment voucher redeemed by a class member for the installation of a lightning protection system or bonding and grounding of the Company’s CSST product. The amount of the voucher is dependent on the geographical area in the United States where the building is located and the size of the heated or air-conditioned area of the building, as set forth in the Settlement Agreement. The Company also agreed to pay a fixed amount of administrative expenses in providing notice to the class, and establishing and operating a claim system under which class members may obtain information, submit claims, and have claims processed. Finally, the Company agreed to pay attorneys’ fees to the Class Counsel to resolve this matter.

The Company cannot determine the exact amount for which it may be liable for the costs of the payment vouchers tendered under the claim program, because of the number of unknown variables associated with this liability, including; the number of buildings in the United States that contain the Company’s CSST product; the number of payment vouchers that are properly and timely submitted by claimants; the extent to which vouchers are for lightning protection systems or for bonding and grounding; the geographical location of the building within the United States; and the size of the building in which the CSST is located. However, the Company estimated that the total amount of the liability relating to the settlement of the litigation would fall within a range of approximately $8,810 and $10,200. Thus far the Company has paid approximately $6,571 related to the Settlement with a remaining liability of $1,239 allocated as a Short-Term Liability and $1,000 recorded as Long-Term. This amount is based on currently available information and certain estimates and judgments, and is subject to revision as actual claims are received, and a claim history is established. In addition, there is a $33 current liability for legal services related to the Settlement. As of December 31, 2007, the third party administrator of the settlement program has received 756 claims relating to the Company’s products in connection with the Settlement.

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

The Company has entered into salary continuation agreements with two employees, which provide for monthly payments to each of the employee or his designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1 per month to $3 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65. The agreements also provide for survivorship benefits if the employee dies before attaining age 65; and severance payments if the employee is terminated without cause, the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments is included in Other Long-Term Liabilities, which amounts to $312 for December 31, 2007 and $268 for December 31, 2006, respectively. The Company has obtained and is the beneficiary of three whole life insurance policies in respect of the two employees discussed above, and one other policy. The cash surrender value of such policies (included in Other Assets) amounts to $521 at December 31, 2007 and $448 at December 31, 2006, respectively.

The Company entered into a Separation Agreement and General Release with Duane E. Shooltz, formerly the general manager of the Company’s TracPipe® business. The agreement became effective on October 8, 2007. Under the agreement, Mr. Shooltz will receive $172, to be paid in 39 equal weekly payments beginning on October 8, 2007. The Company recorded a charge for the full $172 in the fourth quarter of 2007, relating to the Separation Agreement.

Contingencies:

The Company retains significant obligations under its commercial insurance policies for losses occurring in the policy years in which it was a subsidiary of Mestek, Inc. For the policy year ending October 1, 2004, the Company retained liability for the first $2,000 per occurrence of commercial general liability claims (including product liability claims), subject to an agreed aggregate. In addition, for 2004 the Company retained liability for the first $250 per occurrence of workers compensation coverage, subject to an agreed aggregate. However, for policy years beginning on July 22, 2005 (the effective date of the Spin-Off), the Company retained liability for a maximum of $50 per occurrence of commercial liability claims (including products liability claims), subject to an agreed aggregate, and the Company is insured on a ‘first dollar’ basis for workers’ compensation subject to statutory limits.

Prior to the Spin-Off, the Company self-insured a substantial portion of the health benefits provided for its employees, and maintained reserves in this regard and relied upon a recognized actuarial consulting firm to help it set and maintain these reserves. After the Spin-Off, the Company’s liability is limited to $30 per case and an aggregate of $620 annually.

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

The Units are granted to participants upon the recommendation of the Company’s CEO, and the approval of the compensation committee. Each of the Units that are granted to a participant will be initially valued by the compensation committee, and at a minimum, the Unit’s value will be in an amount equal to the closing price of the Company’s common stock on the grant date. The Units have a vesting schedule, with a maximum vesting schedule of 3 years after the grant date. Upon vesting, the Units represent a contractual right to the payment of the value of the Unit. The Units will be paid on their maturity date, which is a maximum of one year after all of the Units granted in a particular award have fully vested. The amount to be paid to the participant on the maturity date is dependant on the type of Unit granted to the participant. The Units may be Full Value, in which the value of each Unit at the maturity date, will equal the closing price of the Company’s common stock as of the maturity date; or Appreciation Only, in which the value of each Unit at the maturity date will equal to the closing price of the Company’s common stock at the maturity date minus the closing price of the Company’s common stock at the grant date.

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

Grants of Phantom Stock Units. On December 11, 2006, the Company granted 2,420 Full Value Units with a face value of $50 (fair value at the grant date of approximately $46). On March 5, 2007, the Company granted an additional 3,178 Full Value Units with a face value of $70 (fair value at the grant date of approximately $65). In both cases, the grant price was equal to the closing price of the Company’s common stock at the grant date. Since the Plan came into existence in 2006, there are no outstanding Units relating to periods prior to 2006.

The Company uses the Black-Scholes option pricing model as its method for determining fair value of the Units. The Company uses the straight-line method of attributing the value of the stock-based compensation expense relating to the Units. The compensation expense (including adjustment of the liability to its fair value) from the Units is recognized over the service or vesting period of each grant or award.

Statement 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately to vest. Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience. As of October 8, 2007, in connection with an officer’s resignation, a total of 2,874 unvested units were forfeited, however; based on an analysis of the Company’s historical data, which has limited experience related to any stock based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense for December 31, 2007.

The fair value of the Units granted through the year ended December 31, 2007 using the Black-Scholes option-pricing model, uses the following assumptions:

Year Ended December 31,	Expected Term	Expected Volatility Factor	Expected Dividend Amount	Risk-Free Interest Rate
2006	4.5	96.46%	1.93%	4.50%
2007	4.0	111.00%	1.93%	4.46%

The Company has elected to use the “Simplified” method for calculating the Expected Term in accordance with SAB 107, and has opted to use the Expected Dividend Amount rather than an Expected Dividend Yield.

The following table summarizes information about phantom stock the Units outstanding at December 31, 2007:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Outstanding at December 31, 2006	2,420	$18.94
Granted	3,178	$20.38
Vested	(---)	($---)
Forfeited	2,874	$19.18
Canceled	(---)	($---)

Outstanding at December 31, 2007	2,724	$20.38

Phantom Stock Unit Awards Expected to Vest	2,724	$20.38

At December 31, 2007, none of the Units have vested. The Units granted are expected to vest in three-year intervals, subject to earlier termination or forfeiture.

As of December 31, 2007, the unrecognized compensation costs related to Plan Units vesting will be primarily recognized over a period of approximately 3 years.

Fiscal year ending	2008	2009	2010	Total

Compensation Expense	$19	$19	$3	$41

The Units outstanding and exercisable at December 31, 2007 were in the following exercise price ranges:

		Units Outstanding

Year	Range of Exercise Price	Number of Units Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

2007	$22.02	2,724	2.17	$20.38	---

		Units Exercisable

Year	Range of Exercise Price	Number of Units Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Aggregate Intrinsic Value

2007	$22.02	---	2.17	$20.38	---

14.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Mestek, Inc.

The Company historically had related party transactions with Mestek, Inc., its 86% shareholder and parent prior to the Spin-Off. The Company relied on Mestek for various services including legal, treasury, tax, employee benefits, insurance, executive oversight and corporate office space. The Company’s Financial Statements include charges for these services of $19 in 2007 and $63 in 2006. Effective with the date of the “Spin-Off”, these costs include only costs related to financial services, taxation and building rental. As of July 1, 2007, all services provided by Mestek were terminated.

15. SUBSEQUENT EVENTS

On February 4, 2008, the Company reached an agreement for final payment relating to the class action settlement described in detail in Note 11, Commitments and Contingencies. This final payment, which was made on March 3, 2008, in the amount of $1,850, represents the $1,000 current portion due as previously disclosed, and the remaining $1,000 long-term portion which was due in March of 2009, less a $150 (15%) reduction resulting from early payment. The Company’s remaining obligations under the settlement relate only to the funding of claims made to the settlement administrator, which we have previously estimated at about $210.

Item 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING FINANCIAL DISCLOSURE

None

Item 9A(T) – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

We evaluated, under the supervision and with the participation of the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended as of December 31, 2007, the end of the period covered by this report on Form 10K. Based on this evaluation, our Chief Executive Officer (principal executive officer), our Chief Financial Officer (principal financial officer) and Principal Accounting Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to management, including the chief executive officer, chief financial officer and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)	Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act and is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its evaluation, our management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(c) Remediation of Control Deficiency.

As of December 31, 2007 and in conjunction with our initial control assessment, we modified our accounting for certain inter-company and foreign currency transactions to appropriately account for and classify the results of these transactions. The impact on current and prior period reporting was not material. The Company has implemented required changes to its controls and procedures.

(d) Changes in Internal Control over Financial Reporting.

There were no changes on our internal control over financial reporting during the most recent quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As noted above, we did modify certain controls and procedures related to an identified deficiency.

Item 9B – OTHER INFORMATION

All matters required to be disclosed on Form 8-K during our fiscal 2007 fourth quarter have been previously disclosed on a Form 8-K filed with the Securities and Exchange Commission.

PART III

With respect to items 10 through 14, the Company will file with the Securities and Exchange Commission, within 120 days of the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14A.

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of the Company will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 3, 2008, under the caption “Current Directors and Nominees for Election – Background Information”, and to the extent required and except as set forth therein, is incorporated herein by reference.

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

Item 11 - EXECUTIVE COMPENSATION

Information regarding executive compensation will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 3, 2008, and under the caption “Executive Compensation” to the extent required and except as set forth therein, is incorporated herein by reference.

The report of the Compensation Committee of the Board of Directors of the Company shall not be deemed incorporated by reference by any general statement incorporating by reference the proxy statement into any filing under the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under such Act.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management as well as information regarding equity compensation plans and individual equity contracts or arrangements will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 3, 2008, under the caption “Security Ownership of Certain Beneficial Owners and Management”, and to the extent required and except as set forth therein, is incorporated herein by reference.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 3, 2008, under the caption “Certain Relationships and Related Transactions” and to the extent required and except as set forth therein, is incorporated herein by reference.

Item 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding financial accounting fees and services will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 3, 2008, under the caption “Principal Accounting Fees and Services”, and to the extent required, and except as set forth therein, is incorporated herein by reference.

PART IV

Item 15 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Form 10-K:

1.	All financial statements. See Index to Consolidated Financial Statements on page 53 of this Form 10-K.

2.	Financial Statement Schedules. None Required.

3.	Exhibits. See Index to Exhibits.

INDEX

Pages of
this report

Reports of Independent Registered Public Accounting Firms	Page 28

Financial Statements:

(a)(1) Consolidated Balance Sheets as of December 31, 2007 and 2006	Page 29

Consolidated Statements of Operations for the Years Ended December 31, 2007, and 2006	Page 30

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for the Years Ended December 31, 2007 and 2006	Page 31

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006	Page 32

Notes to the Consolidated Financial Statements	Pages 33 through 47

(a)(2) Financial Statement Schedules

All other financial statement schedules required by Item 14(a)(2) have been omitted because they are inapplicable or because the required information has been included in the Consolidated Financial Statements or notes thereto.

(a)(3)	Exhibits

The Exhibit Index is set forth on Pages 54 and 55. No annual report to security holders as of December 31, 2007 has been sent to security holders and no proxy statement, form of proxy or other proxy soliciting material has been sent by the registrant to more than ten of the registrant’s security holders with respect to any annual or other meeting of security holders held or to be held in 2007. Such annual report to security holders, proxy statement or form of proxy will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

EXHIBIT INDEX

Those documents followed by a parenthetical notation are incorporated herein by reference to previous filings with the Securities and Exchange Commission as set forth below.

Exhibit No.	Description	Reference Key
**********	**********	**********
3.1	Articles of Incorporation of Omega Flex, Inc., as amended	(A)

3.2	Amended and Restated By-laws of Omega Flex, Inc.	(A)

10.1	Indemnity and Insurance Matters Agreement dated July 29, 2005 between Omega Flex, Inc. and Mestek, Inc.	(A)

10.2	Form of Indemnification Agreements entered into between Omega Flex, Inc. and its Directors and Officers and the Directors of its wholly-owned subsidiaries.	(A)

10.3	Schedule of Directors/Officers with Indemnification Agreement	(A)

10.4	Tax Responsibility Allocation Agreement dated July 29, 2005 between Omega Flex, Inc. and Mestek, Inc.	(A)

10.5	Employment Agreement dated April 15, 1996 between Omega Flex, Inc. and Kevin R. Hoben	(A)

10.6	Employment Agreement dated April 22, 1996 between Omega Flex, Inc. and Mark F. Albino	(A)

10.7	Separation and Distribution Agreement dated July 29, 2005 between Omega Flex, Inc. and Mestek, Inc.	(A)

10.8	Transitional Services Agreement dated July 29, 2005 between Omega Flex, Inc. and Mestek, Inc.	(B)

10.9	Shareholders Agreement dated July 1, 1996	(B)

10.10	Promissory Note dated July 29, 2005 by Mestek, Inc. payable to Omega Flex, Inc. in the principal amount of $3,249,615.63.	(B)

10.11	Executive Salary Continuation Agreement	(C)

10.12	Separation Agreement and Release dated October 1, 2007 between Omega Flex, Inc. and Duane E. Shooltz.	(D)

10.13	Phantom Stock Plan dated December 11, 2006.	(E)

10.14	Form of Phantom Stock Agreement entered into between Omega Flex, Inc. and its directors, officers and employees, except as set forth in the attached schedule.	(E)

10.15	Schedule of Phantom Stock Agreements between Omega Flex, Inc. and its directors and executive officers.

14.1	Code of Business Ethics	(A)

21.1	List of Subsidiaries	(A)

23.1	Consent of Vitale, Caturano & Company, Ltd.

31.1	CEO Certification

31.2	CFO Certification

31.3	PAO Certification

32.1	906 CEO, CFO and PAO Certifications

99.1	Information Statement	(A)

99.2	Corporate Governance Guidelines	(A)

Reference Key

(A)	Filed as an Exhibit to the Registration Statement on Form 10-12G filed on June 22, 2005.

(B)	Filed as an Exhibit to the Registration Statement on Form 10-12G/A filed on July 19, 2005.

(C)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 31, 2006.

(D)	Filed as an Exhibit to the Quarterly Report on Form 10-Q filed November 13, 2007.

(E)	Filed as an Exhibit to the Annual Report on Form 10-K filed April 2, 2007.

Each management contract or compensatory plan or arrangement to be filed as an exhibit to this report pursuant to item 15 is listed in Exhibit numbers 10.1, 10.2 and 10.5.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA FLEX, INC.

Date: March 28, 2008	By:	/S/ Kevin R. Hoben
Kevin R. Hoben, President and
Chief Executive Officer

Date: March 28, 2008	By:	/S/ E. Lynn Wilkinson
E. Lynn Wilkinson, Vice President Finance,
Chief Financial Officer

Date: March 28, 2008	By:	/S/ Paul J. Kane
Paul J. Kane,
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2008	By:	/S/ Mark F. Albino
Mark F. Albino, Director

Date: March 28, 2008	By:	/S/ Lawrence Cianciolo
Lawrence Cianciolo, Director

Date: March 28, 2008	By:	/S/ David K. Evans
David K. Evans, Director

Date: March 28, 2008	By:	/S/ David W. Hunter
David W. Hunter, Director

Date: March 28, 2008	By:	/S/ Bruce C. Klink
Bruce C. Klink, Director

Date: March 28, 2008	By:	/S/ John E. Reed
John E. Reed, Director

Date: March 28, 2008	By:	/S/ Stewart B. Reed
Stewart B. Reed, Director

Date: March 28, 2008	By:	/S/ Edward J. Trainor
Edward J. Trainor, Director