Form 10-Q
period 2008-03-31
Omega Flex, Inc.
filed 2008-05-14
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                        Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange. (Check one):

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

The number of shares of the registrant’s common stock issued and outstanding as of April 30, 2008 was 10,106,408.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2008

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1 – Financial Statements

Condensed consolidated balance sheets at March 31, 2008 (unaudited)
and December 31, 2007 (audited)	3

Condensed consolidated statements of operations for the
three-months ended March 31, 2008 and 2007 (unaudited)	4

Condensed consolidated statements of cash flows for the
three-months ended March 31, 2008 and 2007 (unaudited)	5

Notes to the condensed consolidated financial statements (unaudited)	6

Item 2- Management's Discussion and Analysis of Financial Condition
and Results of Operations	16

Item 3 – Quantitative and Qualitative Information About Market Risks	23

Item 4 – Controls and Procedures	23

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	23

Item 4 – Submission of Matter to a Vote of the Security Holders	24

Item 5 – Material Definitive Agreement with Executive Officer	24

Item 6 - Exhibits	25

SIGNATURE	26

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31
	2008	2007
	(unaudited)
	(Dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$ 3,924	$13,143
Accounts Receivable - less allowances of
$137 and $137, respectively	9,515	10,132
Inventories	10,347	10,567
Note Receivable from former Parent Company	3,250	3,250
Other Current Assets	1,779	1,884

Total Current Assets	28,815	38,976

Property and Equipment - net	6,705	6,749
Goodwill	3,526	3,526
Other Long Term Assets	520	521

Total Assets	$39,566	$49,772
	======	======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,287	$1,486
Accrued Compensation	871	2,692
Accrued Commissions & Sales Incentives	1,884	3,032
Accrued Legal Settlement and Related Costs	253	1,272
Dividends Payable	---	7,092
Other Liabilities	2,761	2,423

Total Current Liabilities	7,056	17,997

Long-Term portion of Accrued Legal Settlement	---	1,000
Other Long-Term Liabilities	2,114	2,107

Total Liabilities	9,170	21,104

Minority Interests	142	129

Shareholders' Equity:
Common Stock – par value $0.01 Share: authorized 20,000,000 Shares: 10,106,408 and 10,128,516 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	102	102
Paid in Capital	11,032	11,372
Retained Earnings	18,721	16,651
Accumulated Other Comprehensive Income	399	414

Total Shareholders' Equity	30,254	28,539

Total Liabilities and Shareholders’ Equity	$39,566	$49,772
	======	======
See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three-months ended March 31,
	2008	2007
	(Amounts in thousands, except earnings per Common Share)

Net Sales	$16,423	$17,331

Cost of Goods Sold	8,243	9,055

Gross Profit	8,180	8,276

Selling Expense	2,494	2,827
General and Administrative Expense	1,997	1,863
Legal Settlement and Related Costs	(106)	164
Engineering Expense	603	606

Operating Profit	3,192	2,816

Interest Income, Net	102	189
Other Income, Net	12	1

Income Before Income Taxes	3,306	3,006

Income Tax Expense	1,237	1,134

Net Income	$2,069	$1,872
	=====	=====

Basic Earnings per Common Share:
Net Income	$0.21	$0.18

Basic Weighted Average Shares Outstanding	10,113	10,154

Diluted Earnings per Common Share:
Net Income	$0.21	$0.18

Diluted Weighted Average Shares Outstanding	10,113	10,154

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

For the three-months ended
	March 31,
	2008	2007
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net Income	$2,069	$1,872
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	146	96
Non-Cash Compensation Expense	15	10
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	---	21
Change in Minority Interests	13	6
Changes in Assets and Liabilities:
Accounts Receivable	617	825
Inventory	220	(2,084)
Accounts Payable	(199)	1,525
Accrued Compensation	(1,821)	(1,633)
Accrued Legal Settlement and Related Costs	(2,019)	(5,983)
Other Liabilities	(844)	(3,320)
Other Assets	106	148

Net Cash (Used In) Operating Activities	(1,697)	(8,518)

Cash Flows from Investing Activities:
Capital Expenditures	(102)	(68)
Net Cash Used in Investing Activities	(102)	(68)

Cash Flows from Financing Activities:
Treasury Stock Purchase	(340)	---
Dividends Paid	(7,092)	(4.061)
Net Cash Used in Financing Activities	(7,432)	(4,061)

Net Increase (Decrease) in Cash and Cash Equivalents	(9,231)	(12,647)
Translation effect on cash	(12)	(3)
Cash and Cash Equivalents – Beginning of Period	13,143	17,424

Cash and Cash Equivalents – End of Period	$3,924	$4,774
	=====	=====

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollars in thousands except per share amounts)

(Unaudited)

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). The Company’s unaudited consolidated financial statements for the quarter ended March 31, 2008 have been prepared in accordance with generally accepted accounting principles, and with the instructions of Form 10-Q and Article 10 of Regulation S-X. All material inter-company accounts and transactions have been eliminated in consolidation. It is Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature or a description is provided for any adjustments that are not of a normal recurring nature.

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

Stock Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment SFAS 123R, the Company recognizes the estimated fair value of stock based compensation in the consolidated statement of operations over the requisite service period of each option granted. Under the modified prospective application method of SFAS 123R, the Company applies the provisions of SFAS 123R to all awards granted or modified after January 1, 2006, as well as any unvested awards outstanding on January 1, 2006. The Company had no stock options outstanding at December 31, 2007 and made no option grants during 2007 or 2008.

During 2006, the Company established the Omega Flex, Inc. 2006 Phantom Stock Plan as described in detail in Note 7 under the caption “Stock Based Plans”. In accordance with SFAS 123R, the Company recorded compensation expense of approximately $7 in 2008 related to the Phantom Stock Plan.

Currency Translation

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates prevailing on the balance sheet date. The Statement of Operations is translated into U.S. dollars at average exchange rates. Adjustments resulting from the translation of financial statements are excluded from the determination of income and are accumulated in a separate component of shareholders’ equity. Exchange gains and losses resulting from foreign currency transactions are included in operations (other income (expense)) in the period in which they occur.

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

Other Comprehensive (Loss) Income

For the quarters ended March 31, 2008 and 2007, respectively, the components of Other Comprehensive (Loss) Income consisted solely of foreign currency translation adjustments.

New Accounting Pronouncements

Effective January 1, 2008, the Company prospectively implemented the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” for financial assets and financial liabilities reported or disclosed at fair value. At March 31, 2008, there were no applicable financial assets or financial liabilities that required fair value measurements. Accordingly, the impact of adopting these SFAS 157 provisions on the Company’s financial statements had no material effect on the Company’s financial position, results of operations, or liquidity.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2, which delayed until the first quarter of 2009 the effective date of SFAS 157 provisions concerning non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. Also in February 2008, the FASB issued FSP No. 157-1 to exclude SFAS No. 13, “Accounting for Leases”, and its related interpretative accounting pronouncements from the scope of SFAS 157. The Company continues to evaluate the impact of these provisions, but does not anticipate that they will have a material effect on the Company’s financial position, results of operations, or liquidity.

The Company also adopted, effective January 1, 2008, the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115”. SFAS 159 provided an option to the Company to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value recognition may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any existing financial assets or liabilities under the provisions of SFAS 159. Accordingly, the impact of adopting these SFAS 159 provisions on the Company’s financial statements had no material effect on the Company’s financial position, results of operations, or liquidity.

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

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” which establishes the disclosure requirements for derivative instruments and for hedging activities. This Statement amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We do not expect adoption of SFAS 161 to have a material impact on the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to the 2008 presentation.

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

At the effective date of the Spin-Off, Mestek was indebted to the Company in the amount of $3,250 which was converted on the effective date of the Spin-Off to a 3-year note receivable from Mestek bearing interest at 100 basis points above the then prevailing 3-year US Treasury note yield at approximately 5%. The principal balance of the Note at March 31, 2008 and December 31, 2007 remained $3,250. The interest income recorded on the note was approximately $41 for the three months ended 2008 and 2007, respectively.

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

4. INVENTORIES

Inventories consisted of the following at March 31:

	2008	2007
	(unaudited)
	(dollars in thousands)

Finished Goods	$7,652	$7,150
Raw Materials	2,695	3,417

Total Inventory	$10,347	$10,567
	=====	=====

5. SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

As of March 31, 2008 and December 31, 2007, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share, and had 10,106,408 and 10,128,516 shares issued and outstanding, respectively.

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

On September 12, 2007, the Company announced that its Board of Directors has authorized the purchase of up to $5,000 of its common stock. The purchases may be made from time-to-time in open market or in privately negotiated transactions, depending on market and business conditions, within the next 24 months. The Board retained the right to cancel, extend, or expand the share buyback program, at any time and from time-to-time. During the first quarter of 2008, the Company purchased 22,108 shares for $340. Since inception, the Company has purchased in total 47,225 shares for approximately $700.

6. COMMITMENTS AND CONTINGENCIES

Commitments:

On September 5, 2006 the Company and other defendants entered into a Stipulation and Settlement Agreement with the Class Representatives and Class Counsel, to settle and resolve the allegations brought forth in the lawsuit titled Lovelis, et al. v. Titeflex Corp., Inc., et al. in the Arkansas Circuit Court, Clark County. Both the Company and the other defendants denied these allegations, and denied any wrongdoing or legal liability, but agreed to settle this matter to avoid further cost and the uncertainty and risk of the outcome of further litigation. Under the Settlement Agreement, the Company agreed to pay the value of each payment voucher redeemed by a class member for the installation of a lightning protection system or bonding and grounding of the Company’s CSST product. The amount of the voucher is dependent on the geographical area in the United States where the building is located and the size of the heated or air-conditioned area of the building. The Company also agreed to pay a fixed amount of administrative expenses and attorneys’ fees to the Class Counsel.

The Company cannot determine the exact amount for which it may be liable for the costs of the payment vouchers tendered under the claim program, because of the number of unknown variables associated with this liability. However, the Company estimated that the total amount of the liability relating to the settlement of the litigation would fall within a range of approximately $8,810 and $10,200. Thus far the Company has paid approximately $8,421 related to the Settlement with a remaining liability of $239 Short-Term Liability. This amount is based on currently available information and certain estimates and judgments, and is subject to revision as actual claims are received. In addition, there is a $14 current liability for legal services related to the Settlement. As of March 31, 2008, the third party administrator of the settlement program has received 775 claims relating to the Company’s products in connection with the Settlement.

Included in the payments noted above, and as indicated in Note 15 of the Company’s December 31, 2007 Form 10-K, on February 4, 2008, the Company reached an agreement for final payment relating to the class action settlement, excluding the outstanding vouchers. This final payment, which was made on March 3, 2008, in the amount of $1,850, represents the $1,000 current portion due as previously disclosed, and the remaining $1,000 long-term portion which was due in March of 2009, less a $150 (15%) reduction resulting from early payment.

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

The Company has entered into salary continuation agreements with two employees, which provide for monthly payments to each of the employee or his designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1 per month to $3 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65. The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause, the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments is included in Other Long-Term Liabilities, which amounts to $312 for March 31, 2008 and December 31, 2007, respectively. The Company has obtained and is the beneficiary of three whole life insurance policies in respect of the two employees discussed above, and one other policy. The cash surrender value of such policies (included in Other Assets) amounts to $521 at March 31, 2008 and December 31, 2007, respectively.

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

The Company’s liability is limited to $30 per case and an aggregate of $620 annually for health insurance.

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

Grants of Phantom Stock Units. As of December 31, 2007, the Company had 2,724 units outstanding, all of which were granted at Full Value. On March 6, 2008, the Company granted an additional 5,076 Full Value Units with a face value of $80 (fair value at grant date of approximately $70). In all cases, the grant price was equal to the closing price of the Company’s common stock at the grant date.

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

Statement 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately to vest. Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience. As of October 8, 2007, in connection with an officer’s resignation, a total of 2,874 unvested units were forfeited, however; based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense for March 31, 2008.

The fair value of the Units granted through the first quarter March 31, 2008 using the Black-Scholes option-pricing model, uses the following assumptions:

Year Ended December 31,	Expected Term	Expected Volatility Factor	Expected Dividend Amount	Risk-Free Interest Rate
2007	3.0	111.00%	1.93%	4.46%
2008	3.0	87.95%	4.27%	1.77%

The Company has elected to use the “Simplified” method for calculating the Expected Term in accordance with SAB 107, and has opted to use the Expected Dividend Amount rather than an Expected Dividend Yield.

The following table summarizes information about phantom stock the Units outstanding at March 31, 2008:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Outstanding at December 31, 2007	2,724	$20.38
Granted	5,076	$13.86
Vested	(---)	($---)
Forfeited	(---)	($---)
Canceled	(---)	($---)

Outstanding at March 31, 2008	7,800	$16.74

Phantom Stock Unit Awards Expected to Vest	7,800	$16.74

At March 31, 2008 none of the Units have vested. The Units granted are expected to vest in three year intervals, subject to earlier termination or forfeiture.

As of March 31, 2008, the unrecognized compensation costs related to Plan Units vesting will be primarily recognized over a period of approximately 3 years.

Fiscal year ending	2008	2009	2010	2011	Total

Compensation Expense	$38	$42	$26	$4	$110

The Units outstanding and exercisable at March 31, 2008 were in the following exercise price ranges:

		Units Outstanding

Year	Range of Exercise Price	Number of Units Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

2007	$22.02	2,724	1.92	$22.02	---
2008	$15.76	5,076	2.92	$15.76	5

		Units Exercisable

Year	Range of Exercise Price	Number of Units Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Aggregate Intrinsic Value

2007	$22.02	---	1.92	$22.02	---
2008	$15.76	---	2.92	$15.76	5

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

The Company’s business is controlled as a single operating segment that consists of the manufacture and sale of flexible metal hose and accessories. The Company’s products are concentrated in residential and commercial construction, and general industrial markets. The Company’s primary product line, flexible gas piping, is used for gas piping within residential and commercial buildings. Through its flexibility and ease of use with patented fittings distributed under the trademark AutoFlare®, the TracPipe® and CounterStrike® flexible gas piping systems allows users to substantially cut the time required to install the gas piping, as compared to traditional methods. Most of the Company’s products are manufactured at the Company’s Exton, Pennsylvania facility with a minor amount of manufacturing performed in the UK. A majority of the Company’s sales across all industries are generated through independent outside sales organizations such as sales representatives, wholesalers and distributors, or a combination of both. The Company has a broad distribution network in North America and to a lesser extent in other global markets.

CHANGES IN FINANCIAL CONDITION

(All dollars in thousands)

During 2008, the Company’s cash balance has decreased $9,219 from $13,143 at December 31, 2007 to $3,924 at March 31, 2008. Some of the major transactions that affected our cash balance were a $7,092 special dividend payment made on January 16, 2008, and a payment of $1,850 on March 3, 2008 to the Settlement Agreement as outlined in Note 15 of the year-end Form 10-K. Those payments were partially offset by cash generated from earnings for the year.

As discussed in Note 5, Shareholders’ Equity, in December of 2007 the Company declared a dividend, which amounted to $7,092. The Company subsequently paid the dividend on January 16, 2008.

RESULTS OF OPERATIONS

(All dollars in thousands)

Three-months ended March 31, 2008 vs. March 31, 2007

The Company reported comparative results from continuing operations for the three-month period ended March 31, 2008 and 2007 as follows:

	Three-months ended March 31,
	(in thousands)

	2008	2008	2007	2007
	($000)%		($000)%
Net Sales	$16,423	100.0%	$17,331	100.0%
Gross Profit	$ 8,180	49.8%	$ 8,276	47.8%
Operating Profits	$ 3,192	19.4%	$ 2,816	16.2%

The Company’s sales decreased $908 (5.2%) from $17,331 in the three-month period ended March 31, 2007 as compared to $16,423 in the three-month period March 31, 2008.

Revenue for the three-months ended March 31, 2008 reflects continued weakness in the residential construction industry, which was offset somewhat by gains in market share in residential, non-residential and international construction markets. Overall volume for the quarter was down 18.1% compared to the prior year quarter.

The Company’s gross profit margins increased from 47.8% in the three-month period ended March 31, 2007 to 49.8% in the three-month period ended March 31, 2008. The increase in margin is primarily the result of a decrease in the cost of the Company’s primary raw materials during the quarter; in particular stainless steel combined with strategic price increases implemented in the last half of 2007, and other manufacturing efficiences.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $2,827 and $2,494 for the three months ended March 31, 2007 and 2008, respectively. The reduction was largely attributable to decreases in commissions and freight related to sales volume. Sales expense as a percentage of sales decreased from 16.3% for the three-months ended March 31, 2007 to 15.2% for the three-months ended March 31, 2008.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $1,863 and $1,997 for the three months ended March 31, 2007 and 2008, respectively. The $134 increase in expenses is mostly attributable to an increase in staffing related expenses, and consulting fees. For the preceding reasons, general and administrative expense, as a percentage of sales, increased from 10.7% for the three months ended March 31, 2007 to 12.2% for the three months ended March 31, 2008.

Legal Settlement and Related Costs. Legal charges related to the Arkansas litigation in the three months of 2007 and 2008, were $164 and ($106), respectively. The Company recognized a $150 reduction in legal costs in 2008 due to the early class action settlement payment in March of 2008 as disclosed in Note 6, Commitments and Contingencies. The majority of the costs associated with this litigation are behind the Company.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $606 and $603 for the three months ended March 31, 2007 and 2008 respectively. Accordingly, engineering expenses as a percentage of sales were in line with the prior year at 3.5% for the three months ended March 31, 2007 and 3.7% for the three months ended March 31, 2008.

Reflecting all of the factors mentioned above, Operating Profit margins increased $376 from a profit of $2,816 in the three-month period ended March 31, 2007 to a profit of $3,192 in the three-month period ended March 31, 2008.

Interest Income-Net. Interest income-net includes interest income on the note receivable from Mestek and interest income on our interest-bearing investments.

Other Income-Net. Other Income-net primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our U.K. subsidiary.

Income Tax Expense. The Company’s effective tax rate in 2008 approximates the 2007 rate and does not differ materially from expected statutory rates.

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

Goodwill and Intangible Assets

In accordance with FAS 142, the Company ceased recording amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002. The Company performed its annual impairment test in accordance with FAS 142 as of December 31, 2007 which indicated no impairment of goodwill.

Product Liability Reserves

As explained more fully under Contingencies, the Company retains liability for the first $50 of product liability claims. To date, the Company has not experienced a meaningful product failure rate.

Workers Compensation Claims Reserves

The Company is insured on a ‘first dollar’ basis for workers compensation.

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

LIQUIDITY AND CAPITAL RESOURCES

(All amounts in thousands except share amounts)

Three Months ended March 31, 2008

As of March 31, 2008, we had $3,924 in consolidated cash, cash equivalents and short-term investments, which is $9,219 less than at December 31, 2007, mostly resulting from cash payments of $7,092 for a special dividend, and $1,850 related to the Legal Settlement discussed in Note 6. The decrease was partially offset by cash generated from earnings for the year.

Operating Activities

Cash used in operations for the first three months of 2008 was $1,697 compared with $8,514 used in the first three months of 2007, a $6,817 decrease. The most significant component was the $1,850 and $6,000 payments related to the Legal Settlement made in the first three months of 2008 and 2007, respectively.

Investing Activities

Capital spending was $102 and $68 in the first quarters ended March 31, 2008 and March 31, 2007, respectively.

Financing

Cash used in financing activities during the first three months of 2008 was $7,432 compared with $4,061 used in the first three months of 2007. The most significant component for the first three months of 2008 was the $7,092 related to the special dividend.

On September 12, 2007, the Company announced that its Board of Directors has authorized the purchase of up to $5,000 of its common stock. The purchases may be made from time-to-time in open market or in privately negotiated transactions, depending on market and business conditions, within the next 24 months. The Board retained the right to cancel, extend, or expand the share buyback program at any time and from time-to-time. During the first quarter of 2008, the Company had purchased 22,108 shares of treasury stock for $340.

The Company entered into a Revolving Line of Credit Note and a Loan Agreement with Sovereign Bank, N.A., whereby the Company established a line of credit facility for a one-year duration, and in the maximum amount of $7,500. The loan agreement provides for the payment of any loan under the agreement at a rate that is either prime rate less 1% or LIBOR rate plus 1%. As of March 31, 2008 the Company does not have any loans or loan balances, under the loan agreement.

The Company believes its liquidity position as of March 31, 2008 is fully adequate to meet foreseeable future needs and that the Company will possess adequate cash reserves to meet its day-to-day needs including any acquisitions or capital expenditures or stock repurchases it can reasonably foresee at this time.

CONTINGENT LIABILITIES AND GUARANTEES

See Note 6 to the Company’s financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Item 7 of the Company’s 2007 year-end Form 10-K under the caption “Tabular Disclosure of Contractual Obligations and Off-Balance Sheet Arrangements”.

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

At the end of the fiscal first quarter of 2008, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission. The Company’s management, including the chief executive officer, chief financial officer and principal accounting officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934. Based on that evaluation, the chief executive officer, chief financial officer and principal accounting officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

(b)	Changes in Internal Controls.

There was no change in the Company’s “internal control over financial reporting” (as defined in rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the three-month period covered by this Report on Form 10-Q that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting subsequent to the date the chief executive officer and chief financial officer and principal accounting officer completed their evaluation.

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

Item 4 – Submission of Matter to a Vote of the Security Holders

No matters were submitted to the security holders of the Company for a vote during the first quarter of 2008.

Item 5 – Material Definitive Agreement with Executive Officer

The Company has entered into a consulting agreement with E. Lynn Wilkinson, the Company’s Vice President – Finance and Chief Financial Officer. Mr. Wilkinson has previously announced his retirement, and the agreement becomes effective upon his retirement, May 19, 2008. Mr. Wilkinson will provide limited and part-time management services relating to the finance and accounting, assist in the preparation of financial statements, and perform other services as requested. The agreement is for a term of six months, and may be renewed for successive 90-day periods by the mutual consent of the parties. The Company will pay to Mr. Wilkinson a retainer of $52,000, which is equal to one-half of his regular base pay at the time of his retirement for the six-month period. Mr. Wilkinson will not receive any other compensation or benefits under the agreement.”

Item 6 - Exhibits

Exhibit

No.	Description

10.1	Material Definitive Agreement with an Executive Officer of the Company, effective May 19, 2008.

31.1	Certification of Chief Executive Officer of Omega Flex, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Omega Flex, Inc. pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.3	Certification of Principal Accounting Officer of Omega Flex, Inc. pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

OMEGA FLEX, INC.
(Registrant)

Date: May 14, 2008	By: /S/ E. Lynn Wilkinson______________
E. Lynn Wilkinson
Vice President – Finance
and Chief Financial Officer