Form 10-Q
period 2008-06-30
Omega Flex, Inc.
filed 2008-08-13
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2008

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

The number of shares of the registrant’s common stock issued and outstanding as of August 4, 2008 was 10,093,808.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2008

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1 – Financial Statements

Condensed consolidated balance sheets at June 30, 2008 (unaudited)
and December 31, 2007 (audited)	3

Condensed consolidated statements of operations for the
three-months ended June 30, 2008 and 2007 and the
six-months ended June 30, 2008 and 2007 (unaudited)	4

Condensed consolidated statements of cash flows for the
six-months ended June 30, 2008 and 2007 (unaudited)	5

Notes to the condensed consolidated financial statements (unaudited)	6

Item 2- Management's Discussion and Analysis of Financial Condition
and Results of Operations	15

Item 3 – Quantitative and Qualitative Information About Market Risks	23

Item 4 – Controls and Procedures	23

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	24

Item 4 – Submission of Matters to a Vote of the Security Holders	24

Item 6 - Exhibits	26

SIGNATURE	27

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31
	2008	2007
	(Dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$ 6,401	$13,143
Accounts Receivable - less allowances of
$137 and $137, respectively	9,464	10,132
Inventories	10,386	10,567
Note Receivable from former Parent Company	3,250	3,250
Other Current Assets	1,670	1,884

Total Current Assets	31,171	38,976

Property and Equipment - net	6,806	6,749
Goodwill	3,526	3,526
Other Long Term Assets	533	521

Total Assets	$42,036	$49,772
	======	======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$898	$1,486
Accrued Compensation	1,094	2,692
Accrued Commissions & Sales Incentives	2,420	3,032
Accrued Legal Settlement and Related Costs	246	1,272
Dividends Payable	---	7,092
Other Liabilities	3,057	2,423

Total Current Liabilities	7,715	17,997

Long-Term Portion of Accrued Legal Settlement	---	1,000
Other Long-Term Liabilities	2,152	2,107

Total Liabilities	9,867	21,104

Minority Interests	176	129

Shareholders' Equity:
Common Stock – par value $0.01 Share: authorized 20,000,000 Shares: 10,093,808 and 10,128,516 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	102	102
Treasury Stock, at cost – 59,825 Shares	(1)	---
Paid in Capital	10,832	11,372
Retained Earnings	20,654	16,651
Accumulated Other Comprehensive Income	406	414

Total Shareholders' Equity	31,993	28,539

Total Liabilities and Shareholders’ Equity	$42,036	$49,772
	======	======
See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three-months ended		For the six-months ended
	June 30,		June 30,
	2008	2007	2008	2007
(Amounts in thousands, except earnings per Common Share)

Net Sales	$16,378	$19,202	$32,801	$36,533

Cost of Goods Sold	8,164	10,542	16,407	19,597

Gross Profit	8,214	8,660	16,394	16,936

Selling Expense	2,810	3,264	5,304	6,091
General and Administrative Expense	1,836	1,892	3,833	3,755
Legal Settlement and Related Costs	65	166	(41)	330
Engineering Expense	514	612	1,117	1,218

Operating Profit	2,989	2,726	6,181	5,542

Interest Income, Net	67	87	169	276
Other (Expense) Income, Net	(38)	43	(26)	44

Income Before Income Taxes	3,018	2,856	6,324	5,862

Income Tax Expense	1,085	1,048	2,322	2,182

Net Income	$1,933	$1,808	$4,002	$3,680
	=====	=====	=====	=====

Basic Earnings per Common Share:
Net Income	$0.19	$0.18	$0.40	$0.36

Basic Weighted Average Shares Outstanding	10,101	10,154	10,107	10,154

Diluted Earnings per Common Share:
Net Income	$0.19	$0.18	$0.40	$0.36

Diluted Weighted Average Shares Outstanding	10,101	10,154	10,107	10,154

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

For the six-months ended
	June 30,
	2008	2007
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net Income	$4,002	$3,680
Adjustments to Reconcile Net Income to
Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	325	216
Non-Cash Compensation Expense	17	15
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	---	44
Change in Minority Interests	47	20
Changes in Operating Assets and Liabilities:
Accounts Receivable	668	(1,240)
Inventory	181	(3,151)
Accounts Payable	(588)	1,519
Accrued Compensation	(1,598)	(1,239)
Accrued Legal Settlement and Related Costs	(2,026)	(5,993)
Other Liabilities	18	(1,804)
Other Assets	202	222

Net Cash Provided by (Used In) Operating Activities	1,248	(7,711)

Cash Flows from Investing Activities:
Capital Expenditures	(382)	(215)
Net Cash Used in Investing Activities	(382)	(215)

Cash Flows from Financing Activities:
Treasury Stock Purchase	(540)	---
Dividends Paid	(7,092)	(4.061)
Net Cash Used in Financing Activities	(7,632)	(4,061)

Net Decrease in Cash and Cash Equivalents	(6,766)	(11,987)
Translation effect on cash	24	8
Cash and Cash Equivalents – Beginning of Period	13,143	17,424

Cash and Cash Equivalents – End of Period	$6,401	$5,445
	=====	=====

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollars in thousands except per share amounts)

(Unaudited)

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). The Company’s unaudited consolidated financial statements for the quarter ended June 30, 2008 have been prepared in accordance with generally accepted accounting principles, and with the instructions of Form 10-Q and Article 10 of Regulation S-X. All material inter-company accounts and transactions have been eliminated in consolidation. It is Management’s opinion that all adjustments necessary for a fair presentation of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature or a description is provided for any adjustments that are not of a normal recurring nature.

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

The Company manufactures flexible metal hose primarily at its facility in Exton, Pennsylvania, with a minor amount of manufacturing performed in the UK, and sells its product through distributors, wholesalers and to original equipment manufacturers (“OEMs”) throughout North America, and in certain European markets.

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

Earnings per Common Share

Basic earnings per share have been computed using the weighted average number of common shares outstanding. For the periods presented, there are no dilutive securities. Consequently, basic and dilutive earnings per share are the same.

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

Other Comprehensive (Loss) Income

For the quarters ended June 30, 2008 and 2007, respectively, the components of Other Comprehensive (Loss) Income consisted solely of foreign currency translation adjustments.

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

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will be effective 60 days following the SEC’s approval of the Public

Company Accounting Oversight Board amendment to AU 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the implementation of SFAS 162 to have a material impact on its consolidated financial statements.

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

At the effective date of the Spin-Off, Mestek was indebted to the Company in the amount of $3,250 which was converted on the effective date of the Spin-Off to a 3-year note receivable from Mestek bearing interest at 100 basis points above the then prevailing 3-year US Treasury note yield at approximately 5%. The principal balance of the Note at June 30, 2008 and December 31, 2007 remained $3,250. The interest income recorded on the note was approximately $81 for the six months ended 2008 and 2007, respectively.

As stated in Note 8, Subsequent Event, in July of 2008 Mestek paid the entire $3,250 principal note balance and applicable interest in accordance with the above agreement.

4. INVENTORIES

Inventories consisted of the following at June 30:

	2008	2007
	(unaudited)
	(dollars in thousands)

Finished Goods	$7,758	$7,150
Raw Materials	2,628	3,417

Total Inventory	$10,386	$10,567
	======	======

5. SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

As of June 30, 2008 and December 31, 2007, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share, and had 10,093,808 and 10,128,516 shares issued and outstanding, respectively.

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

On September 12, 2007, the Company announced that its Board of Directors has authorized the purchase of up to $5,000 of its common stock. The purchases may be made from time-to-time in open market or in privately negotiated transactions, depending on market and business conditions, within the next 24 months. The Board retained the right to cancel, extend, or expand the share buyback program, at any time and from time-to-time. During the first six months of 2008, the Company purchased 34,708 shares for $540, including commissions. Since inception, the Company has purchased in total 59,825 shares for approximately $907 or $15 per share.

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

The Company cannot determine the exact amount for which it may be liable for the costs of the payment vouchers tendered under the claim program, because of the number of unknown variables associated with this liability. However, the Company estimated that the total amount of the liability relating to the settlement of the litigation would fall within a range of approximately $8,810 and $10,200. Thus far the Company has paid approximately $8,424 related to the Settlement with a remaining liability of $236 classified in current liabilities. This amount is based on currently available information and certain estimates and judgments, and is subject to revision as actual claims are received. In addition, there is a $10 current liability for legal services related to the Settlement. As of June 30, 2008, the third party administrator of the settlement program has received 775 claims relating to the Company’s products in connection with the Settlement.

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

The Company has entered into salary continuation agreements with two employees, which provide for monthly payments to each of the employee or his designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1 per month to $3 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65. The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause, the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments is included in Other Long-Term Liabilities, which amounts to $340 for June 30, 2008 and $312 at December 31, 2007. The Company has obtained and is the beneficiary of three whole life insurance policies in respect of the two employees discussed above, and one other policy. The cash surrender value of such policies (included in Other Assets) amounts to $533 at June 30, 2008 and $521 at December 31, 2007.

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

7. STOCK – BASED COMPENSATION PLANS

(Amounts in thousands, except units)

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

The Units are granted to participants upon the recommendation of the Company’s CEO, and the approval of the compensation committee. Each of the Units that are granted to a participant will be initially valued by the compensation committee, and at a minimum, the Unit’s value will be in an amount equal to the closing price of the Company’s common stock on the grant date. The Units have a vesting schedule, with a maximum vesting schedule of 3 years after the grant date. Upon vesting, the Units represent a contractual right to the payment of the value of the Unit. The Units will be paid on their maturity date, which is a maximum of one year after all of the Units granted in a particular award have fully vested. The amount to be paid to the participant on the maturity date is dependant on the type of Unit granted to the participant. The Units may be Full Value, in which the value of each Unit at the maturity date, will equal the closing price of the Company’s common stock as of the maturity date; or Appreciation Only, in which the value of each Unit at the maturity date will be equal to the closing price of the Company’s common stock at the maturity date minus the closing price of the Company’s common stock at the grant date.

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

Statement 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately to vest. Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience. As of October 8, 2007, in connection with an officer’s resignation, a total of 2,874 unvested units were forfeited, however; based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense for June 30, 2008.

In accordance with SFAS 123R, the Company recorded compensation expense of approximately $17 in 2008 related to the Phantom Stock Plan.

The fair value of the Units granted through the first six months June 30, 2008 using the Black-Scholes option-pricing model, uses the following assumptions:

Year Ended December 31,	Expected Term	Expected Volatility Factor	Expected Dividend Amount	Risk-Free Interest Rate
2007	3.0	111.00%	1.93%	4.46%
2008	3.0	87.95%	4.27%	1.77%

The Company has elected to use the “Simplified” method for calculating the Expected Term in accordance with SAB 107, and has opted to use the Expected Dividend Amount rather than an Expected Dividend Yield.

                The following table summarizes information about Phantom Stock Units for the six month period ending on June 30, 2008:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Outstanding at December 31, 2007	2,724	$20.38
Granted	5,076	$13.86
Vested	(---)	($---)
Forfeited	(---)	($---)
Canceled	(---)	($---)

Outstanding at June 30, 2008	7,800	$16.74

Phantom Stock Unit Awards Expected to Vest	7,800	$16.74

At June 30, 2008 none of the Units have vested. The Units granted are expected to vest in three year intervals, subject to earlier termination or forfeiture.

As of June 30, 2008, the unrecognized compensation costs related to Plan Units vesting will be primarily recognized over a period of approximately 3 years.

Fiscal year ending	2008	2009	2010	2011	Total

Compensation Expense	$21	$42	$26	$4	$93

The Units outstanding and exercisable at June 30, 2008 were in the following exercise price ranges:

		Units Outstanding

Year	Range of Exercise Price	Number of Units Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

2007	$22.02	2,724	1.67	$22.02	---
2008	$15.76	5,076	2.67	$15.76	---

		Units Exercisable

Year	Range of Exercise Price	Number of Units Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Aggregate Intrinsic Value

2007	$22.02	---	1.67	$22.02	---
2008	$15.76	---	2.67	$15.76	---

8. SUBSEQUENT EVENT

In July of 2008 Mestek paid the entire $3,250 principal note balance and applicable interest in accordance with the agreement discussed in Note 3, Distribution from Mestek (Spin-Off).

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

CHANGES IN FINANCIAL CONDITION

(All dollars in thousands)

During 2008, the Company’s cash balance has decreased $6,742 from $13,143 at December 31, 2007 to $6,401 at June 30, 2008. Some of the major transactions that affected our cash balance were a $7,092 special dividend payment made on January 16, 2008, and a payment of $1,850 on March 3, 2008 to the Settlement Agreement as outlined in Note 15 of the year-end Form 10-K. Those payments were partially offset by cash generated from earnings for the year.

As discussed in Note 5, Shareholders’ Equity, in December of 2007 the Company declared a dividend in December 2007, which amounted to $7,092. The Company subsequently paid the dividend on January 16, 2008.

RESULTS OF OPERATIONS

(All dollars in thousands)

Three-months ended June 30, 2008 vs. June 30, 2007

The Company reported comparative results from continuing operations for the three-month period ended June 30, 2008 and 2007 as follows:

	Three-months ended June 30,
	(in thousands)

	2008	2008	2007	2007
	($000)%		($000)%
Net Sales	$16,378	100.0%	$19,202	100.0%
Gross Profit	$ 8,214	50.2%	$ 8,660	45.1%
Operating Profits	$ 2,989	18.3%	$ 2,726	14.2%

The Company’s sales decreased $2,824 (14.7%) from $19,202 in the three-month period ended June 30, 2007 as compared to $16,378 in the three-month period June 30, 2008.

Revenue for the three-months ended June 30, 2008 reflects continued weakness in the residential construction industry, which was offset somewhat by gains in market share in residential, non-residential and international construction markets. Overall, volume for the quarter was down 28.7% compared to the prior year quarter, partially offset by a favorable product mix and higher selling prices.

The Company’s gross profit margins increased from 45.1% in the three-month period ended June 30, 2007 to 50.2% in the three-month period ended June 30, 2008. The increase in margin is primarily the result of the sales factors mentioned above combined with lower raw material costs, in particular stainless steel.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $3,264 and $2,810 for the three months ended June 30, 2007 and 2008, respectively. The reduction was largely attributable to decreases in commissions and freight related to sales volume. Sales expense as a percentage of sales increased from 17.0% for the three-months ended June 30, 2007 to 17.2% for the three-months ended June 30, 2008.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $1,892 and $1,836 for the three months ended June 30, 2007 and 2008, respectively. As a percentage of sales, general and administrative expenses increased from 9.9% for the three months ended June 30, 2007 to 11.2% for the three months ended June 30, 2008.

Legal Settlement and Related Costs. Legal charges related to the Arkansas litigation in the three months ended June 30, 2007 and 2008, were $166 and $65, respectively. As disclosed in Note 6, Commitments and Contingencies, the majority of the costs associated with this litigation are behind the Company.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $612 and $514 for the three months ended June 30, 2007 and 2008 respectively. Accordingly, engineering expenses as a percentage of sales were largely in line with the prior year at 3.2% for the three months ended June 30, 2007 and 3.1% for the three months ended June 30, 2008.

Reflecting all of the factors mentioned above, Operating Profit margins increased $263 from a profit of $2,726 in the three-month period ended June 30, 2007 to a profit of $2,989 in the three-month period ended June 30, 2008.

Interest Income-Net. Interest income-net includes interest income on the note receivable from Mestek and interest income on our interest-bearing investments.

Other (Expense) Income-Net. Other Income-net primarily consists of foreign currency exchange gains (losses) on transactions.

Income Tax Expense. The Company’s effective tax rate in 2008 approximates the 2007 rate and does not differ materially from expected statutory rates.

Six-months ended June 30, 2008 vs. June 30, 2007

The Company reported comparative results from continuing operations for the six-month period ended June 30, 2008 and 2007 as follows:

	Six-months ended June 30,
	(in thousands)

	2008	2008	2007	2007
	($000)%		($000)%
Net Sales	$32,801	100.0%	$36,533	100.0%
Gross Profit	$16,394	50.0%	$16,936	46.4%
Operating Profits	$ 6,181	18.8%	$ 5,542	15.2%

The Company’s sales decreased $3,732 (10.2%) from $36,533 in the six-month period ended June 30, 2007 as compared to $32,801 in the six-month period June 30, 2008.

Revenue for the six-months ended June 30, 2008 reflects continued weakness in the residential construction industry, which was offset somewhat by gains in market share in residential, non-residential and international construction markets. Overall volume for the six months was down 23.0% compared to the prior year, partially offset by a favorable product mix and higher selling prices.

The Company’s gross profit margins increased from 46.4% in the six-month period ended June 30, 2007 to 50.0% in the six-month period ended June 30, 2008. The increase in margin is primarily the result of the sales factors mentioned above combined with lower raw material costs, in particular stainless steel. Additionally, manufacturing efficiencies contributed to improved margins.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $6,091 and $5,304 for the six months ended June 30, 2007 and 2008, respectively. The reduction was largely attributable to decreases in commissions and freight related to sales volume. Sales expense as a percentage of sales decreased from 16.7% for the six-months ended June 30, 2007 to 16.2% for the six-months ended June 30, 2008.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $3,755 and $3,833 for the six months ended June, 2007 and 2008, respectively. General and administrative expense, as a percentage of sales, increased from 10.3% for the six months ended June 30, 2007 to 11.7% for the six months ended June 30, 2008.

Legal Settlement and Related Costs. Legal charges related to the Arkansas litigation in the six months of 2007 and 2008, were $330 and ($41), respectively. The Company recognized a $150 reduction in legal costs in 2008 due to the early class action settlement payment in March of 2008 as disclosed in Note 6, Commitments and Contingencies. The majority of the costs associated with this litigation are behind the Company.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $1,218 and $1,117 for the six months ended June 30, 2007 and 2008 respectively. Engineering expenses as a percentage of sales were mostly in line with the prior year at 3.3% for the six months ended June 30, 2007 and 3.4% for the six months ended June 30, 2008.

Reflecting all of the factors mentioned above, Operating Profit margins increased $639 from a profit of $5,542 in the six-month period ended June 30, 2007 to a profit of $6,181 in the six-month period ended June 30, 2008.

Interest Income-Net. Interest income-net includes interest income on the note receivable from Mestek and interest income on our interest-bearing investments.

Other (Expense) Income-Net. Other Income-net primarily consists of foreign currency exchange gains (losses) on transactions.

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

LIQUIDITY AND CAPITAL RESOURCES

(All amounts in thousands except share amounts)

Six Months ended June 30, 2008

As of June 30, 2008, we had $6,401 in consolidated cash, cash equivalents and short-term investments, which is $6,742 less than at December 31, 2007, mostly resulting from cash payments of $7,092 for a special dividend, and $1,850 related to the Legal Settlement discussed in Note 6. The decrease was partially offset by cash generated from earnings for the year.

Operating Activities

Cash provided by operations for the first six months of 2008 was $1,248 compared with $7,711 used in the first six months of 2007; an $8,959 increase. The most significant component was the $6,000 payment related to the Legal Settlement made in the first six months of 2007.

Investing Activities

Capital spending was $382 and $215 in the first six months ended June 30, 2008 and June 30, 2007, respectively.

Financing

Cash used in financing activities during the first six months of 2008 was $7,632 compared with $4,061 used in the first six months of 2007. The primary component for the first six months of 2008 was the $7,092 related to the special dividend.

On September 12, 2007, the Company announced that its Board of Directors has authorized the purchase of up to $5,000 of its common stock. The purchases may be made from time-to-time in open market or in privately negotiated transactions, depending on market and business conditions, within the next 24 months. The Board retained the right to cancel, extend, or expand the share buyback program at any time and from time-to-time. During the first six months of 2008, the Company had purchased 34,708 shares of treasury stock for $540.

In September 2007, the Company entered into a Revolving Line of Credit Note and a Loan Agreement with Sovereign Bank, N.A., whereby the Company established a line of credit facility for a one-year duration, and in the maximum amount of $7,500. The loan agreement provides for the payment of any loan under the agreement at a rate that is either prime rate less 1% or LIBOR rate plus 1%. As of June 30, 2008 the Company does not have any loans or loan balances, under the loan agreement.

The Company believes its liquidity position as of June 30, 2008 is fully adequate to meet foreseeable future needs and that the Company will possess adequate cash reserves to meet its day-to-day needs including any acquisitions or capital expenditures or stock repurchases it can reasonably foresee at this time.

As stated in Note 8, Subsequent Event, in July of 2008 Mestek paid the entire $3,250 principal note balance and applicable interest in accordance with the above agreement.

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

At the end of the fiscal second quarter of 2008, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission. The Company’s management, including the chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934. Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

(b)	Changes in Internal Controls.

There was no change in the Company’s “internal control over financial reporting” (as defined in rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the six-month period covered by this Report on Form 10-Q that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting subsequent to the date the chief executive officer and chief financial officer and principal accounting officer completed their evaluation.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

(Dollars in Thousands)

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

On May 23, 2008, the Company received a favorable verdict in its claims of patent infringement against Parker Hannifin Corporation, and specifically that the Omega Flex patents at issue in that case were valid. As a result, a judgment has been entered by the court requiring Parker Hannifin to pay the Company approximately $1,127 in damages, interest and costs. Parker Hannifin has filed post trial motions, and payment of the damages, interest and costs have been stayed pending resolution of that appeal.

See Note 6 – Contingencies of the Notes to the Condensed Consolidated Financial Statements (Part 1, Item 1) for information regarding legal proceedings in which we are involved.

Item 4 – Submission of Matters to a Vote of the Security Holders

No matters were submitted to the security holders of the Company for a vote during the first quarter of 2008.

On June 3, 2008, the Company held its 2008 Annual Meeting of Shareholders.  The shareholders voted on the following proposals:

1.	To elect three Class 3 directors for a three year term expiring at the 2011 annual meeting of shareholders.

2.	To ratify the appointment by the audit committee of the board of directors of Vitale Caturano & Co., Ltd. as the independent auditors for the Company for the fiscal year ending December 31, 2008.

The results of the voting are as follows:

1.	Election of Directors
		For	Withheld

	John E. Reed	7,876,656	297,313
	Kevin R. Hoben	8,166,608	7,361
	Mark F. Albino	8,166,608	7,361

2.	To ratify the appointment of Vitale Caturano & Co., Ltd. as the independent auditors for the Company for the fiscal year ending December 31, 2008:

	For		8,166,254
	Against		5,933
	Abstain		1,782

Item 6 - Exhibits

Exhibit

No.____	Description

31.1	Certification of Chief Executive Officer of Omega Flex, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Omega Flex, Inc. pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Omega Flex, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA FLEX, INC.
(Registrant)

Date: August 13, 2008	By: /S/ Paul J. Kane______________
Paul J. Kane
Vice President – Finance
and Chief Financial Officer