Form 10-Q
period 2008-09-30
Omega Flex, Inc.
filed 2008-11-10
CIK 1317945

UNITED STATES-

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2008

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

DURING THE PRECEDING FIVE YEARS.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 12 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the courts.                                   Yes ☐ No ☐

The number of shares of the registrant’s common stock issued and outstanding as of November 4, 2008 was 10,093,808.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1 – Financial Statements

Condensed consolidated balance sheets at September 30, 2008 (unaudited)
and December 31, 2007 (audited)	3

Condensed consolidated statements of operations for the
three-months ended September 30, 2008 and 2007 and the
nine-months ended September 30, 2008 and 2007 (unaudited)	4

Condensed consolidated statements of cash flows for the
nine-months ended September 30, 2008 and 2007 (unaudited)	5

Notes to the condensed consolidated financial statements (unaudited)	6

Item 2- Management's Discussion and Analysis of Financial Condition
and Results of Operations	15

Item 3 – Quantitative and Qualitative Information About Market Risks	23

Item 4 – Controls and Procedures	23

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	24

Item 4 – Submission of Matters to a Vote of the Security Holders	24

Item 6 - Exhibits	25

SIGNATURE	26

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31
	2008	2007
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$11,196	$13,143
Accounts Receivable - less allowances of
$68 and $137, respectively	9,919	10,132
Inventories	10,797	10,567
Note Receivable from former Parent Company	-	3,250
Other Current Assets	1,890	1,884

Total Current Assets	33,802	38,976

Property and Equipment - net	6,694	6,749
Goodwill	3,526	3,526
Other Long Term Assets	533	521

Total Assets	$44,555	$49,772
	======	======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$851	$1,486
Accrued Compensation	1,874	2,692
Accrued Commissions & Sales Incentives	2,601	3,032
Accrued Legal Settlement and Related Costs	33	1,272
Dividends Payable	-	7,092
Other Liabilities	2,728	2,423

Total Current Liabilities	8,087	17,997

Long-Term Portion of Accrued Legal Settlement	-	1,000
Other Long-Term Liabilities	2,223	2,107

Total Liabilities	10,310	21,104

Minority Interests	189	129

Shareholders' Equity:
Common Stock – par value $0.01 Share: authorized 20,000,000 Shares: 10,093,808 and 10,128,516 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	102	102
Treasury Stock, at cost – 59,825 Shares	(1)	---
Paid in Capital	10,832	11,372
Retained Earnings	23,043	16,651
Accumulated Other Comprehensive Income	80	414

Total Shareholders' Equity	34,056	28,539

Total Liabilities and Shareholders’ Equity	$44,555	$49,772
	======	======
See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three-months ended		For the nine-months ended
	September 30,		September 30,
	2008	2007	2008	2007
(Amounts in thousands, except earnings per Common Share)

Net Sales	$17,699	$18,266	$50,500	$54,799

Cost of Goods Sold	8,837	10,147	25,244	29,744

Gross Profit	8,862	8,119	25,256	25,055

Selling Expense	2,750	2,846	8,054	8,937
General and Administrative Expense	2,118	1,682	5,951	5,437
Legal Settlement and Related Costs	(203)	155	(244)	485
Engineering Expense	510	729	1,627	1,947

Operating Profit	3,687	2,707	9,868	8,249

Interest Income, Net	54	106	223	382
Other (Expense) Income, Net	(58)	43	(84)	87

Income Before Income Taxes	3,683	2,856	10,007	8,718

Income Tax Expense	1,293	1,029	3,615	3,211

Net Income	$2,390	$1,827	$6,392	$5,507
	=====	=====	=====	=====

Basic Earnings per Common Share:
Net Income	$0.24	$0.18	$0.63	$0.54

Basic Weighted Average Shares Outstanding	10,094	10,154	10,102	10,154

Diluted Earnings per Common Share:
Net Income	$0.24	$0.18	$0.63	$0.54

Diluted Weighted Average Shares Outstanding	10,094	10,154	10,102	10,154

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

For the nine-months ended
	September 30,
	2008	2007
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net Income	$6,392	$5,507
Adjustments to Reconcile Net Income to
Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	420	338
Non-Cash Compensation Expense	28	11
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	(69)	64
Change in Minority Interests	60	43
Changes in Operating Assets and Liabilities:
Accounts Receivable	282	(1,355)
Inventory	(230)	(1,466)
Accounts Payable	(635)	163
Accrued Compensation	(818)	(802)
Accrued Legal Settlement and Related Costs	(2,239)	(5,919)
Other Liabilities	(148)	(873)
Other Assets	(17)	1

Net Cash Provided by (Used In) Operating Activities	3,026	(4,288)

Cash Flows from Investing Activities:
Receipt of Note Receivable from former Parent Company	3,250	---
Capital Expenditures	(364)	(288)
Net Cash Provided by (Used in) Investing Activities	2,886	(288)

Cash Flows from Financing Activities:
Treasury Stock Purchase	(540)	---
Dividends Paid	(7,092)	(4.061)
Net Cash Used in Financing Activities	(7,632)	(4,061)

Net Decrease in Cash and Cash Equivalents	(1,720)	(8,637)
Translation effect on cash	(227)	3
Cash and Cash Equivalents – Beginning of Period	13,143	17,424

Cash and Cash Equivalents – End of Period	$11,196	$8,790
	======	=====

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollars in thousands except per share amounts)

(Unaudited)

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). The Company’s unaudited consolidated financial statements for the quarter ended September 30, 2008 have been prepared in accordance with generally accepted accounting principles, and with the instructions of Form 10-Q and Article 10 of Regulation S-X. All material inter-company accounts and transactions have been eliminated in consolidation. It is Management’s opinion that all adjustments necessary for a fair presentation of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature or a description is provided for any adjustments that are not of a normal recurring nature.

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

Other Comprehensive (Loss) Income

For the quarters ended September 30, 2008 and 2007, respectively, the components of Other Comprehensive (Loss) Income consisted solely of foreign currency translation adjustments.

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

At the effective date of the Spin-Off, Mestek was indebted to the Company in the amount of $3,250 which was converted on the effective date of the Spin-Off to a 3-year note receivable from Mestek bearing interest at 100 basis points above the then prevailing 3-year US Treasury note yield at approximately 5%. The principal balance of the Note at December 31, 2007 remained $3,250 however; in July of 2008 Mestek paid the entire $3,250 principal note balance and applicable interest in accordance with the above agreement. Interest income recorded on the note was approximately $95 for the nine months ended 2008 and $122 for 2007.

4. INVENTORIES

Inventories consisted of the following at September 30:

	2008	2007
	(unaudited)
	(dollars in thousands)

Finished Goods	$8,260	$7,150
Raw Materials	2,537	3,417

Total Inventory	$10,797	$10,567
	======	======

5. SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

As of September 30, 2008 and December 31, 2007, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share, and had 10,093,808 and 10,128,516 shares issued and outstanding, respectively.

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

On September 12, 2007, the Company announced that its Board of Directors has authorized the purchase of up to $5,000 of its common stock. The purchases may be made from time-to-time in open market or in privately negotiated transactions, depending on market and business conditions, within the next 24 months. The Board retained the right to cancel, extend, or expand the share buyback program, at any time and from time-to-time. During the first nine months of 2008, the Company purchased 34,708 shares for $540, including commissions. Since inception, the Company has purchased in total 59,825 shares for approximately $907 or $15 per share.

In connection with the aforementioned share buyback program, the Company has entered into a Rule 10b5-1 Repurchase Plan (the “Plan”) as of September 15, 2008 with Hunter Associates, Inc. (“Hunter”), by which Hunter will continue to implement the share buyback program by purchasing shares of the Company’s common stock in accordance with the terms of the Plan and within the safe harbor afforded by Rule 10b5-1.

6. COMMITMENTS AND CONTINGENCIES

Commitments:

On September 5, 2006 the Company and other defendants entered into a Stipulation and Settlement Agreement with the Class Representatives and Class Counsel, to settle and resolve the allegations brought forth in the lawsuit titled Lovelis, et al. v. Titeflex Corp., Inc., et al. in the Arkansas Circuit Court, Clark County. Both the Company and the other defendants denied these allegations, and denied any wrongdoing or legal liability, but agreed to settle this matter to avoid further cost and the uncertainty and risk of the outcome of further litigation. Under the Settlement Agreement, the Company agreed to pay the value of each payment voucher redeemed by a class member for the installation of a lightning protection system or bonding and grounding of the Company’s CSST product. The amount of the voucher is dependent on the geographical area in the United States where the building is located and the size of the heated or air-conditioned area of the building. The Company also agreed to pay a fixed amount of administrative expenses and attorneys’ fees to the Class Counsel. The Company estimated that the total amount of the liability relating to the settlement of the litigation would fall within a range of approximately $8,810 and $10,200. Thus far, the actual results appear to be reaching closure towards the bottom of the range, since the Company has paid approximately $8,424 related to the Settlement with a remaining liability of $24 classified in current liabilities. This amount is based on currently available information and certain estimates and judgments, and is subject to revision as actual claims are received. Based on the most recent information as provided by the claims administrator, the Company was able to reduce the liability by $212 in the third quarter of 2008, as the estimated outstanding claim charges reach closure. As of September 30, 2008, the third party administrator of the settlement program has received 775 claims relating to the Company’s products in connection with the Settlement, but only 260 class members actually contracted with a third party contractor to perform the work. In addition, there is a $9 current liability for legal services related to the Settlement.

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

The Company has entered into salary continuation agreements with two employees, which provide for monthly payments to each of the employee or his designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1 per month to $3 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65. The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause, the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments is included in Other Long-Term Liabilities, which amounts to $340 for September 30, 2008 and $312 at December 31, 2007. The Company has obtained and is the beneficiary of three whole life insurance policies in respect of the two employees discussed above, and one other policy. The cash surrender value of such policies (included in Other Assets) amounts to $533 at September 30, 2008 and $521 at December 31, 2007.

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

The Company’s liability is limited to $35 per case and an aggregate of $660 annually for health insurance.

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

Grants of Phantom Stock Units. As of December 31, 2007, the Company had 2,724 units outstanding, all of which were granted at Full Value. On March 6, 2008, the Company granted an additional 5,076 Full Value Units with a total face value of $80 (fair value at grant date of approximately $70). In all cases, the grant price was equal to the closing price of the Company’s common stock at the grant date.

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

Statement 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately to vest. Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience. As of October 8, 2007, in connection with an officer’s resignation, a total of 2,874 unvested units were forfeited, however; based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense for September 30, 2008.

In accordance with SFAS 123R, the Company recorded compensation expense of approximately $28 in 2008 related to the Phantom Stock Plan.

The fair value of the Units granted through the first nine months September 30, 2008 using the Black-Scholes option-pricing model, uses the following assumptions:

	Expected Term	Expected Volatility Factor	Expected Dividend Amount	Risk-Free Interest Rate
2007	3.0	111.00%	1.93%	4.46%
2008	3.0	87.95%	4.27%	1.77%

The Company has elected to use the “Simplified” method for calculating the Expected Term in accordance with SAB 107, and has opted to use the Expected Dividend Amount rather than an Expected Dividend Yield.

                The following table summarizes information about Phantom Stock Units for the nine month period ending on September 30, 2008:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Outstanding at December 31, 2007	2,724	$20.38
Granted	5,076	$13.86
Vested	(908)	$20.38
Forfeited	(---)	($---)
Canceled	(---)	($---)

Outstanding at September 30, 2008	6,892	$16.74

Phantom Stock Unit Awards Expected to Vest	6,892	$16.74

At September 30, 2008, 908 of the Units have vested. The Units granted are expected to vest in one year intervals over three years, subject to earlier termination or forfeiture.

As of September 30, 2008, the unrecognized compensation costs related to Plan Units vesting will be primarily recognized over a period of approximately 3 years.

Fiscal year ending	2008	2009	2010	2011	Total

Compensation Expense	$10	$42	$27	$4	$83

The Units outstanding and exercisable at September 30, 2008 were in the following exercise price ranges:

		Units Outstanding

Year	Range of Exercise Price	Number of Units Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

2007	$22.02	2,724	1.41	$22.02	1
2008	$15.76	5,076	2.42	$15.76	34

		Units Exercisable

Year	Range of Exercise Price	Number of Units Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Aggregate Intrinsic Value

2007	$22.02	---	1.41	$22.02	1
2008	$15.76	---	2.42	$15.76	34

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

CHANGES IN FINANCIAL CONDITION

(All dollars in thousands)

During 2008, the Company’s cash balance has decreased $1,947 from $13,143 at December 31, 2007 to $11,196 at September 30, 2008. Some of the more significant reductions that affected our cash balance were a $7,092 special dividend payment made on January 16, 2008, and a payment of $1,850 on March 3, 2008 to the Settlement Agreement as outlined in Note 15 of the year-end Form 10-K. Those payments were partially offset by cash generated from the receipt of the $3,250 Mestek note, and operations for the year.

In July of 2008, the Company received the entire $3,250 principal note balance and applicable interest from Mestek in accordance with the agreement mentioned in Note 3, Distribution from Mestek, Inc. (Spin-off) thus reducing the balance from December 31, 2007.

The $1,850 Settlement Agreement payment noted above is reflected as a $1,000 reduction to both the current and long-term accrued legal settlement liabilities.

As discussed in Note 5, Shareholders’ Equity, in December of 2007 the Company declared a dividend in December 2007, which amounted to $7,092. The Company subsequently paid the dividend on January 16, 2008.

RESULTS OF OPERATIONS

(All dollars in thousands)

Three-months ended September 30, 2008 vs. September 30, 2007

The Company reported comparative results from continuing operations for the three-month period ended September 30, 2008 and 2007 as follows:

	Three-months ended September 30,
	(in thousands)

	2008	2008	2007	2007
	($000)%		($000)%
Net Sales	$17,699	100.0%	$18,266	100.0%
Gross Profit	$ 8,862	50.1%	$ 8,119	44.4%
Operating Profits	$ 3,687	20.8%	$ 2,707	14.8%

The Company’s sales decreased $567 (3.1%) from $18,266 in the three-month period ended September 30, 2007 as compared to $17,699 in the three-month period September 30, 2008.

Revenue for the three-months ended September 30, 2008 reflects continued weakness in the residential construction industry, which was offset somewhat by gains in market share in residential, non-residential and international construction markets. Overall, volume for the quarter was down 10.2% compared to the prior year quarter, partially offset by a favorable product mix and higher selling prices.

The Company’s gross profit margins increased from 44.4% in the three-month period ended September 30, 2007 to 50.1% in the three-month period ended September 30, 2008. The increase in margin is primarily the result of the sales factors mentioned above combined with lower raw material costs, in particular stainless steel, and other manufacturing efficiencies.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $2,846 and $2,750 for the three months ended September 30, 2007 and 2008, respectively. The reduction was largely attributable to decreases in commissions and freight related to sales volume, as well as a decrease in employee resources. Sales expense as a percentage of sales decreased slightly from 15.6% for the three-months ended September 30, 2007 to 15.5% for the three-months ended September 30, 2008.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $1,682 and $2,118 for the three months ended September 30, 2007 and 2008, respectively. The increase reflects various items such as employee related expenses, accounting charges and fiduciary fees. As a percentage of sales, general and administrative expenses increased from 9.2% for the three months ended September 30, 2007 to 12.0% for the three months ended September 30, 2008.

Legal Settlement and Related Costs. Legal charges related to the Arkansas litigation in the three months ended September 30, 2007 and 2008, were $155 and ($203), respectively. As disclosed in Note 6, Commitments and Contingencies, the majority of the costs associated with this litigation are behind the Company. In addition, the Company recognized a $212 benefit in the three months ended September 30, 2008 due to new information provided by the claims administrator relative to the closure of the outstanding estimated claim charges.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $729 and $510 for the three months ended September 30, 2007 and 2008 respectively. Engineering expenses as a percentage of sales were 4.0% for the three months ended September 30, 2007 and 2.9% for the three months ended September 30, 2008. The decrease in engineering costs is substantially due to a decrease in development expenses.

Reflecting all of the factors mentioned above, Operating Profit increased $980 from a profit of $2,707 in the three-month period ended September 30, 2007 to a profit of $3,687 in the three-month period ended September 30, 2008.

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

Nine-months ended September 30, 2008 vs. September 30, 2007

The Company reported comparative results from continuing operations for the nine-month period ended September 30, 2008 and 2007 as follows:

	Nine-months ended September 30,
	(in thousands)

	2008	2008	2007	2007
	($000)%		($000)%
Net Sales	$50,500	100.0%	$54,799	100.0%
Gross Profit	$25,256	50.0%	$25,055	45.7%
Operating Profits	$ 9,868	19.5%	$ 8,249	15.1%

The Company’s sales decreased $4,299 (7.8%) from $54,799 in the nine-month period ended September 30, 2007 as compared to $50,500 in the nine-month period September 30, 2008.

Revenue for the nine-months ended September 30, 2008 reflects continued weakness in the residential construction industry, which was offset somewhat by gains in market share in residential, non-residential and international construction markets. Overall volume for the nine months was down 18.6% compared to the prior year, partially offset by a favorable product mix and higher selling prices.

The Company’s gross profit margins increased from 45.7% in the nine-month period ended September 30, 2007 to 50.0% in the nine-month period ended September 30, 2008. The increase in margin is primarily the result of the sales factors mentioned above combined with lower raw material costs, in particular stainless steel. Additionally, manufacturing efficiencies contributed to improved margins.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $8,937 and $8,054 for the nine months ended September 30, 2007 and 2008, respectively. The reduction was largely attributable to decreases in commissions and freight related to sales volume, as well as a decrease in employee resources. Sales expense as a percentage of sales decreased from 16.3% for the nine-months ended September 30, 2007 to 15.9% for the nine-months ended September 30, 2008.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $5,437 and $5,951 for the nine months ended September, 2007 and 2008, respectively. The increase reflects various items such as employee related expenses, accounting charges and fiduciary fees. General and administrative expense, as a percentage of sales, increased from 9.9% for the nine months ended September 30, 2007 to 11.8% for the nine months ended September 30, 2008.

Legal Settlement and Related Costs. Legal charges related to the Arkansas litigation in the nine months of 2007 and 2008, were $485 and ($244), respectively. The Company recognized a $150 reduction in legal costs in 2008 due to the early class action settlement payment in March of 2008 as disclosed in Note 6, Commitments and Contingencies, and a $212 benefit in the three months ended September 30, 2008 due to new information provided by the claims administrator relative to the closure of the outstanding estimated claim charges. The majority of the costs associated with this litigation are now behind the Company.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $1,947 and $1,627 for the nine months ended September 30, 2007 and 2008 respectively. The decrease is primarily connected to reduced developmental expenses. Engineering expenses as a percentage of sales decreased from 3.6% for the nine months ended September 30, 2007 to 3.2% for the nine months ended September 30, 2008.

Reflecting all of the factors mentioned above, Operating Profit increased $1,619 from a profit of $8,249 in the nine-month period ended September 30, 2007 to a profit of $9,868 in the nine-month period ended September 30, 2008.

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

Health Care Claim Reserves

The Company’s liability is limited to $35 per case and an aggregate of $660 annually.

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

LIQUIDITY AND CAPITAL RESOURCES

(All amounts in thousands except share amounts)

Nine Months ended September 30, 2008

As of September 30, 2008, the Company had $11,196 in consolidated cash, cash equivalents and short-term investments, which is $1,947 less than at December 31, 2007, mostly resulting from cash payments of $7,092 for a special dividend, and $1,850 related to the Legal Settlement discussed in Note 6. The decrease was partially offset by cash generated from the receipt of the $3,250 Mestek note, and from earnings for the year.

Operating Activities

Cash provided by operations for the first nine months of 2008 was $3,026 compared with $4,288 used in the first nine months of 2007; a $7,314 increase. The most significant component was the $6,000 payment related to the Legal Settlement made in the first nine months of 2007, versus $1,850 paid for the settlement in 2008.

Investing Activities

Capital spending was $364 and $288 in the first nine months ended September 30, 2008 and September 30, 2007, respectively.

As stated in Note 3, in July of 2008 Mestek paid the entire $3,250 principal note balance and applicable interest in accordance with the above agreement.

Financing

Cash used in financing activities during the first nine months of 2008 was $7,632 compared with $4,061 used in the first nine months of 2007. The primary component for the first nine months of 2008 was the $7,092 payment related to the special dividend.

On September 12, 2007, the Company announced that its Board of Directors has authorized the purchase of up to $5,000 of its common stock. The purchases may be made from time-to-time in open market or in privately negotiated transactions, depending on market and business conditions, within the next 24 months. The Board retained the right to cancel, extend, or expand the share buyback program at any time and from time-to-time. During the first nine months of 2008, the Company had purchased 34,708 shares of treasury stock for $540.

In September 2008, the Company renewed the Revolving Line of Credit Note and Loan Agreement with Sovereign Bank, N.A. that was originally established in September of 2007. The line of credit facility is for a one-year duration, and in the maximum amount of $7,500. The loan agreement provides for the payment of any loan under the agreement at a rate that is either prime rate less 1% or LIBOR rate plus 1%. As of September 30, 2008 the Company does not have any loans or loan balances, under the loan agreement.

The Company believes its liquidity position as of September 30, 2008 is fully adequate to meet foreseeable future needs and that the Company will possess adequate cash reserves to meet its day-to-day needs including any acquisitions or capital expenditures or stock repurchases it can reasonably foresee at this time.

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

At the end of the fiscal third quarter of 2008, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission. The Company’s management, including the chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934. Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

(Dollars in Thousands)

On September 4, 2006, the Company entered into the Stipulation and Settlement Agreement between the Class Representatives and Class Counsel and the Company and all of the other defendants in the lawsuit titled “Lovelis, et al. v. Titeflex, Inc., et al.” The Settlement Agreement was filed on September 5, 2006 in the Arkansas Circuit Court in Clark County, preliminarily settling all of the allegations set forth in the lawsuit. On September 6, 2006, the Company issued a press release and filed a Current Report on Form 8-K with the Securities and Exchange Commission regarding the settlement. On February 1, 2007, the Circuit Court gave final approval of the Settlement Agreement and dismissed the case. The remedial program provided under the Settlement Agreement, processed claims from class members during the claim period. The deadline for submitting any claims was September 5, 2007, and substantially all work relating to those claims has been completed.

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

Item 4 – Submission of Matters to a Vote of the Security Holders

No matters were submitted to the security holders of the Company for a vote during the third quarter of 2008.

Item 6 - Exhibits

Exhibit

No.____	Description

10.1	Rule 10B5-1 Repurchase Plan dated September 15, 2008 between Omega Flex, Inc. and Hunter Associates, Inc.

31.1	Certification of Chief Executive Officer of Omega Flex, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Omega Flex, Inc. pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Omega Flex, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA FLEX, INC.
(Registrant)

Date: November 10, 2008	By: /S/ Paul J. Kane______________
Paul J. Kane
Vice President – Finance
and Chief Financial Officer