Form 10-K
period 2008-12-31
Omega Flex, Inc.
filed 2009-03-18
CIK 1317945

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ______________________

Commission File Number	000-51372

Omega Flex, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-1948942
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

451 Creamery Way, Exton, PA	19341
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	610-524-7272

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common	NASDAQ Global Market

Securities registered pursuant to section 12(g) of the Act:

Not applicable

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐	No ☒

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

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2008, the last business day of the most recently completed second quarter of 2008 was $47,716,281.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.                 Yes [ ]No [ ]

The number of shares of the registrant’s common stock issued and outstanding as of December 31, 2008, was 10,093,808.

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2008 Annual Meeting of Shareholders to be filed hereafter are incorporated by reference into Part III (Items 10-14) of this Report on Form 10-K and certain Exhibits to previous filings with the Securities and Exchange Commission are incorporated by reference into Part IV, Item 15 of this Report on Form 10-K.

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

The major market categories for flexible metallic hose include automotive, aerospace, residential, commercial construction, and general industrial. Omega Flex participates in the latter two, which in the aggregate represent about 50% of the total market opportunity for flexible metallic hose. The major use of corrugated stainless steel tubing in the residential and commercial construction markets is primarily for flexible gas piping and gas appliance connectors and secondarily as pump connectors and seismic loops to isolate vibration in mechanical piping systems in commercial buildings. The general industrial market includes all of the processing industries, the most important of which include primary steel, petrochemical, pharmaceutical, and specialty applications for transfer of fluids at both extremely low and high temperatures, (such as the conveying of cryogenic liquids) and a highly fragmented OEM market, as well as the maintenance and repair market.

None of our competitors is dominant in more than one market. We are a leading supplier of flexible metal hose in each of the two broad markets in which we participate. Our assessment of our overall competitive position is based on several factors. The flexible gas piping market in the U.S. is currently concentrated in the residential housing market. Based on the reports issued by the national trade groups on housing construction, the level of acceptance of flexible gas piping in the construction market, and the average usage of flexible gas piping in a residential building, we are able to estimate with a high level of accuracy the size of the total gas piping market. Based on our sales and the statistics described above, the Company can estimate its position within that market. For other applications, industry trade groups collect and report on the size of the relevant market, and we can estimate our percentage of the relevant market based on our sales as compared to the market as a whole.

Furthermore, the customer base for the products that we sell is widely known, as is the identity of the manufacturers aligned with those customers. Independent manufacturers’ sales representatives have good estimates and in many cases, factual information on the volume of purchases of customers in their territories. Because there are gross differences in the market shares of many of the competing manufacturers, it is possible to reasonably assess shared positions. Large national accounts also have a sense as to shared positions as well, because they have relationships with most of the competing manufacturers and will share opinions. Lastly, the term “leading” implies a host of factors other than sales volume and market share position. This includes the range and capability of the product line, history of product development and new product launches, all of which information is in the public domain. Based on this alone, we are without question the undisputed leader in at least one of the two major market segments in which we participate.

Development of Business

We were incorporated in 1976 under the name of Tofle America, Inc. as the subsidiary of a Japanese manufacturer of flexible metal hose. For a number of years, we were a manufacturer of flexible metal hose that was sold primarily to customers using the hose for incorporation into finished assemblies for industrial applications. We later changed our name to Omega Flex, Inc., and in 1996, we were acquired by Mestek, Inc. In 1997, we introduced our first new product – TracPipe® corrugated stainless steel tubing for use in carrying fuel gas within residential, commercial and industrial buildings. Our growth since 1997 has been primarily as a result of the growth in the use and acceptance of corrugated stainless steel tubing as an alternative to the traditional black iron pipe throughout the construction industry, and through the development of our AutoFlare® patented fittings and accessories to the corrugated stainless steel tubing that differentiate our systems from those of our competitors. In 2004, we introduced a brand of corrugated stainless steel tubing under the registered trademark CounterStrike® that is designed to be more resistant to damage caused by transient arcing of electrical energy. In 2007, we introduced a new version of CounterStrike® CSST that is 6 times more effective than the original version. In January 2005, Mestek announced its intention to distribute its equity ownership in our common stock to the Mestek shareholders. A registration statement for the Omega Flex common stock was filed with the Securities and Exchange Commission and the registration statement was declared effective on July 22, 2005. We also listed our common stock on NASDAQ National Market (now the NASDAQ Stock Market LLC) under the stock symbol “OFLX”, and began public trading of our common stock on August 1, 2005. All Mestek shareholders as of the record date for the distribution received one share of Omega Flex common stock for each share of Mestek common stock owned as of the record date. We are now a totally separate company from Mestek, and we do not use or share any material assets or services of Mestek in conducting our business.

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

As noted below, our flexible metal hose is used in a wide variety of applications besides flexible gas piping. Our involvement in these markets is important because just as the flexible gas piping applications have sprung from our expertise in manufacturing annular metal hose, so other applications may also evolve from our participation in the industry. For example, we currently have several development projects underway in various stages for several new applications, including transportation and high purity gases. Our transportation products require some additional development and testing for the product to begin to reach its potential and begin full commercialization. Our high purity gas application is still in development.

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

Currently, most underground petroleum piping in the United States uses rigid fiberglass pipe that requires fittings at junctions, changes in direction, or the end of the pipe sections. The fiberglass pipe also has some permeability of fuel through the sidewall of the rigid pipe. DoubleTrac® resolves both of these issues through the use of a double-wall flexible pipe that uses a primary interior layer of stainless steel that has a zero permeation level, together with a secondary outer barrier layer of durable plastic. The DoubleTrac® pipe can be installed in long continuous lengths, eliminating the labor costs and delays associated with rigid pipe. The DoubleTrac® pipe also has a system for continuous leak detection in the unlikely event the inner stainless steel layer is breached. DoubleTrac® has recently received all necessary product approvals from Underwriters Laboratories, and is fully compliant with the UL971A product standard. While the Company did recognize nominal sales of DoubleTrac® in 2008, we expect full commercialization of DoubleTrac® in 2009.

Manufacturing

In each instance, whether the application is for corrugated stainless steel tubing for fuel gases, flexible metal hose for handling specialty chemicals or gases, flexible underground petroleum piping, or unique industrial applications requiring ability to withstand wide variations in temperature and vibration, all of our success rests on the metal hose made by Omega Flex. Most of our flexible metal hoses range in diameter from 1/4” to 2” while certain applications require diameters of up to 14”. All of our smaller diameter pipe (2” inner diameter and smaller) is made by a proprietary process that is known as the rotary process. The proprietary process that we use to manufacture our annular hose is the result of a long-term development effort begun in 1995. Through continuous improvement, we have over the years developed and fine-tuned the process so that we can manufacture annular flexible metal hose on a high speed, continuous process. We believe that our own rotary process for manufacturing annular corrugated metal hose is the most cost efficient method in the industry, and that our rotary process provides us with a unique advantage in many of the industries in which we participate. As a result, we are able to provide our product on a demand basis. In 2008, we achieved a delivery performance to the scheduled ship date of over 96%. The quick inventory turnover reduces our costs for in-process inventory, and further contributes to our gross margin levels. We have also improved our productivity on a historical basis.

Raw Materials

We use various materials in the manufacture of our products, primarily stainless steel for our flexible metal hose and plastics for our jacketing material on TracPipe® and CounterStrike® flexible gas piping. We also purchase all of our proprietary AutoFlare® brass fittings for use with the TracPipe® and CounterStrike® flexible gas piping. Although we have multiple sources qualified for all of our major raw materials and components, we have historically used one or two sources of supply for such raw materials and components. Our current orders for stainless steel and fittings are each placed with one or two suppliers. If any one of these sources of supply were interrupted for any reason, then we would have to devote additional time and expense in obtaining the same volume of supply from our other qualified sources. This potential transition, if it were to occur, could affect our operations and financial results during the period of such transition. Commodities markets in general and stainless steel in particular experienced downward price movement in 2008, resulting in a reduction of costs to manufacture products. The supply of our main raw materials appears to be stable with ample volume. We believe that with our purchase commitments for stainless steel, polyethylene and for our proprietary fittings, that we have adequate sources of supply for these raw materials and components for 2009. We have not had significant difficulty in obtaining the raw materials, component parts or finished goods from our suppliers in prior years. We believe that an ample supply of stainless steel will continue until there is a reduction in global capacity, such as mine closures, which would then cause a constriction. Continued volatility in the commodities marketplace and competitive conditions in the sale of our products may not allow us to pass along raw materials or component part price increases to our customers if that was the case. In addition, if raw material prices continue to decline there is no guarantee that our customers will continue to accept our current sales price and therefore margin could be reduced.

Business Seasonality

The demand for our TracPipe® and CounterStrike® flexible gas piping product may be affected by the construction industry’s demand, which generally may slacken in the winter months of each year due to cold and inclement weather. Accordingly, sales growth is usually higher in the spring, summer and fall, while sales in the winter may be static or rise only modestly.

Customers

We sell our products to customers scattered across a wide and diverse set of industries from construction to pharmaceutical with approximately 4,850 customers. These sales channels include sales through independent sales representatives, distributors, original equipment manufacturers, direct sales, and sales through our website on the internet. We utilize various distribution companies in the sale of our TracPipe® flexible gas piping, and these distribution customers in the aggregate represent a material portion of our business. In particular, our customer, Ferguson Enterprises, and its various branches, represents 18% of our sales and 23% of our accounts receivable balance at December 31, 2008. All of this business is done on a purchase order basis for immediate resale commitments or stocking, and there are no long-term purchase commitments. In the event we were to lose an account, we would not expect any long-term reduction in our sales due to the broad end-user acceptance of our products. We would anticipate that in the event of a loss of any one or more distributors, that after an initial transition period, the sale of our products would resume at or near their historical levels. Furthermore, in the case of certain national distribution chains like Ferguson and other distributors, it is possible that there would continue to be purchasing activity from one or more regional or branch distribution customers. We sell our products within North America, primarily in the United States and Canada, and we also sell our products internationally, primarily in Europe through our facility located in Banbury, England. Our sales outside of North America represent approximately 14% of our total net sales, with most of the sales occurring in the United Kingdom and elsewhere in Europe. We do not have a material portion of our long-lived assets located outside of the United States, and due to its small size, the foreign operations do not carry any additional risk from being located outside of the United States.

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

Competition

There are approximately ten manufacturers of flexible metal hose in the United States, and approximately that number in Europe, several in South America, and six to eight in Asia. The U. S. manufacturers include Titeflex Corporation, Ward Manufacturing, Truflex, Microflex, U. S. Hose, Hose Master, and several smaller privately held companies. No one manufacturer, as a general rule, participates in more than two of the major market categories as outlined above with most concentrating in just one. We estimate that we hold a number one or number two share position in the two major market categories in which we participate. In the flexible gas piping market, the U.S. market is currently concentrated in the residential housing market, and based on the reports issued by the national trade groups on housing construction, the level of acceptance of flexible gas piping in the construction market, and the average usage of flexible gas piping in a residential building, we are able to estimate with a high level of accuracy the size of the total gas piping market, and based on our sales our position within that market. For other applications, industry trade groups collect and report on the size of the relevant market, and we can estimate our percentage of the relevant market based on our sales as compared to the market as a whole. The larger of our two markets, the construction industry, has seen a reduction in the number of housing starts in 2008. As discussed elsewhere, black iron pipe or copper tube was historically used by all builders of commercial and residential buildings until the advent of flexible gas piping and changes in the relevant building codes. Since that time, flexible gas piping has taken an increasing share of the total amount of fuel gas piping used in construction, until at present we estimate that flexible gas piping is slightly more than one-half of the market for the residential component, but significantly less for commercial. Within the flexible gas piping market, we compete against five other manufacturers of flexible metal hose, including Titeflex, and Wardflex.

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

Intellectual Property

We have a comprehensive portfolio of intellectual property, including approximately 149 patents issued in 31 countries around the world. The patents cover (a) the AutoFlare® fittings used by the flexible gas piping to join the piping to a junction or assembly, (b) pre-sleeved corrugated stainless steel tubing for use in underground applications, (c) an electrically conductive jacket for flexible gas piping that we sell under the trademark CounterStrike®, and (d) a tubing containment system for our DoubleTrac® flexible underground petroleum piping. Our AutoFlare® fitting is the leading fitting for use with flexible gas piping because it offers a metal-to-metal seal between the fitting and the tubing, and because of its robustness and ease of use. The metal-to-metal contact provides for a longer lasting and more reliable seal than fittings which use gaskets or sealing compounds that can deteriorate over time. In applications involving fuel gases in a building, the ability to maintain the seal and prevent the leaking of such gases over long periods of time is valued by our customers. We also have received a patent for the composition of the polyethylene jacket used in our CounterStrike® flexible gas piping product, which has increased ability to dissipate electrical energy in the event of a nearby lightning strike. The tubing containment system of our DoubleTrac® flexible underground petroleum piping, which is also patented in the U.S. and in other countries, allows for the monitoring and collection of any liquids that may leak from the stainless steel containment layer. The expiration dates for the several patents covering our AutoFlare® fittings will expire between 2016 and 2020 and the Counterstrike® patent will expire 2025. We currently have several patent applications pending in the United States and internationally covering improvements to our AutoFlare® fittings and our CounterStrike® polyethylene jacket. Finally, and as mentioned above, our unique rotary process for manufacturing flexible metal hose has been developed over the last ten years, and constitutes a valuable trade secret. In 2007, a Pennsylvania court has issued a ruling that confirms our proprietary rotary manufacturing process does constitute a “trade secret” under Pennsylvania law, and is entitled to protection against unauthorized disclosure or misappropriation.

In 2008, we prevailed in a case in the U.S. District Court in Massachusetts, against a competitor in the CSST industry that had infringed on one or more of our U.S. patents covering our AutoFlare® fittings. The case was subsequently settled. See “Item 3 – Legal Proceedings” for a more detailed description of the litigation.

Employees

As of December 31, 2008, we had 118 employees. Most of our employees are located in our main facility in Exton, Pennsylvania, which is currently our main manufacturing facility, and which contains our engineering, finance, human resources and most sales personnel. Our factory workforce in Exton, Pennsylvania is not represented by a collective bargaining agent. We also maintain an office in Middletown, Connecticut where six employees in management and sales are primarily assigned. A number of individual sales personnel are scattered across the United States. We also maintain a facility in Banbury, England. The operation in England has a total of eleven people. The sales personnel in England handle all sales and service for our products in Europe and select accounts in Asia and the Middle East.

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

Internet Website

You may learn more about our company by visiting our website at www.omegaflex.com. Among other things, you can access our filings with the Securities and Exchange Commission. These filings include proxy statements, annual reports (Form 10-K), quarterly reports (Form 10-Q), and current reports (Form 8-K), as well as Section 16 reports filed by our officers and directors (Forms 3, 4 and 5). All of these reports will be available on the website as soon as reasonably practicable after we file the reports with the SEC. You may also view on our website the following important corporate governance documents:

•	Code of Business Ethics
•	Corporate Governance Guidelines
•	Charters for each of the Board committees
•	Policy on receiving complaints regarding account or internal control issues

Item 1B – UNRESOLVED STAFF COMMENTS

We do not have any unresolved comments from the staff of the Securities and Exchange Commission.

Item 2 - PROPERTIES

Our main facility is located in Exton, Pennsylvania about one hour west of Philadelphia and contains about 83,000 square feet of manufacturing and office space. We lease our Exton facility from Exton Ranch, LLC., our wholly-owned subsidiary. We lease additional non-manufacturing space in Downingtown, Pennsylvania approximately 5 miles from the main plant. The majority of manufacturing of our flexible metal hose is done at the Exton facility. The corporate office of Omega Flex, Inc. in Middletown, Connecticut is rented. In the United Kingdom, we rent a facility in Banbury, which manufactures products and serves sales, warehousing and operational functions as well.

Item 3 - LEGAL PROCEEDINGS

The Company is not presently involved in any litigation that it believes could materially and adversely affect its financial condition or results of operations, except as described in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations-under the sub-caption “Commitments”.

We were involved in a putative class action litigation filed in the Clark County Circuit Court, in Arkansas, alleging that our corrugated stainless steel tubing product, TracPipe® and similar products manufactured by several other manufacturers (also named as defendants in the case) was defective against potential damage caused by nearby lightning strikes. On September 5, 2006, we entered into a Stipulation and Settlement Agreement with the Class Representatives and Class Counsel, to settle and resolve the allegations brought forth in the lawsuit. We and the other defendants deny all of the allegations in the lawsuit, and deny any wrongdoing or legal liability, but agreed to settle this matter to avoid further cost and the uncertainty and risk of the outcome of further litigation. A copy of the Settlement Agreement has been filed as an exhibit to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on September 6, 2006, and is available on our website at www.omegaflex.com. The court gave final approval to the Settlement Agreement on February 1, 2007. The remedial program provided under the Settlement Agreement is currently processing claims from class members as provided under the Settlement Agreement. The deadline for submitting such claims was September 5, 2007, and the deadline for completing all work under the program is March 5, 2009. After the March 5, 2009 deadline, we will not have any further liabilities claims or expenses relating to this litigation.

In 2008, we prevailed in a patent infringement case against Parker Hannifin Corporation, a flexible gas pipe competitor, for infringement on one or more of our U.S. patents covering our AutoFlare® fittings. In 2006, the trial court has ruled that the competitor did infringe on one or more of our AutoFlare® patents, and in a subsequent jury trial in 2008, the jury returned a verdict that the AutoFlare® patents are valid. The case was subsequently settled by an agreement between the parties dated January 28, 2009. The settlement agreement provided that Parker Hannifin would (1) transfer information relating to its flexible gas piping customers to us, (2) work cooperatively with us to transition those customers to TracPipe or CounterStrike products, (3) agree not to make, sell or distribute competitive products for a five year period after the end of a transition period concluding on June 30, 2009, and (4) pay to us the balance of the damages awarded in patent infringement case, which amount is not material to us. Each of the parties also agreed to dismiss the patent infringement case with prejudice, and release the other from any claims that arose out of that litigation.

Item 4 - SUBMISSION OF MATTER TO A VOTE OF THE SECURITY HOLDERS

No matters were submitted to the security holders of the Company for a vote during the fourth quarter of 2008.

PART II

Item 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(All dollars in thousands except per share amounts)

Common Stock

Our common stock is listed on the NASDAQ Global Market, under the symbol OFLX. The number of shareholders of record as of December 31, 2008, based on inquiries of the registrant’s transfer agent, was 791. For this purpose, shareholders whose shares are held by brokers on behalf of such shareholders (shares held in “street name”) are not separately counted or included in that total.

The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock as reported by the NASDAQ Global Market.

PRICE RANGE

	2008		2007
	high	low	high	low

First Quarter	$17.89	$14.27	$23.32	$20.23
Second Quarter	$21.97	$14.40	$22.64	$18.91
Third Quarter	$31.21	$12.06	$19.66	$14.75
Fourth Quarter	$25.97	$16.04	$18.00	$12.94

We do not have any other securities, other than common stock, listed on a stock exchange or are publicly traded.

Dividends

We have declared two special dividends on our common stock between the period of 2007 and 2008.

On December 11, 2007, the Board of Directors declared a special dividend of $0.70 per share to all shareholders of record as of January 3, 2008, and payable as soon as practicable. The payment in the amount of $7,092 was subsequently paid on January 16, 2008.

On December 11, 2008, the Board declared a special dividend of $0.50 per share to all Shareholders of record as of December 16, 2008, and payable on December 23, 2008. The payment was made on schedule in the amount of $5,047.

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

CHANGES IN FINANCIAL CONDITION

(All dollars in thousands)

During 2008, the Company’s cash balance has decreased $3,370, from $13,143 at December 31, 2007 to $9,773 at December 31, 2008. Some of the more significant reductions that affected our cash balance included two special dividend payments, one in the amount of $7,092, which was paid on January 16, 2008, and another payment of $5,047 made on December 23, 2008. In addition, on March 3, 2008 the Company paid $1,850 associated with the Settlement Agreement outlined in Note 11. Those payments were partially offset by cash generated from earnings for the year and repayment of the note due from Mestek (see below).

Accrued Legal Settlement and Related Costs (Current and Long-Term) have decreased $2,232 with a detailed description provided in Note 11, Commitments and Contingencies.

Accounts receivable less allowances has decreased $3,146. The decrease is mostly a factor of diminished sales volume, with a portion derived from a weakening British pound sterling that has impacted the receivable balance of our UK operation, Omega Flex Limited.

In July of 2008, the Company received the entire $3,250 principal note balance and applicable interest from Mestek in accordance with the agreement mentioned in Note 3, Distribution from Mestek, Inc. (Spin-off) thus reducing the balance from December 31, 2007.

As discussed in Note 7, Shareholders’ Equity, in December of 2007 the Company declared a dividend, which amounted to $7,092. That amount was then paid on January 16, 2008.

RESULTS OF OPERATIONS

(All dollars in thousands)

Three-months ended December 31, 2008 vs. December 31, 2007

The Company reported comparative results from continuing operations for the three-month period ended December 31, 2008 and 2007 as follows:

	Three-months ended December 31,
	(in thousands)

	2008	2008	2007	2007
	($000)%		($000)%
Net Sales	$12,984	100.0%	$19,711	100.0%
Gross Profit	$5,963	45.9%	$10,999	55.8%
Operating Profits	$1,232	9.5%	$ 4,963	25.2%

The Company’s sales decreased $6,727 (34.1%) from $19,711 in the three-month period ended December 31, 2007 as compared to $12,984 in the three-month period December 31, 2008.

Revenue for the three-months ended December 31, 2008 reflects continued weakness in the residential construction industry, both in the United States and in Europe, which was offset somewhat by gains in market share. Overall, volume for the quarter was down 37.8% compared to the prior year quarter, partially offset by a favorable product mix and higher selling prices.

The Company’s gross profit margins decreased from 55.8% in the three-month period ended December 31, 2007 to 45.9% in the three-month period ended December 31, 2008. The decrease in margin is the result of a substantial reduction in promotional incentives in the prior year largely attributable to customers not achieving certain volume tiers, which increased 2007 net sales. In addition, the Company absorbed unusual inventory charges of approximately $400 during the 4th quarter of 2008, which further diminished the margin.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $3,039 and $2,359 for the three months ended December 31, 2007 and 2008, respectively. The reduction was mostly attributable to decreases in commissions and freight related to sales volume, as well as a decrease in employee resources. Sales expense as a percentage of sales however increased from 15.4% for the three-months ended December 31, 2007 to 18.2% for the three-months ended December 31, 2008.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $2,220 and $1,746 for the three months ended December 31, 2007 and 2008, respectively. The $474 decrease in expenses is mostly attributable to a decrease in staffing related expenses, and consulting fees. However, general and administrative expense, as a percentage of sales, increased from 11.3% for the three months ended December 31, 2007 to 13.4% for the three months ended December 31, 2008.

Legal Settlement and Related Costs. Legal charges related to the Arkansas litigation in the final three months of 2007 and 2008, were coincidentally $31 for both periods. Further details are provided in Note 11, Commitments and Contingencies. We anticipate very little costs associated with this litigation going forward.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $746 and $595 for the three months ended December 31, 2007 and 2008 respectively. The $151 decrease in engineering expenses is mostly due to a decrease in new product development costs and associated travel expenses. However, engineering expenses as a percentage of sales grew to 4.6% for the three months ended December 31, 2008 from 3.8% for the three months ended December 31, 2007.

Reflecting all of the factors mentioned above, most notably the decline in sales, Operating Profit margins decreased $3,731 from a profit of $4,963 in the three-month period ended December 31, 2007 to a profit of $1,232 in the three-month period ended December 31, 2008.

Interest Income-Net. Interest income-net represents interest income on our interest-bearing investments.

Other Income-Net. Other Income-net primarily consists of foreign currency exchange gains (losses) on transactions performed by Omega Flex Limited, our U.K. subsidiary, which were settled in currencies other than the British pound sterling.

Income Tax Expense. The Company’s effective tax rate in 2008 approximates the 2007 rate and does not differ materially from expected statutory rates.

Twelve months ended December 31, 2008 vs. December 31, 2007

The Company reported comparative results from continuing operations for the twelve-month period ended December 31, 2008 and 2007 as follows:

	Twelve-months ended December 31,
	(in thousands)

	2008	2008	2007	2007
	($000)%		($000)%
Net Sales	$63,484	100.0%	$74,510	100.0%
Gross Profit	$31,219	49.2%	$36,054	48.4%
Operating Profits	$11,100	17.5%	$13,212	17.7%

The Company’s sales decreased from $74,510 in the twelve-month period ended December 31, 2007 as compared to $63,484 in the twelve-month period ended December 31, 2008.

Revenue for the twelve months ended December 31, 2008 reflects continued weakness in the residential construction industry, both in the United States and in Europe, which was offset somewhat by gains in market share. Overall volume for the twelve months was down 23.8% compared to the prior year, partially offset by a favorable product mix and higher selling prices.

The Company’s gross profit margins increased from 48.4% in the twelve-month period ended December 31, 2007 to 49.2% in the twelve-month period ended December 31, 2008. The increase in margin is primarily the result of the sales factors mentioned above combined with lower raw material costs, in particular stainless steel. Additionally, manufacturing efficiencies contributed to improved margins.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $11,976 and $10,413 for the twelve months ended December 31, 2007 and 2008, respectively. The reduction was largely attributable to decreases in commissions and freight related to sales volume, as well as a decrease in employee resources. However, sales expense as a percentage of sales increased from 16.1% for the twelve months ended December 31, 2007 to 16.4% for the twelve months ended December 31, 2008.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were generally in line with last year at $7,657 and $7,697 for the twelve months ended December 31, 2007 and 2008, respectively. General and administrative expense, as a percentage of sales, increased from 10.3% for the twelve months ended December 31, 2007 to 12.1% for the twelve months ended December 31, 2008.

Legal Settlement and Related Costs. Legal charges related to the Arkansas litigation in the twelve months of 2007 and 2008, were $516 and ($213), respectively. The Company recognized a $150 reduction in legal costs in 2008 due to the early class action settlement payment in March of 2008 as disclosed in Note 11, Commitments and Contingencies, and a $212 benefit in the third quarter of 2008 due to new information provided by the claims administrator relative to the closure of the outstanding estimated claim charges. The majority of the costs associated with this litigation are now behind the Company and therefore the costs in general were decreased from the 4th quarter of last year.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $2,693 and $2,222 for the twelve months ended December 31, 2007 and 2008 respectively. The decrease is primarily connected to reduced developmental expenses. Engineering expenses as a percentage of sales decreased from 3.6% for the twelve months ended December 31, 2007 to 3.5% for the twelve months ended December 31, 2008.

Reflecting all of the factors mentioned above, Operating Profit decreased $2,112 from a profit of $13,212 in the twelve-month period ended December 31, 2007 to a profit of $11,100 in the twelve-month period ended December 31, 2008.

Interest Income-Net. Interest income-net includes interest income on the note receivable from Mestek, which was paid off in July of 2008, and interest income on our interest-bearing investments.

Other (Expense) Income-Net. Other Income-net primarily consists of foreign currency exchange gains (losses) on transactions.

Income Tax Expense. The Company’s effective tax rate in 2008 approximates the 2007 rate and does not differ materially from expected statutory rates.

COMMITMENTS AND CONTINGENCIES

(All dollars in thousands)

Commitments:

On September 5, 2006 the Company and other defendants entered into a Stipulation and Settlement Agreement with the Class Representatives and Class Counsel, to settle and resolve the allegations brought forth in the lawsuit titled Lovelis, et al. v. Titeflex Corp., Inc., et al. in the Arkansas Circuit Court, Clark County. Both the Company and the other defendants denied these allegations, and denied any wrongdoing or legal liability, but agreed to settle this matter to avoid further cost and the uncertainty and risk of the outcome of further litigation. Under the Settlement Agreement, the Company agreed to pay the value of each payment voucher redeemed by a class member for the installation of a lightning protection system or bonding and grounding of the Company’s CSST product. The amount of the voucher is dependent on the geographical area in the United States where the building is located and the size of the heated or air-conditioned area of the building. The Company also agreed to pay a fixed amount of administrative expenses and attorneys’ fees to the Class Counsel. The Company originally estimated that the total amount of the liability relating to the settlement of the litigation would fall within a range of approximately $8,810 and $10,200. Thus far, the actual results appear to be reaching closer towards the bottom of the range, since the Company has paid approximately $8,424 related to the Settlement with a remaining liability of $24 classified in current liabilities. This amount is based on currently available information and certain estimates and judgments, and is subject to revision as actual claims are received. Based on the most recent information as provided by the claims administrator, the Company was able to reduce the liability by $212 in the third quarter of 2008, as the estimated outstanding claim charges reach closure. As of December 31, 2008, the third party administrator of the settlement program has received 775 claims relating to the Company’s products in connection with the Settlement, but only 260 class members actually contracted with a third party contractor to perform the work. In addition, there is a $16 current liability for legal services related to the Settlement.

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

The Company has entered into salary continuation agreements with two employees, which provide for monthly payments to each of the employee or his designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1 per month to $3 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65. The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause, the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments is included in Other Liabilities, which amounts to $350 for December 31, 2008 and $312 at December 31, 2007. The Company has obtained and is the beneficiary of three whole life insurance policies in respect of the two employees discussed above, and one other policy. The cash surrender value of such policies (included in Other Long-Term Assets) amounts to $534 at December 31, 2008 and $521 at December 31, 2007.

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

The Company completed a Spin-Off from its former parent, Mestek, Inc. (Mestek) on July 29, 2005. At the effective date of the Spin-Off, Mestek was indebted to the Company in the amount of approximately $3,250 which was converted on the effective date of the Spin-Off to a 3-year note receivable from Mestek, with a maturity date of August 1, 2008. In October 2007, the Company entered into a subordination agreement with Bank of America (“BOA”), Mestek’s bank, whereby the Company agreed to subordinate its loan to BOA. On July 31, 2008, Mestek paid the entire principal balance of the note with accrued interest to the Company in accordance with the terms of the note. The Company has subsequently received correspondence from attorneys for Bank of America that BOA believes that the payment by Mestek to Omega Flex did not conform to the notice requirements of the subordination agreement, and have requested that the Company reinstitute the $3,250 loan to Mestek, and to subordinate that loan to the BOA loan. The Company has reviewed this matter with outside counsel, and although we do not believe in light of all the facts that the Bank’s position has any substantial merit, it is possible that additional information may cause the Company to reassess its position.

For costs associated with the Company’s medical plans, the Company’s liability is limited to $35 per case and an aggregate of $660 annually for health insurance.

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

FUTURE IMPACT OF KNOWN TRENDS OR UNCERTAINTIES

The Company’s operations are sensitive to a number of market factors, any one of which could materially adversely affect its results of operations in any given year:

Construction Activity—The Company is directly impacted by the level of single family and multi-family residential housing starts and, to a lesser extent, commercial construction starts. Historically low interest rates and easy availability of credit, contributed to strong residential construction activity in recent years. There are a number of factors in the current economy that are reducing the demand residential, commercial and institutional construction. These factors include:

•	the crisis in the financial markets has reduced the availability of financing for new construction,
•	foreclosures have increased the inventory of available residential housing, thereby decreasing the demand for new construction, and
•	consumer demand has declined as a result of reduced economic activity.

Initiatives by the federal government to stabilize the residential housing markets and stimulate the economy, and lower interest rates, may act to increase residential construction activity, but it is possible that those initiatives will take some time to have an appreciable effect, or they may not be effective in stabilizing or stimulating the economy. The reductions in residential construction activity may be expected to adversely affect the Company’s revenues, possibly materially.

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

Purchasing Practices—It has been the Company’s policy in recent years to aggregate purchase volumes for high value commodities with fewer vendors to achieve maximum cost reductions while maintaining quality and service. This policy has been effective in reducing costs, but has introduced additional risk which could potentially result in short-term supply disruptions or cost increases from time to time in the future.

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

Goodwill and Intangible Assets

In accordance with FAS 142, the Company ceased recording amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002. The Company performed annual impairment tests in accordance with FAS 142 as of December 31, 2007 and December 31, 2008 which analyses indicated in all cases no impairment of goodwill.

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

LIQUIDITY AND CAPITAL RESOURCES

(All dollars in thousands)

Twelve Months ended December 31, 2008

As of December 31, 2008, the Company had $9,773 in consolidated cash, cash equivalents and short-term investments, which is $3,370 less than at December 31, 2007, mostly resulting from cash payments during the year for two special dividends of $7,092 and $5,047, and $1,850 related to the Legal Settlement discussed in Note 11. The decrease was partially offset by cash generated from the receipt of the Mestek note in the amount of $3,250 and earnings for the year.

Operating Activities

Cash provided by operations for 2008 was $7,319 compared with $612 in 2007, a $6,707 increase. The most significant component was the $6,184 payment related to the Legal Settlement made in 2007 versus $2,232 paid in 2008, a change of $3,952.

Accounts receivable provided $2,942 for the twelve months ending December 31, 2008 compared to $442 used during the twelve months of 2007. The increase is predominately due to collection of outstanding receivable balances during the year.

Investing Activities

In July of 2008, Mestek paid the entire $3,250 outstanding principal note balance as described in Note 3, therefore increasing cash accordingly. However, as disclosed above, the Company has received a request to reinstitute the lending arrangement with Mestek, and subordinate that loan to the Bank of America loan to Mestek. The Company has reviewed this matter with outside counsel, and although we do not believe in light of all the facts that the Bank’s position has any substantial merit, it is possible that additional information may cause the Company to reassess its position.

Capital spending for the twelve months ended December 31, 2008 was $533. Capital spending in the twelve months ended December 31, 2007 was $542.

On September 12, 2007, the Company announced that its Board of Directors authorized the purchase of up to $5,000 of its common stock. The purchases may be made from time-to-time in open market or in privately negotiated transactions, depending on market and business conditions, within the next 24 months. The Board retained the right to cancel extend, or expand the share buyback program, at any time and from time-to-time. For 2008 and 2007, the Company purchased 34,708 shares for $541 and 25,117 shares for $367; respectively.

Financing

Cash used in financing activities during 2007 was $12,347, which was mostly related to the two special dividends paid during 2008 totaling $12,139. This is compared to $4,428 in 2007 when the Company paid one dividend in the amount of $4,061.

On September 18, 2008, the Company extended its Revolving Line of Credit Note and a Loan Agreement with Sovereign Bank, N.A., whereby the company established a line of credit facility for a one-year duration ending September 4, 2009, and in the maximum amount of $7,500. The loan agreement provides for the payment of any loan under the agreement at a rate that is either prime rate less 1%, or LIBOR rate plus 1%. Under the terms of the agreement, the Company is required to pay a nominal commitment fee, and is also delegated to pay a “Line Fee” equal to one-tenth percent (0.10%) of the average unused balance on a quarterly basis. As of December 31, 2008, the Company does not have any loans or loan balances outstanding under the loan agreement.

The Company believes its liquidity position as of December 31, 2008 is fully adequate to meet foreseeable future needs and that the Company will possess adequate cash reserves to meet its day-to-day needs including any acquisitions or capital expenditures or stock repurchases it can reasonably foresee at this time.

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

Off-Balance Sheet Obligations or Arrangements

The Company has off-balance sheet obligations or arrangements at December 31, 2008 that relate to purchase commitments and operating lease obligations totaling $9,730. The total amount of these obligations at December 31, 2007 was $25,738.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Omega Flex, Inc.:

We have audited the consolidated balance sheets of Omega Flex, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Vitale Caturano & Company, P.C.

Boston, Massachusetts

March 16, 2009

OMEGA FLEX, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31,

(Dollars in thousands)

	2008	2007

ASSETS
Current Assets
Cash and Cash Equivalents	$9,773	$13,143
Accounts Receivable - less allowances of $42 and $137, respectively	6,986	10,132
Inventories	10,242	10,567
Note Receivable from former Parent Company	---	3,250
Deferred Taxes	922	1,179
Other Current Assets	603	328

Total Current Assets	28,526	38,599

Property and Equipment – net	6,407	6,749
Goodwill	3,526	3,526
Other Long Term Assets	534	521

Total Assets	$38,993	$49,395

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,562	$1,486
Accrued Compensation	2,169	2,692
Accrued Commissions and Sales Incentives	2,028	3,032
Accrued Legal Settlement and Related Costs	40	1,272
Dividends Payable	---	7,092
Other Accrued Liabilities	1,617	2,046

Total Current Liabilities	7,416	17,620

Deferred Taxes	1,168	1,216
Long-Term portion of Accrued Legal Settlement	---	1,000
Other Liabilities	1,025	891

Total Liabilities	9,609	20,727

Minority Interests	136	129

Shareholders’ Equity:
Common Stock – par value $0.01 share: authorized 20,000,000- shares: 10,093,808 and 10,128,516 shares issued and outstanding at December 31, 2008 and 2007, respectively	102	102
Paid in Capital	10,832	11,372
Retained Earnings	18,986	16,651
Accumulated Other Comprehensive Income (Loss)	(672)	414

Total Shareholders’ Equity	29,248	28,539

Total Liabilities and Shareholders’ Equity	$38,993	$49,395

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,

	2008	2007
	(Amounts in thousands, except earnings per Common Share)
Net Sales	$63,484	$74,510

Cost of Goods Sold	32,265	38,456

Gross Profit	31,219	36,054

Selling Expense	10,413	11,976
General and Administrative Expense	7,697	7,657
Engineering Expense	2,222	2,693
Legal Settlement and Related Costs	(213)	516

Operating Profit	11,100	13,212

Interest Income, Net	291	562
Other Income (Loss), Net	(91)	34

Income Before Income Taxes	11,300	13,808

Income Tax Expense	3,918	5,126

Net Income	7,382	8,682

Basic Earnings per Common Share	$0.73	$0.86

Basic Weighted Average Shares Outstanding	10,100	10,152

Diluted Earnings per Common Share	$0.73	$0.86

Diluted Weighted Average Shares Outstanding	10,100	10,152

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

For the years ended December 31, 2008 and 2007

	Common Stock Outstanding	Common Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(Dollars in Thousands)
Balance -December 31, 2006	10,153,633	$102	$11,739	$15,061	$829	$27,731

Net Income				8,682		8,682
Cumulative Translation Adjustment					(415)	(415)
Comprehensive Income						8,267
Purchase of Shares for Treasury	(25,117)		(367)			(367)
Dividends Accrued				(7,092)		(7,092)
Balance -December 31, 2007	10,128,516	$102	$11,372	$16,651	$414	$28,539

Net Income				7,382		7,382
Cumulative Translation Adjustment					(1,086)	(1,086)
Comprehensive Income						6,296
Purchase of Shares for Treasury	(34,708)		(540)			(540)
Dividends Accrued and Paid				(5,047)		(5,047)
Balance -December 31, 2008	10,093,808	$102	$10,832	$18,986	($672)	$29,248
	========	===	=====	=====	====	======

See Accompanying Notes to Consolidated Financial Statements

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

	2008	2007
	(Dollars in Thousands)

Cash Flows from Operating Activities:
Net Income	$7,382	$8,682
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Non-Cash Compensation Expense	49	15
Depreciation and Amortization	599	498
Provision for Losses on Accounts
Receivable, net of write-offs and recoveries	(78)	58
Change in Minority Interests	8	74
Changes in Assets and Liabilities:
Accounts Receivable	2,942	(442)
Inventory	(244)	(2,408)
Accounts Payable	380	250
Accrued Compensation	(523)	330
Accrued Legal Settlement & Related Costs	(2,232)	(6,184)
Other Liabilities	(1,206)	(1,680)
Other Assets	242	1,419
Net Cash Provided by Operating Activities	7,319	612

Cash Flows from Investing Activities:
Proceeds from Note Receivable from former Parent Company	3,250	---
Capital Expenditures	(533)	(542)

Net Cash provided by (Used In) Investing Activities	2,717	(542)

Cash Flows from Financing Activities:
Principal (Payments)/Borrowings Under Long Term Debt Obligations	333	---
Treasury Stock Purchases	(541)	(367)
Dividends Paid	(12,139)	(4,061)

Net Cash Used In Financing Activities	(12,347)	(4,428)

Net Increase (Decrease) in Cash and Cash Equivalents	(2,311)	(4,358)

Translation effect on cash	(1,059)	77
Cash and Cash Equivalents - Beginning of Period	13,143	17,424

Cash and Cash Equivalents - End of Period	$9,773	$13,143
	=====	======

Schedule of Non-cash Financing Activities
Accrual of dividend declared	---	$7,092
	=====	=====
	---	$7,092

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All dollars in thousands except per share amounts)

1. BASIS OF PRESENTATION AND CONSOLIDATION

Description of Business

The accompanying consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). The Company’s audited consolidated financial statements for the year ended December 31, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles, and with the instructions of Form 10-K and Article 10 of Regulation S-X. All material inter-company accounts and transactions have been eliminated in consolidation.

The Company is a leading manufacturer of flexible metal hose, which is used in a variety of applications to carry gases and liquids within their particular applications. These applications include carrying liquefied gases in certain processing applications, fuel gases within residential and commercial buildings and vibration absorbers in high vibration applications. The Company’s industrial flexible metal piping is used to carry other types of gases and fluids in a number of industrial applications where the customer requires the piping to have both a degree of flexibility and/or an ability to carry corrosive compounds or mixtures, or to carry at both very high and very low (cryogenic) temperatures.

The Company manufactures flexible metal hose at its facility in Exton, Pennsylvania with a minor amount of manufacturing performed in the UK, and sells its product through distributors, wholesalers and to original equipment manufacturers (“OEMs”) throughout North America, and in certain European markets.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents include investments in an institutional money market fund, which invests in U.S. Treasury bills, notes and bonds, and/or repurchase agreements, backed by such obligations. Carrying value approximates fair value. Cash and cash equivalents are deposited at various area banks, which at times may exceed federally insured limits. The Company has not experienced any losses related to these balances, and management believes its credit risk to be minimal.

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

Excess of Cost Over Net Assets of Acquired Companies (Goodwill)

In accordance with FAS 142, the Company ceased recording amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002. The Company performed annual impairment tests in accordance with FAS 142, where fair value of the reporting unit was compared to the carrying amount. The fair value of the reporting unit exceeded the carrying amounts, therefore as of December 31, 2007 and December 31, 2008 the analysis showed no impairment of goodwill.

Advertising Expense

Advertising costs are charged to operations as incurred. Such charges aggregated $699 and $610, for the years ended December 31, 2008, and 2007, respectively.

Research and Development Expense

Research and development expenses are charged to operations as incurred. Such charges aggregated $729, and $1,121, for the years ended December 31, 2008 and 2007, respectively and are included in Engineering expense in the accompanying financial statements.

Shipping Costs

Shipping costs are included in selling expense on the Statement of Operations. The expense relating to shipping was $1,701 in 2008 and $1,978 in 2007.

Provision for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on any known collection issues, historical experience, and other currently available evidence. Due to a viable customer base and strong credit policies the Company had recognized only nominal expenses with regard to uncollectible accounts for the years ended December 31, 2008 and 2007. In regards to identifying uncollectible accounts, the Company reviews an Aging report on a consistent basis to determine past due accounts and charges off those accounts that are deemed uncollectible once all collection efforts have been exhausted.

Earnings per Common Share

Basic earnings per share have been computed using the weighted average number of common shares outstanding.

Currency Translation

Assets and liabilities denominated in foreign currencies, most of which relates to our UK subsidiary whose functional currency is British pounds sterling, are translated into U.S. dollars at exchange rates prevailing on the balance sheet date. The Statement of Operations is translated into U.S. dollars at average exchange rates. Adjustments resulting from the translation of financial statements are excluded from the determination of income and are accumulated in a separate component of shareholders’ equity. Exchange gains and losses resulting from foreign currency transactions are included in operations (other income (expense)) in the period in which they occur.

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

Other Comprehensive (Loss) Income

For the years ended December 31, 2008 and 2007, respectively, the components of Other Comprehensive (Loss) Income consisted solely of foreign currency translation adjustments.

Significant Customer

One customer accounted for approximately 18% of Sales in 2008 and 23% of Accounts Receivable at December 31, 2008. One customer represented 19% of Sales in 2007 and 17% of Accounts Receivable at December 31, 2007.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company does not believe that this new pronouncement will have significant impact on the Company’s financial statements in future periods.

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

At the effective date of the Spin-Off, Mestek was indebted to the Company in the amount of $3,250 which was converted on the effective date of the Spin-Off to a 3-year note receivable from Mestek bearing interest at 100 basis points above the then prevailing 3-year US Treasury note yield at approximately 5%. The principal balance of the Note at December 31, 2007 remained $3,250 however; in July of 2008 Mestek paid the entire $3,250 principal note balance and applicable interest in accordance with the above agreement. Interest income recorded on the note was approximately $95 for the twelve months ended 2008 and $163 for 2007.

In October 2007, the Company entered into a subordination agreement with Bank of America (“BOA”), Mestek’s bank, whereby the Company agreed to subordinate its loan to BOA’s outstanding loans to Mestek. On July 31, 2008, Mestek paid the entire $3,250 principal balance of the note with accrued interest to the Company in accordance with the terms of the note. The Company has subsequently received correspondence from attorneys for Bank of America that BOA believes that the payment by Mestek to Omega Flex did not conform to the notice requirements of the subordination agreement, and have requested that the Company reinstitute the $3,250 loan to Mestek, and to subordinate that loan to the BOA loan. The Company has reviewed this matter with outside counsel, and although we do not believe in light of all the facts that the Bank’s position has any substantial merit, it is possible that additional information may cause the Company to reassess its position.

4. INVENTORIES

Inventories consisted of the following at December 31:

	2008	2007
	(in thousands)

Finished Goods	$7,673	$7,150
Raw Materials	2,569	3,417

Total Inventory, Net	$10,242	$10,567
	======	======

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2008	2007	Depreciation and Amortization Est. Useful Lives
	(in thousands)

Land	$538	$538
Buildings	4,141	4,141	39 Years
Leasehold Improvements	192	249	3-10 Years
Equipment	8,059	7,808	3-10 Years
	12,930	12,736
Accumulated Depreciation	(6,523)	(5,987)
	$6,407	$6,749
	======	=====

The above amounts include approximately $452 at December 31, 2008 and $134 at December 31, 2007 in assets that had not yet been placed in service by the Company. No depreciation was recorded in the related periods for these assets.

Depreciation and amortization expense was approximately $536 and $498 for the years ended December 31, 2008 and 2007, respectively.

6. DEBT

Long-term Debt:

The Company did not have any Long-term debt outstanding at December 31, 2008 or 2007.

On September 18, 2008, the Company extended its Revolving Line of Credit Note and a Loan Agreement with Sovereign Bank, N.A., whereby the company established a line of credit facility for a one-year duration ending September 4, 2009, and in the maximum amount of $7,500. The loan agreement provides for the payment of any loan under the agreement at a rate that is either prime rate less 1%, or LIBOR rate plus 1%. Under the terms of the agreement, the Company is required to pay a nominal commitment fee, and is also delegated to pay a “Line Fee” equal to one-tenth percent (0.10%) of the average unused balance on a quarterly basis. As of December 31, 2008, the Company does not have any loans or loan balances outstanding under the loan agreement.

7. SHAREHOLDERS’ EQUITY

As of December 1, 2008 and December 31, 2007, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share, and had 10,093,808 and 10,128,516 shares issued and outstanding, respectively.

On December 11, 2007, the Board declared a special dividend of $0.70 per share to all Shareholders of record as of January 3, 2008, which was subsequently paid on January 16, 2008 in the amount of $7,092. In addition, on December 11, 2008, the Company announced that on December 8, 2008 the Board declared a dividend of $0.50 per share to all shareholders of record as of December 16, 2008, which was paid on December 23, 2008 in the amount of $5,047.

On September 12, 2007, the Company announced that its Board of Directors has authorized the purchase of up to $5,000 of its common stock. The purchases may be made from time-to-time in open market or in privately negotiated transactions, depending on market and business conditions, within the next 24 months. The Board retained the right to cancel, extend, or expand the share buyback program, at any time and from time-to-time. During 2008, the Company purchased 34,708 shares for $540, including commissions. Since inception, the Company has purchased a total of 59,825 shares for approximately $907 or $15 per share.

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

8. INCOME TAXES

Income tax expense consisted of the following:

	2008	2007
	(in thousands)
Federal Income Tax:
Current	$2,736	$1,411
Deferred	188	2,240
State Income Tax:
Current	440	178
Deferred	34	336
Foreign Income Tax:
Current	533	763
Deferred	(13)	198
Income Tax Expense	$3,918	$5,126
	=====	=====

Pre-tax income included foreign income of $1,789 and $2,125 in 2008 and 2007, respectively.

Total income tax expense differed from “statutory” income tax expense, computed by applying the U.S. federal income tax rate of 35% to earnings before income tax, as follows:

	2008	2007
	(in thousands)

Computed “statutory” income tax expense	$3,955	$4,833
State income tax, net of federal tax benefit	307	334
Foreign tax rate differential	(116)	(127)
Other - net	(228)	86

Income Tax Expense	$3,918	$5,126
	=====	=====

A deferred income tax (expense) benefit results from temporary timing differences in the recognition of income and expense for income tax and financial reporting purposes. The components of and changes in the net deferred tax assets (liabilities) which give rise to this deferred income tax (expense) benefit for the years ended December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
	(in thousands)

Current Deferred Taxes:
Compensation Assets	$436	$96
Inventory Valuation	504	293
Accounts Receivable Valuation	13	47
Legal Reserves	9	852
Other	171	157
Prepaid Expenses	(211)	(266)
Total Current	$922	$1,179
	====	=====
Long Term Deferred Taxes:
Compensation Liabilities	$134	---
FIN 48 Asset	53	34
Depreciation and Amortization	(1,355)	(1,250)
Total Long Term	($1,168)	($1,216)

Total Deferred Tax Liability	($246)	($37)
	=====	====

Management believes it is more likely than not that the Company will have sufficient taxable income when these timing differences reverse and that the deferred tax asset will be realized and, accordingly, no valuation allowance is deemed necessary.

Cash paid for taxes amounted to $4,415 for 2008 and $3,450 for 2007.

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

As of January 1, 2008, the Company has provided a liability of $564 for unrecognized tax benefits related to various federal and state income tax matters. Of this amount, the amount that would impact the Company’s effective tax rate, if recognized, is $500. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by the federal tax benefit of state income tax items of $64. The reserve has increased by $48 in the twelve-months ended December 31, 2008.

The Company expects that the amounts of unrecognized tax benefits will change somewhat within the next 12 months as a result of expiring statutes.

The Company is currently subject to audit by the Internal Revenue Service for the calendar years ended 2005, 2006 and 2007. The Company and its Subsidiaries state income tax returns are subject to audit for the calendar years ended 2004 through 2007.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year:

Beginning Unrecognized Tax Benefits – 12/31/07	$564
Current Year – Increases	---
Current Year – Decreases	---
Current Year – Interest/Penalties	$48
Settlements	---
Expire Statutes	---
Ending Unrecognized Tax Benefits – 12/31/08	$612
====

9. LEASES

In the United Kingdom the Company leases a facility in Banbury, which serves sales, warehousing and operational functions. The lease in Banbury was effective April 1, 2006 and has a 6.5 year term with an option to renew.

The Company sublet office space in Westfield, MA from a related party, Mestek, Inc., in 2007 through the termination of the lease on July 31, 2007. After July 31, 2007 the Company leased office space in Middletown, CT for approximately $7 a month. The Company also leased warehouse space in Downingtown, PA on a month-to-month basis in both 2007 and 2008.

Rent expense for operating leases was approximately $447 and $541 for the years ended December 31, 2008, and 2007, respectively.

Future minimum lease payments under non-cancelable leases as of December 31, 2008 are as follows:

Year Ending December 31,	Operating Leases
(in thousands)

2009	$404
2010	402
2011	427
2012	422
2013	0
Thereafter	0

Total Minimum Lease Payments	$1,655
=====

10. EMPLOYEE BENEFIT PLANS

Defined Contribution and 401-K Plans

The Company maintains a qualified non-contributory profit-sharing plan covering all eligible employees. Contributions to the plan charged to expense were approximately $224 and $214, for the years ended December 31, 2008 and 2007, respectively.

Contributions to the Plan are defined as three percent (3%) of gross wages up to the current Old Age, Survivors, and Disability (OASDI) limit and six percent (6%) of the excess over the OASDI limit, subject to the maximum allowed under the Employee Retirement Income Security Act (ERISA). The plan’s vesting terms fully vest participants over six years.

The Company also maintains a savings & retirement plan qualified under Internal Revenue Code Section 401(k) for all employees. Employees are eligible to participate in the Plan the first day of the month following date of hire. Participants may elect to have up to fifty percent (50%) of their compensation withheld, up to the maximum allowed by the Internal Revenue Code. After completing (1) year of service, the Company contributes an additional amount equal to 25% of all employee contributions, up to a maximum of 6% of an employee’s gross wages. Contributions are funded on a current basis. Contributions to the Plan charged to expense for the years ended December 31, 2008 and 2007 were approximately $76 and $67, respectively. The Company contribution vesting terms fully vest participants over six years.

11. COMMITMENTS AND CONTINGENCIES

Commitments:

On September 5, 2006 the Company and other defendants entered into a Stipulation and Settlement Agreement with the Class Representatives and Class Counsel, to settle and resolve the allegations brought forth in the lawsuit titled Lovelis, et al. v. Titeflex Corp., Inc., et al. in the Arkansas Circuit Court, Clark County. Both the Company and the other defendants denied these allegations, and denied any wrongdoing or legal liability, but agreed to settle this matter to avoid further cost and the uncertainty and risk of the outcome of further litigation. Under the Settlement Agreement, the Company agreed to pay the value of each payment voucher redeemed by a class member for the installation of a lightning protection system or bonding and grounding of the Company’s CSST product. The amount of the voucher is dependent on the geographical area in the United States where the building is located and the size of the heated or air-conditioned area of the building. The Company also agreed to pay a fixed amount of administrative expenses and attorneys’ fees to the Class Counsel. The Company originally estimated that the total amount of the liability relating to the settlement of the litigation would fall within a range of approximately $8,810 and $10,200. Thus far, the actual results appear to be reaching closer towards the bottom of the range, since the Company has paid approximately $8,424 related to the Settlement with a remaining liability of $24 classified in current liabilities. This amount is based on currently available information and certain estimates and judgments, and is subject to revision as actual claims are received. Based on the most recent information as provided by the claims administrator, the Company was able to reduce the liability by $212 in the third quarter of 2008, as the estimated outstanding claim charges reach closure. As of December 31, 2008, the third party administrator of the settlement program has received 775 claims relating to the Company’s products in connection with the Settlement, but only 260 class members actually contracted with a third party contractor to perform the work. In addition, there is a $16 current liability for legal services related to the Settlement.

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

The Company has entered into salary continuation agreements with two employees, which provide for monthly payments to each of the employee or his designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1 per month to $3 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65. The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause, the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments is included in Other Liabilities, which amounts to $350 for December 31, 2008 and $312 at December 31, 2007. The Company has obtained and is the beneficiary of three whole life insurance policies in respect of the two employees discussed above, and one other policy. The cash surrender value of such policies (included in Other Long-Term Assets) amounts to $534 at December 31, 2008 and $521 at December 31, 2007.

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

The Company completed a Spin-Off from its former parent, Mestek, Inc. (Mestek) on July 29, 2005. At the effective date of the Spin-Off, Mestek was indebted to the Company in the amount of approximately $3,250 which was converted on the effective date of the Spin-Off to a 3-year note receivable from Mestek, with a maturity date of August 1, 2008. In October 2007, the Company entered into a subordination agreement with Bank of America (“BOA”), Mestek’s bank, whereby the Company agreed to subordinate its loan to BOA. On July 31, 2008, Mestek paid the entire principal balance of the note with accrued interest to the Company in accordance with the terms of the note. The Company has subsequently received correspondence from attorneys for Bank of America that BOA believes that the payment by Mestek to Omega Flex did not conform to the notice requirements of the subordination agreement, and have requested that the Company reinstitute the $3,250 loan to Mestek, and to subordinate that loan to the BOA loan. The Company has reviewed this matter with outside counsel, and although we do not believe in light of all the facts that the Bank’s position has any substantial merit, it is possible that additional information may cause the Company to reassess its position.

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

The Company uses the Black-Scholes option pricing model (a Level 2 measurement under SFAS 157) as its method for determining fair value of the Units. The Company uses the straight-line method of attributing the value of the stock-based compensation expense relating to the Units. The compensation expense (including adjustment of the liability to its fair value) from the Units is recognized over the service or vesting period of each grant or award.

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

0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense for December 31, 2008.

In accordance with SFAS 123R, the Company recorded compensation expense of approximately $49 in 2008 related to the Phantom Stock Plan.

The fair value of the Units granted through the year ended December 31, 2008 using the Black-Scholes option-pricing model, uses the following assumptions:

	Expected Term	Expected Volatility Factor	Expected Dividend Amount	Risk-Free Interest Rate
2007	3.0	111.00%	1.93%	4.46%
2008	3.0	87.95%	4.27%	1.77%

The Company has elected to use the “Simplified” method for calculating the Expected Term in accordance with SAB 107, and has opted to use the Expected Dividend Amount rather than an Expected Dividend Yield.

The following table summarizes information about Phantom Stock Units at December 31, 2008:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Outstanding at December 31, 2007	2,724	$20.38
Granted	5,076	$13.86
Vested	(908)	$20.38
Forfeited	(---)	($---)
Canceled	(---)	($---)

Outstanding at December 31, 2008	6,892	$16.74

Phantom Stock Unit Awards Expected to Vest	6,892	$16.74

At December 31, 2008, 908 of the Units have vested. The Units granted are expected to vest in one year intervals over three years, subject to earlier termination or forfeiture.

As of December 31, 2008, the unrecognized compensation costs related to Plan Units vesting will be primarily recognized over a period of approximately 3 years.

Fiscal year ending	2009	2010	2011	Total

Compensation Expense	$42	$27	$4	$73

                The Units outstanding and exercisable at December 31, 2008 were in the following exercise price ranges:

		Units Outstanding

Year	Range of Exercise Price	Number of Units Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

2007	$22.02	2,724	1.16	$22.02	---
2008	$15.76	5,076	2.16	$15.76	26

		Units Exercisable

Year	Range of Exercise Price	Number of Units Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Aggregate Intrinsic Value

2007	$22.02	---	1.16	$22.02	---
2008	$15.76	---	2.16	$15.76	---

14.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Mestek, Inc.

The Company historically had related party transactions with Mestek, Inc., its 86% shareholder and parent prior to the Spin-Off. The Company relied on Mestek for various services including legal, treasury, tax, employee benefits, insurance, executive oversight and corporate office space. Effective with the date of the “Spin-Off”, these costs include only costs related to financial services, taxation and building rental. The Company’s Financial Statements include charges for these services of $19 in 2007. As of July 1, 2007, all services provided by Mestek were terminated, and therefore there were no charges in 2008.

Item 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

None

Item 9A(T) – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended as of December 31, 2008, the end of the period covered by this report on Form 10K. Based on this evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective as of December 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its evaluation, our management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

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

(c) Remediation of Control Deficiency.

As of December 31, 2008 and in conjunction with our initial control assessment, the Company identified several insignificant control deficiencies that were addressed and substantially remediated. The impact on current and prior period reporting was not material. The Company has implemented required changes to its controls and procedures.

(d) Changes in Internal Control over Financial Reporting.

There were no changes on our internal control over financial reporting during the most recent quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As noted above, we did modify certain controls and procedures related to an identified deficiency.

Item 9B – OTHER INFORMATION

All matters required to be disclosed on Form 8-K during our fiscal 2008 fourth quarter have been previously disclosed on a Form 8-K filed with the Securities and Exchange Commission.

PART III

With respect to items 10 through 14, the Company will file with the Securities and Exchange Commission, within 120 days of the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14A.

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of the Company will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 2, 2009, under the caption “Current Directors and Nominees for Election – Background Information”, and to the extent required and except as set forth therein, is incorporated herein by reference.

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

Item 11 - EXECUTIVE COMPENSATION

Information regarding executive compensation will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 2, 2009, and under the caption “Executive Compensation” to the extent required and except as set forth therein, is incorporated herein by reference.

The report of the Compensation Committee of the Board of Directors of the Company shall not be deemed incorporated by reference by any general statement incorporating by reference the proxy statement into any filing under the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under such Act.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management as well as information regarding equity compensation plans and individual equity contracts or arrangements will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 2, 2009, under the caption “Security Ownership of Certain Beneficial Owners and Management”, and to the extent required and except as set forth therein, is incorporated herein by reference.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 2, 2009, under the caption “Certain Relationships and Related Transactions” and to the extent required and except as set forth therein, is incorporated herein by reference.

Item 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding financial accounting fees and services will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 2, 2009, under the caption “Principal Accounting Fees and Services”, and to the extent required, and except as set forth therein, is incorporated herein by reference.

PART IV

Item 15 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Form 10-K:

1.	All financial statements. See Index to Consolidated Financial Statements on page 52 of this Form 10-K.

2.	Financial Statement Schedules. None Required.

3.	Exhibits. See Index to Exhibits.

INDEX

Pages of
this report

Reports of Independent Registered Public Accounting Firms	Page 28

Financial Statements:

(a)(1) Consolidated Balance Sheets as of December 31, 2008 and 2007	Page 29

Consolidated Statements of Operations for the Years Ended December 31, 2008, and 2007	Page 30

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for the Years Ended December 31, 2008 and 2007	Page 31

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007	Page 32

Notes to the Consolidated Financial Statements	Pages 33 through 47

(a)(2) Financial Statement Schedules

All other financial statement schedules required by Item 14(a)(2) have been omitted because they are inapplicable or because the required information has been included in the Consolidated Financial Statements or notes thereto.

(a)(3)	Exhibits

The Exhibit Index is set forth on Pages 55 and 56. No annual report to security holders as of December 31, 2008 has been sent to security holders and no proxy statement, form of proxy or other proxy soliciting material has been sent by the registrant to more than ten of the registrant’s security holders with respect to any annual or other meeting of security holders held or to be held in 2008. Such annual report to security holders, proxy statement or form of proxy will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

EXHIBIT INDEX

Those documents followed by a parenthetical notation are incorporated herein by reference to previous filings with the Securities and Exchange Commission as set forth below.

Exhibit No.	Description	Reference Key
**********	**********	**********
3.1	Articles of Incorporation of Omega Flex, Inc., as amended	(A)

3.2	Amended and Restated By-laws of Omega Flex, Inc.	(A)

10.1	Indemnity and Insurance Matters Agreement dated July 29, 2005 between Omega Flex, Inc. and Mestek, Inc.	(A)

10.2	Form of Indemnification Agreements entered into between Omega Flex, Inc. and its Directors and Officers and the Directors of its wholly-owned subsidiaries.	(A)

10.3	Schedule of Directors/Officers with Indemnification Agreement	(A)

10.4	Tax Responsibility Allocation Agreement dated July 29, 2005 between Omega Flex, Inc. and Mestek, Inc.	(A)

10.5	Employment Agreement dated December 15, 2008 between Omega Flex, Inc. and Kevin R. Hoben

10.6	Employment Agreement dated December 15, 2008 between Omega Flex, Inc. and Mark F. Albino

10.7	Separation and Distribution Agreement dated July 29, 2005 between Omega Flex, Inc. and Mestek, Inc.	(A)

10.8	Transitional Services Agreement dated July 29, 2005 between Omega Flex, Inc. and Mestek, Inc.	(B)

10.9	Shareholders Agreement dated July 1, 1996	(B)

10.10	Promissory Note dated July 29, 2005 by Mestek, Inc. payable to Omega Flex, Inc. in the principal amount of $3,249,615.63.	(B)

10.11	Executive Salary Continuation Agreement	(C)

10.12	Separation Agreement and Release dated October 1, 2007 between Omega Flex, Inc. and Duane E. Shooltz.	(D)

10.13	Phantom Stock Plan dated December 11, 2006.	(E)

10.14	Form of Phantom Stock Agreement entered into between Omega Flex, Inc. and its directors, officers and employees, except as set forth in the attached schedule.	(E)

10.15	Schedule of Phantom Stock Agreements between Omega Flex, Inc. and its directors and executive officers.

10.16	Rule 10b5-1 Agreement between Omega Flex, Inc. and Hunter Associates dated September 15, 2008.

14.1	Code of Business Ethics	(A)

21.1	List of Subsidiaries	(A)

23.1	Consent of Vitale, Caturano & Company, Ltd.

31.1	CEO Certification

31.2	CFO Certification

32.1	906 CEO and CFO Certifications

99.1	Information Statement	(A)

99.2	Corporate Governance Guidelines	(A)

Reference Key

(A)	Filed as an Exhibit to the Registration Statement on Form 10-12G filed on June 22, 2005.

(B)	Filed as an Exhibit to the Registration Statement on Form 10-12G/A filed on July 19, 2005.

(C)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 31, 2006.

(D)	Filed as an Exhibit to the Quarterly Report on Form 10-Q filed November 13, 2007.

(E)	Filed as an Exhibit to the Annual Report on Form 10-K filed April 2, 2007.

Each management contract or compensatory plan or arrangement to be filed as an exhibit to this report pursuant to item 15 is listed in Exhibit numbers 10.1, 10.2 and 10.5.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA FLEX, INC.

Date: March 18, 2009	By:	/S/ Kevin R. Hoben
Kevin R. Hoben, President and
Chief Executive Officer

Date: March 18, 2009	By:	/S/ Paul J. Kane
Paul J. Kane, Vice President Finance,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 18, 2009	By:	/S/ Mark F. Albino
Mark F. Albino, Director

Date: March 18, 2009	By:	/S/ David K. Evans
David K. Evans, Director

Date: March 18, 2009	By:	/S/ David W. Hunter
David W. Hunter, Director

Date: March 18, 2009	By:	/S/ Bruce C. Klink
Bruce C. Klink, Director

Date: March 18, 2009	By:	/S/ John E. Reed
John E. Reed, Director

Date: March 18, 2009	By:	/S/ Stewart B. Reed
Stewart B. Reed, Director

Date: March 18, 2009	By:	/S/ Edward J. Trainor
Edward J. Trainor, Director