Form 10-Q
period 2009-03-31
Omega Flex, Inc.
filed 2009-05-08
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2009

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

The number of shares of the registrant’s common stock issued and outstanding as of April 30, 2009 was 10,091,822.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2009

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1 – Financial Statements

Condensed consolidated balance sheets at March 31, 2009
and December 31, 2008 (unaudited)	3

Condensed consolidated statements of operations for the
three-months ended March 31, 2009 and 2008 (unaudited)	4

Condensed consolidated statements of cash flows for the
three-months ended March 31, 2009 and 2008 (unaudited)	5

Notes to the condensed consolidated financial statements (unaudited)	6

Item 2- Management's Discussion and Analysis of Financial Condition
and Results of Operations	14

Item 3 – Quantitative and Qualitative Information About Market Risks	21

Item 4 – Controls and Procedures	21

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	21

Item 4 – Submission of Matter to a Vote of the Security Holders	21

Item 6 - Exhibits	22

SIGNATURE	23

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2009	2008

	(Dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$ 8,917	$9,773
Accounts Receivable - less allowances of
$51 and $137, respectively	6,061	6,986
Inventories	8,165	10,242
Other Current Assets	1,159	1,525

Total Current Assets	24,302	28,526

Property and Equipment - net	6,590	6,407
Goodwill	3,526	3,526
Other Long-Term Assets	526	534

Total Assets	$34,944	$38,993
	======	======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$803	$1,562
Accrued Compensation	197	2,169
Accrued Commissions & Sales Incentives	1,177	2,028
Other Liabilities	855	1,657

Total Current Liabilities	3,032	7,416

Deferred Taxes	1,182	1,168
Other Long-Term Liabilities	1,034	1,025

Total Liabilities	5,248	9,609

Equity:
Omega Flex, Inc. Shareholders Equity:
Common Stock – par value $0.01 Share: authorized 20,000,000 Shares: 10,091,822 and 10,093,808 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	102	102
Paid in Capital	10,808	10,832
Retained Earnings	19,378	18,986
Accumulated Other Comprehensive Loss	(721)	(672)
Total Omega Flex, Inc. Shareholders Equity	29,567	29,248
Noncontrolling Interest	129	136

Total Shareholders’ Equity	29,696	29,384

Total Liabilities and Shareholders’ Equity	$34,944	$38,993
	======	======
See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three-months ended March 31,
	2009	2008
	(Amounts in thousands, except earnings per Common Share)

Net Sales	$10,093	$16,423

Cost of Goods Sold	5,765	8,243

Gross Profit	4,328	8,180

Selling Expense	1,994	2,494
General and Administrative Expense	1,163	1,891
Engineering Expense	549	603

Operating Profit	622	3,192

Interest Income, Net	19	102
Other Income (Expense), Net	(10)	25

Income Before Income Taxes	631	3,319

Income Tax Expense	246	1,237

Net Income	$385	$2,082
Less: Net (Income) Loss attributable to the Noncontrolling Interest	7	(13)

Net Income attributable to Omega Flex, Inc.	$392	$2,069
	===	=====
Basic Earnings per Common Share:
Net Income	$0.04	$0.21

Basic Weighted Average Shares Outstanding	10,093	10,113

Diluted Earnings per Common Share:
Net Income	$0.04	$0.21

Diluted Weighted Average Shares Outstanding	10,093	10,113

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

For the three-months ended
	March 31,
	2009	2008
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net Income	$392	$2,069
Adjustments to Reconcile Net Income to
Net Cash Used In Operating Activities:
Depreciation and Amortization	116	146
Non-Cash Compensation Expense	7	15
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	(8)	---
Change in Noncontrolling Interest	(7)	13
Changes in Assets and Liabilities:
Accounts Receivable	923	617
Inventory	2,051	220
Accounts Payable	(1,822)	(199)
Accrued Compensation	(1,972)	(1,821)
Accrued Legal Settlement and Related Costs	(14)	(2,019)
Other Liabilities	(113)	(844)
Other Assets	(44)	106

Net Cash Used In Operating Activities	(491)	(1,697)

Cash Flows from Investing Activities:
Capital Expenditures	(313)	(102)
Net Cash Used in Investing Activities	(313)	(102)

Cash Flows from Financing Activities:
Treasury Stock Purchase	(24)	(340)
Dividends Paid	---	(7,092)
Net Cash Used in Financing Activities	(24)	(7,432)

Net Decrease in Cash and Cash Equivalents	(828)	(9,231)
Translation effect on cash	(28)	12
Cash and Cash Equivalents – Beginning of Period	9,773	13,143

Cash and Cash Equivalents – End of Period	$8,917	$3,924
	=====	=====

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollars in thousands except per share amounts)

(Unaudited)

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). The Company’s unaudited consolidated financial statements for the quarter ended March 31, 2009 have been prepared in accordance with generally accepted accounting principles, and with the instructions of Form 10-Q and Article 10 of Regulation S-X. All material inter-company accounts and transactions have been eliminated in consolidation. It is Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature or a description is provided for any adjustments that are not of a normal recurring nature.

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

The Company manufactures flexible metal hose at its facility in Exton, Pennsylvania, with a minor amount of manufacturing performed in the UK, and sells its product through distributors, wholesalers and to original equipment manufacturers (“OEMs”) throughout North America, and in certain European markets.

Accounting Changes

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”), FAS 160 establishes and provides accounting and reporting standards for the noncontrolling interest in a consolidated subsidiary and for the deconsolidation of a subsidiary. The Company has adopted FAS 160 beginning January 1, 2009 via retrospective application of the presentation and disclosure requirements.

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

Other Comprehensive (Loss) Income

For the quarters ended March 31, 2009 and 2008, respectively, the components of Other Comprehensive (Loss) Income consisted solely of foreign currency translation adjustments.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to the 2009 presentation.

3. INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2009	2008
	(unaudited)
	(dollars in thousands)

Finished Goods	$5,786	$7,673
Raw Materials	,379	2,569

Total Inventory	$8,165	$10,242
	=====	=====

4. SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

As of March 31, 2009 and December 31, 2008, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share, and had 10,091,822 and 10,093,808 shares issued and outstanding, respectively.

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

On September 12, 2007, the Company announced that its Board of Directors has authorized the purchase of up to $5,000 of its common stock. The purchases may be made from time-to-time in open market or in privately negotiated transactions, depending on market and business conditions, within the next 24 months. The Board retained the right to cancel, extend, or expand the share buyback program, at any time and from time-to-time. During 2009, the Company purchased 1,986 shares for $24, including commissions. Since inception, the Company has purchased a total of 61,811 shares for approximately $932 or $15 per share.

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

5. COMMITMENTS AND CONTINGENCIES

Commitments:

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

The Company has entered into salary continuation agreements with two employees, which provide for monthly payments to each of the employee or his designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1 per month to $3 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65. The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause, the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments is included in Other Long-Term Liabilities, which amounts to $351 for March 31, 2009 and $350 December 31, 2008, respectively. The Company has obtained and is the beneficiary of three whole life insurance policies in respect of the two employees discussed above, and one other policy. The cash surrender value of such policies (included in Other Assets) amounts to $526 at March 31, 2009 and $534 at December 31, 2008, respectively.

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

As disclosed in the Company’s December 31, 2008 Form 10-K, in October 2007, the Company entered into a subordination agreement with Bank of America (“BOA”), which is the main banking institution used by Omega’s former parent Mestek, Inc. (Mestek), whereby the Company agreed to subordinate its loan to BOA’s outstanding loans to Mestek. On July 31, 2008, Mestek paid the entire $3,250 principal balance of the note with accrued interest to the Company in accordance with the terms of the note. The Company has subsequently received correspondence from attorneys for Bank of America that BOA believes the payment by Mestek to Omega Flex did not conform to the notice requirements of the subordination agreement, and have requested that the Company reinstitute the $3,250 loan to Mestek, and to subordinate that loan to the BOA loan. The Company has reviewed this matter with outside counsel, and although we do not believe in light of all the facts that the Bank’s position has any substantial merit, the board has authorized management to negotiate and enter into a new subordinated loan arrangement with BOA and Mestek with a maturity date in October 2010, and on other terms advantageous to the Company.

The Company’s liability related to health insurance is limited to $35 per case and an aggregate of $660 annually.

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

6. STOCK BASED PLANS

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

The Units are granted to participants upon the recommendation of the Company’s CEO, and the approval of the compensation committee. Each of the Units that are granted to a participant will be initially valued by the compensation committee, and at a minimum, the Unit’s value will be in an amount equal to the closing price of the Company’s common stock on the grant date. The Units follow a vesting schedule, with a maximum vesting schedule of 3 years after the grant date. Upon vesting, the Units represent a contractual right to the payment of the value of the Unit. The Units will be paid on their maturity date, which is a maximum of one year after all of the Units granted in a particular award have fully vested. The amount to be paid to the participant on the maturity date is dependant on the type of Unit granted to the participant. The Units may be Full Value, in which the value of each Unit at the maturity date, will equal the closing price of the Company’s common stock as of the maturity date; or Appreciation Only, in which the value of each Unit at the maturity date will be equal to the closing price of the Company’s common stock at the maturity date minus the closing price of the Company’s common stock at the grant date.

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

Grants of Phantom Stock Units. As of December 31, 2008, the Company had 6,892 units outstanding, all of which were granted at Full Value. On February 20, 2009, the Company granted an additional 8,645 Full Value Units with a face value of $135 (fair value at grant date of approximately $126). In all cases, the grant price was equal to the closing price of the Company’s common stock at the grant date.

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

Statement 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately to vest. Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience. As of October 8, 2007, in connection with an officer’s resignation, a total of 2,874 unvested units were forfeited, however; based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense for March 31, 2009.

In accordance with SFAS 123R, the Company recorded compensation expense of approximately $7 in 2009 related to the Phantom Stock Plan.

The fair value of the Units granted through the first quarter March 31, 2009 using the Black-Scholes option-pricing model, uses the following assumptions:

Year Ended December 31,	Expected Term	Expected Volatility Factor	Expected Dividend Amount	Risk-Free Interest Rate
2007	3.0	111.00%	1.93%	4.46%
2008	3.0	87.95%	4.27%	1.77%
2009	3.0	69.56%	2.39%	1.30%

The Company has elected to use the “Simplified” method for calculating the Expected Term in accordance with SAB 107, and has opted to use the Expected Dividend Amount rather than an Expected Dividend Yield.

The following table summarizes information about the Company’s nonvested phantom stock Units at March 31, 2009:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2008	6,892	$16.24
Granted	8,645	$14.54
Vested	(2,600)	($16.24)
Forfeited	(---)	($---)
Canceled	(---)	($---)

Nonvested at March 31, 2008	12,937	$15.64

Phantom Stock Unit Awards Expected to Vest	12,937	$15.64

At March 31, 2009, a total of 3,508 Units have vested including 2,600, which vested during the first quarter of 2009. The Units granted are expected to vest in one year intervals over three years, subject to earlier termination or forfeiture.

As of March 31, 2009, the unrecognized compensation costs related to Plan Units vesting will be primarily recognized over a period of approximately 3 years.

Fiscal year ending	2009	2010	2011	2012	Total

Compensation Expense	$63	$68	$46	$3	$180

The Units outstanding and exercisable at March 31, 2009 were in the following exercise price ranges:

		Units Outstanding

Year	Range of Exercise Price	Number of Units Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

2007	$22.02	2,724	0.92	$22.02	---
2008	$15.76	5,076	1.92	$15.76	1
2009	$15.62	8,645	2.84	$15.62	4

		Units Exercisable

Year	Range of Exercise Price	Number of Units Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Aggregate Intrinsic Value

2007	$22.02	---	0.92	$22.02	---
2008	$15.76	---	1.92	$15.76	1
2009	$15.62	---	2.84	$15.62	4

7. NONCONTROLLING INTERESTS

As of December 31, 2008, the Company’s net equity of $29,384 consisted of $53 other comprehensive income pertaining to foreign currency translation and $136 comprehensive income, both related to our Noncontrolling Interest. During the first quarter of 2009 the Noncontrolling Interest represented a $7 loss and $3 income within the total Consolidated Company Income of $385 and Other Comprehensive Loss of $52, respectively.

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

CHANGES IN FINANCIAL CONDITION

(All dollars in thousands)

During 2009, the Company’s inventory balance has decreased $2,077 from $10,242 at December 31, 2008 to $8,165 at March 31, 2009. The decrease is largely due to a focus on inventory management and reductions, along with an inventory write-down resulting from the implementation of updated material standards.

Accrued Compensation has decreased $1,972 as a result of the annual first quarter scheduled compensation payment less the 2009 accrued expense.

RESULTS OF OPERATIONS

(All dollars in thousands)

Three-months ended March 31, 2009 vs. March 31, 2008

The Company reported comparative results from continuing operations for the three-month period ended March 31, 2009 and 2008 as follows:

	Three-months ended March 31,
	(in thousands)

	2009	2009	2008	2008
	($000)%		($000)%
Net Sales	$10,093	100.0%	$16,423	100.0%
Gross Profit	$ 4,328	42.9%	$ 8,180	49.8%
Operating Profits	$ 622	6.2%	$ 3,192	19.4%

The Company’s sales decreased $6,330 (38.5%) from $16,423 in the three-month period ended March 31, 2008 as compared to $10,093 in the three-month period March 31, 2009.

Revenue for the three-months ended March 31, 2009 reflects the continued decline of the residential construction industry, which was offset some by emerging products and market penetration. Overall volume for the quarter was down 46.5% compared to the prior year quarter.

The Company’s gross profit margins decreased from 49.8% in the three-month period ended March 31, 2008 to 42.9% in the three-month period ended March 31, 2009. The decrease in margin is primarily the result of volume related manufacturing burdens and additional reserves for obsolete inventory.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows, and related communication costs and freight. Selling expense was $2,424 and $1,994 for the three months ended March 31, 2008 and 2009, respectively. The monetary reduction was largely attributable to decreases in commissions and freight related to sales volume. Sales expense as a percentage of sales increased from 15.2% for the three-months ended March 31, 2008 to 19.8% for the three-months ended March 31, 2009, largely due to the fixed selling costs in relation to the sales reduction, but also related to an increase in advertising related activities.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive, and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $1,891 and $1,163 for the three months ended March 31, 2008 and 2009, respectively. The $728 decrease in expenses is partially attributable to the cash settlement of the Parker Hannifin case, as outlined in the Company’s December 31, 2008 Form 10-K, which resulted in income of $265. There was also a decrease in staffing related expenses and consulting fees. Administrative expense, as a percentage of sales, was flat at 11.5% for the three months ended March 31, 2008 and March 31, 2009.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $603 and $549 for the three months ended March 31, 2008 and 2009, respectively. Engineering expenses as a percentage of sales increased from 3.7% for the three months ended March 31, 2008 to 5.4% for the three months ended March 31, 2009.

Reflecting all of the factors mentioned above, Operating Profit margins decreased $2,570 from a profit of $3,192 in the three-month period ended March 31, 2008 to a profit of $622 in the three-month period ended March 31, 2009.

Interest Income (Expense)-Net. Interest income-net includes interest income on the note receivable from Mestek for the first quarter of 2008, and interest income on our interest-bearing investments for both quarters ending March 31, 2008 and 2009.

Other Income-Net. Other Income-net primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our U.K. subsidiary.

Income Tax Expense. The Company’s effective tax rate in 2009 approximates the 2008 rate and does not differ materially from expected statutory rates.

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

Inventory

Inventories are valued at the lower of cost or market. Cost of inventories are determined by the first-in, first-out (FIFO) method. The Company generally considers inventory quantities beyond two-years usage, measured on a historical usage basis, to be excess inventory and reduces the gross carrying value of inventory accordingly.

Goodwill and Intangible Assets

In accordance with FAS 142, the Company ceased recording amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002. The Company performed annual impairment tests in accordance with FAS 142, where fair value of the reporting unit was compared to the carrying amount. The fair value of the reporting unit exceeded the carrying amounts, therefore as of December 31, 2008 the analysis showed no impairment of goodwill.

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

LIQUIDITY AND CAPITAL RESOURCES

(All amounts in thousands except share amounts)

Three Months ended March 31, 2009

As of March 31, 2009, we had $8,917 in consolidated cash and cash equivalents, which is $856 less than at December 31, 2008.

Operating Activities

Cash used in operations for the first three months of 2009 was $491 compared with $1,697 used in the first three months of 2008, a $1,206 decrease.

Investing Activities

Capital spending was $313 and $102 in the first quarters ended March 31, 2009 and March 31, 2008, respectively.

Financing

Cash used in financing activities during the first three months of 2009 was $24 compared with $7,432 used in the first three months of 2008. The most significant component for the first three months of 2008 was the $7,092 related to the special dividend.

On September 12, 2007, the Company announced that its Board of Directors has authorized the purchase of up to $5,000 of its common stock. The purchases may be made from time-to-time in open market or in privately negotiated transactions, depending on market and business conditions, within the next 24 months. The Board retained the right to cancel, extend, or expand the share buyback program at any time and from time-to-time. During the first quarter of 2009, the Company had purchased 1,986 shares of treasury stock for $24.

On September 18, 2008, the Company extended its Revolving Line of Credit Note and a Loan Agreement with Sovereign Bank, N.A., whereby the company established a line of credit facility for a one-year duration ending September 4, 2009, and in the maximum amount of $7,500. The loan agreement provides for the payment of any loan under the agreement at a rate that is either prime rate less 1%, or LIBOR rate plus 1%. Under the terms of the agreement, the Company is required to pay a nominal commitment fee, and is also delegated to pay a “Line Fee” equal to one-tenth percent (0.10%) of the average unused balance on a quarterly basis. As of March 31, 2009, the Company does not have any loans or loan balances outstanding under the loan agreement.

The Company believes its liquidity position as of March 31, 2009 is fully adequate to meet foreseeable future needs and that the Company will possess adequate cash reserves to meet its day-to-day needs including any acquisitions or capital expenditures or stock repurchases it can reasonably foresee at this time.

CONTINGENT LIABILITIES AND GUARANTEES

See Note 5 to the Company’s financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Item 7 of the Company’s 2008 year-end Form 10-K under the caption “Tabular Disclosure of Contractual Obligations and Off-Balance Sheet Arrangements”.

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

At the end of the fiscal first quarter of 2009, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission. The Company’s management, including the chief executive officer, chief financial officer and principal accounting officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934. Based on that evaluation, the chief executive officer, chief financial officer and principal accounting officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

See Note 5 – Contingencies of the Notes to the Condensed Consolidated Financial Statements (Part 1, Item 1) for information regarding legal proceedings in which we are involved.

Item 4 – Submission of Matter to a Vote of the Security Holders

No matters were submitted to the security holders of the Company for a vote during the first quarter of 2009.

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

OMEGA FLEX, INC.
(Registrant)

Date: May 8, 2009	By: /S/ Paul J. Kane______________
Paul J. Kane
Vice President – Finance
and Chief Financial Officer