Form 10-Q
period 2009-06-30
Omega Flex, Inc.
filed 2009-08-07
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                        Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                 Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act).

Yes ☐ No ☒

The number of shares of the registrant’s common stock issued and outstanding as of June 30, 2009 was 10,091,822.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2009

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1 – Financial Statements

Condensed consolidated balance sheets at June 30, 2009 (unaudited)
and December 31, 2008 (unaudited)	3

Condensed consolidated statements of operations for the
three-months ended June 30, 2009 and 2008 (unaudited) and the
six-months ended June 30, 2009 and 2008 (unaudited)	4

Condensed consolidated statements of cash flows for the
six-months ended June 30, 2009 and 2008 (unaudited)	5

Notes to the condensed consolidated financial statements (unaudited)	6

Item 2- Management's Discussion and Analysis of Financial Condition
and Results of Operations	14

Item 3 – Quantitative and Qualitative Information About Market Risks	22

Item 4 – Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	23

Item 4 – Submission of Matters to a Vote of the Security Holders	23

Item 6 - Exhibits	24

SIGNATURE	25

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31
	2009	2008
	(Dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$ 8,278	$9,773
Accounts Receivable - less allowances of
$56 and $42, respectively	6,191	6,986
Inventories, Net	7,390	10,242
Other Current Assets	1,342	1,525

Total Current Assets	23,201	28,526

Property and Equipment - net	6,574	6,407
Goodwill	3,526	3,526
Note Receivable from former Parent Company	3,250	-
Other Long Term Assets	525	534

Total Assets	$37,076	$38,993
	======	======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$741	$1,562
Accrued Compensation	479	2,169
Accrued Commissions & Sales Incentives	1,429	2,028
Other Liabilities	1,398	1,657

Total Current Liabilities	4,047	7,416

Other Long-Term Liabilities	2,286	2,193

Total Liabilities	6,333	9,609

Equity:
Omega Flex, Inc. Shareholders' Equity:
Common Stock – par value $0.01 Share: authorized 20,000,000 Shares: 10,091,822 and 10,093,808 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	102	102
Paid in Capital	10,808	10,832
Retained Earnings	20,018	18,986
Accumulated Other Comprehensive Income (Loss)	(332)	(674)
Total Omega Flex, Inc. Shareholders' Equity	30,596	29,246
Non-Controlling Interest	147	138

Total Shareholders’ Equity	30,743	29,384

Total Liabilities and Shareholders’ Equity	$37,076	$38,993
	======	======
See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three-months ended		For the six-months ended
	June 30,		June 30,
	2009	2008	2009	2008
(Amounts in thousands, except earnings per Common Share)

Net Sales	$10,124	$16,378	$20,217	$32,801

Cost of Goods Sold	5,076	8,164	10,841	16,407

Gross Profit	5,048	8,214	9,376	16,394

Selling Expense	1,969	2,810	3,963	5,304
General and Administrative Expense	1,556	1,901	2,719	3,792
Engineering Expense	570	514	1,119	1,117

Operating Profit	953	2,989	1,575	6,181

Interest Income, Net	27	67	46	169
Other Income (Expense), Net	85	(5)	75	21

Income Before Income Taxes	1,065	3,051	1,696	6,371

Income Tax Expense	426	1,085	672	2,322

Net Income including Noncontrolling Interest	639	1,966	1,024	4,049

Less: Net (Income) Loss – Noncontrolling Interest	2	(33)	9	(47)

Net Income attributable to Omega Flex, Inc.	$ 641	$1,933	$1,033	$4,002
	=====	=====	=====	=====

Basic Earnings per Common Share:
Net Income	$0.06	$0.19	$0.10	$0.40
	=====	=====	=====	=====

Basic Weighted Average Shares Outstanding	10,092	10,101	10,093	10,107
	=====	=====	=====	=====

Diluted Earnings per Common Share:
Net Income	$0.06	$0.19	$0.10	$0.40
	=====	=====	=====	=====

Diluted Weighted Average Shares Outstanding	10,092	10,101	10,093	10,107
	=====	=====	=====	=====

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

For the six-months ended
	June 30,
	2009	2008
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net Income including Noncontrolling Interest	$1,024	$4,049
Less: Net (Income) Loss – Noncontrolling Interest	9	(47)
Net Income attributable to Omega Flex, Inc.	1,033	4,002

Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	236	325
Non-Cash Compensation Expense	28	17
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	25	---
Changes in Operating Assets and Liabilities:
Accounts Receivable	862	668
Inventory	3,029	181
Accounts Payable	(915)	(588)
Accrued Compensation	(1,690)	(1,598)
Accrued Legal Settlement and Related Costs	(40)	(2,026)
Other Liabilities	(849)	18
Other Assets	204	249

Net Cash Provided by Operating Activities	1,923	1,248

Cash Flows from Investing Activities:
Notes Receivable from former Parent Company	(3,250)	---
Capital Expenditures	(303)	(382)
Net Cash Used in Investing Activities	(3,553)	(382)

Cash Flows from Financing Activities:
Treasury Stock Purchase	(24)	(540)
Dividends Paid	---	(7,092)
Net Cash Used in Financing Activities	(24)	(7,632)

Net Decrease in Cash and Cash Equivalents	(1,654)	(6,766)
Translation effect on cash	159	24
Cash and Cash Equivalents – Beginning of Period	9,773	13,143

Cash and Cash Equivalents – End of Period	$8,278	$6,401
	=====	=====

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

JUNE 30, 2009

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollars in thousands except per share amounts)

(Unaudited)

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). The Company’s unaudited condensed consolidated financial statements for the quarter ended June 30, 2009 have been prepared in accordance with generally accepted accounting principles, and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. All material inter-company accounts and transactions have been eliminated in consolidation. It is Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature or a description is provided for any adjustments that are not of a normal recurring nature.

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

Accounting Changes

In June 2009 the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the hierarchy of Generally Accepted Accounting Principles” which replaces statement 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non governmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  Following this statement, the Board will not issue new standards in the forms of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead it will issue Accounting Standards Updates.  This statement shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company intends to adopt the disclosure requirements of SFAS 168 for the quarter ending September 30, 2009.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes the standards for accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. The statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. The statement also identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim periods ending after June 15, 2009. The Company adopted the disclosure requirements of SFAS 165 for the quarter ended June 30, 2009, and the adoption had no effect on the Company’s consolidated statements of operations, financial position or cash flows.

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”), SFAS 160 establishes and provides accounting and reporting standards for the noncontrolling interest in a consolidated subsidiary and for the deconsolidation of a subsidiary. The Company has adopted FAS 160 beginning January 1, 2009 via retrospective application of the presentation and disclosure requirements.

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

Other Comprehensive (Loss) Income

For the quarters ended June 30, 2009 and 2008, respectively, the components of Other Comprehensive (Loss) Income consisted solely of foreign currency translation adjustments.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”.

3. INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2009	2008
	(dollars in thousands)

Finished Goods	$5,296	$7,673
Raw Materials	2,094	2,569

Total Inventory	$7,390	$10,242
	=====	=====

4. SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

As of June 30, 2009 and December 31, 2008, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share, and had 10,091,822 and 10,093,808 shares issued and outstanding, respectively.

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

(Dollars in thousands)

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

The Company has entered into salary continuation agreements with two employees, which provide for monthly payments to each of the employees or his designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1 per month to $3 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65. The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause, the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments is included in Other Long-Term Liabilities, which amounts to $351 for June 30, 2009 and $350 for December 31, 2008, respectively. The Company has obtained and is the beneficiary of three whole life insurance policies in respect of the two employees discussed above, and one other policy. The cash surrender value of such policies (included in Other Assets) amounts to $525 at June 30, 2009 and $534 at December 31, 2008, respectively.

Contingencies:

The Company retains significant obligations under its commercial insurance policies for losses occurring in the policy years in which it was a subsidiary of Mestek, Inc. For the policy year ending October 1, 2004, the Company retained liability for the first $2,000 per occurrence of commercial general liability claims (including product liability claims), subject to an agreed aggregate. In addition, for 2004 the Company retained liability for the first $250 per occurrence of workers compensation coverage, subject to an agreed aggregate. However, for policy years beginning on July 22, 2005 (the effective date of the Spin-Off, which is defined in the Company’s December 31, 2008 annual report on Form 10-K), the Company’s general liability insurance policies included deductibles or retentions of amounts ranging from $25 to $50, subject to an agreed aggregate. The Company is insured on a ‘first dollar’ basis for workers’ compensation subject to statutory limits.

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

Grants of Phantom Stock Units. As of December 31, 2008, the Company had 6,892 units outstanding, all of which were granted at Full Value. On February 20, 2009, the Company granted an additional 8,645 Full Value Units with a fair value at grant date of $14.54 per unit. In all cases, the grant price was equal to the closing price of the Company’s common stock at the grant date.

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

SFAS 123R, “Stock Based Compensation” requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately to vest. Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience. As of October 8, 2007, in connection with an officer’s resignation, a total of 2,874 unvested units were forfeited, however; based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense for June 30, 2009.

In accordance with SFAS 123R, the Company recorded compensation expense of approximately $28 in 2009 related to the Phantom Stock Plan.

The fair value of the Units granted through the second quarter June 30, 2009 using the Black-Scholes option-pricing model, uses the following assumptions:

Year Ended December 31,	Expected Term	Expected Volatility Factor	Expected Dividend Amount	Risk-Free Interest Rate
2007	3.0	111.00%	1.93%	4.46%
2008	3.0	87.95%	4.27%	1.77%
2009	3.0	69.56%	2.39%	1.30%

The Company has elected to use the “Simplified” method for calculating the Expected Term in accordance with Staff Accounting Bulletin (SAB) 107, and has opted to use the Expected Dividend Amount rather than an Expected Dividend Yield.

The following table summarizes information about the Company’s nonvested phantom stock Units at June 30, 2009:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2008	6,892	$16.11
Granted	8,645	$14.54
Vested	(2,600)	($16.24)
Forfeited	(---)	($---)
Canceled	(---)	($---)

Nonvested at June 30, 2009	12,937	$14.94
	=====	=====

Phantom Stock Unit Awards Expected to Vest	12,937	$14.94
	=====	======

At June 30, 2009, a total of 3,508 Units have vested including 2,600, which vested during the first quarter of 2009. The Units granted are expected to vest in one year intervals over three years, subject to earlier termination or forfeiture.

As of June 30, 2009, the unrecognized compensation costs related to Plan Units vesting will be primarily recognized over a period of approximately 3 years.

Fiscal year ending	2009	2010	2011	2012	Total

Compensation Expense	$42	$68	$46	$3	$159

The Units outstanding and exercisable at June 30, 2009 were in the following exercise price ranges:

		Units Outstanding

Year	Range of Exercise Price	Number of Units Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

2007	$22.02	2,724	0.67	$22.02	---
2008	$15.76	5,076	1.67	$15.76	---
2009	$15.62	8,645	2.59	$15.62	---

		Units Exercisable

Year	Range of Exercise Price	Number of Units Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Aggregate Intrinsic Value

2007	$22.02	---	0.67	$22.02	---
2008	$15.76	---	1.67	$15.76	---
2009	$15.62	---	2.59	$15.62	---

7. NONCONTROLLING INTERESTS

As of December 31, 2008, the Company’s net equity of $29,384 consisted of $53 other comprehensive income pertaining to foreign currency translation and $136 comprehensive income, both related to our Noncontrolling Interest. Through the second quarter of 2009 the Noncontrolling Interest represented a $9 loss and $18 loss within the total Consolidated Company Income of $1,024 and Other Comprehensive Income of $341 respectively.

8. RELATED PARTY TRANSACTIONS

On June 10, 2009, the Company agreed to loan Mestek, Inc. (Mestek), its former parent, $3,250, in exchange for a promissory note (Note). The Note requires monthly interest payments at a rate of 6% per annum on all unpaid principal, and payment in full to be received no later than October 20, 2010. Payment of the Note is however subject to the terms and conditions of a subordination agreement that exists between Omega Flex and Bank of America, N.A. The Company has received an unconditional and continuing guaranty of the loan from Sterling Realty Trust, a company which J.E. Reed is the trustee.

Regarding the relationship between Omega Flex and Mestek, two of our directors, Mr. J.E. Reed and Mr. S.B. Reed are executive officers of Mestek, and Messers. J.E. Reed and S.B. Reed are more than 10% owners of Mestek.

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

CHANGES IN FINANCIAL CONDITION

(All dollars in thousands)

Cash has been positively generated during 2009 from operations, but shows a decrease of $1,495 from December 31, 2008 to June 30, 2009, largely as a result of a $3,250 loan made to a related party, Mestek, Inc., which is discussed in detail in Note 8. This also explains the $3,250 increase in the Note Receivable from former Parent.

During 2009, the Company’s inventory balance has decreased $2,852 from $10,242 at December 31, 2008 to $7,390 at June 30, 2009. The decrease is largely due to a focus on inventory management and reductions, along with an inventory write-down resulting from the implementation of updated material standards.

Accrued Compensation at June 30, 2009 has decreased $1,690 compared to December 31, 2008 as a result of the annual first quarter scheduled compensation payment less the 2009 accrued expense.

RESULTS OF OPERATIONS

(All dollars in thousands)

Three-months ended June 30, 2009 vs. June 30, 2008

The Company reported comparative results from continuing operations for the three-month period ended June 30, 2009 and 2008 as follows:

	Three-months ended June 30,
	(in thousands)

	2009	2009	2008	2008
	($000)%		($000)%
Net Sales	$10,124	100.0%	$16,378	100.0%
Gross Profit	$ 5,048	49.9%	$ 8,214	50.2%
Operating Profit	$ 953	9.4%	$ 2,989	18.3%

The Company’s sales decreased $6,254 (38.2%) from $16,378 in the three-month period ended June 30, 2008 as compared to $10,124 in the three-month period June 30, 2009.

Revenue for the three-months ended June 30, 2009 reflects continued weakness in the residential and commercial construction industry, which was offset somewhat by emerging products market penetration of proprietary products. Overall, volume for the quarter was down 45.1% compared to the prior year quarter, partially offset by other slightly favorable variables, including sales price.

The Company’s gross profit margins were mostly in line at approximately 50% for the three-month period ended June 30, 2008 and 2009.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $2,810 and $1,969 for the three months ended June 30, 2008 and 2009, respectively. The reduction was largely attributable to decreases in commissions and freight related to sales volume. Sales expense as a percentage of sales increased from 17.2% for the three-months ended June 30, 2008 to 19.4% for the three-months ended June 30, 2009.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $1,901 and $1,556 for the three months ended June 30, 2008 and 2009, respectively. The majority of the change was due to a decrease in legal expenses. As a percentage of sales, general and administrative expenses increased from 11.6% for the three months ended June 30, 2008 to 15.4% for the three months ended June 30, 2009.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $514 and $570 for the three months ended June 30, 2008 and 2009, respectively. Engineering expenses as a percentage of sales were 3.1% for the three months ended June 30, 2008 and 5.6% for the three months ended June 30, 2009.

Reflecting all of the factors mentioned above, Operating Profit margins decreased $2,036 (68.1%) from a profit of $2,989 in the three-month period ended June 30, 2008 to a profit of $953 in the three-month period ended June 30, 2009.

Interest Income-Net. Interest income-net includes interest income on our interest-bearing investments and interest income on the note receivable from Mestek for the full second quarter of 2008, but only for a portion of June in 2009.

Other (Expense) Income-Net. Other Income-net primarily consists of foreign currency exchange gains (losses) on transactions.

Income Tax Expense. The Company’s effective tax rate in 2009 approximates the 2008 rate and does not differ materially from expected statutory rates.

Six-months ended June 30, 2009 vs. June 30, 2008

The Company reported comparative results from continuing operations for the six-month period ended June 30, 2009 and 2008 as follows:

	Six-months ended June 30,
	(in thousands)

	2009	2009	2008	2008
	($000)%		($000)%
Net Sales	$20,217	100.0%	$32,801	100.0%
Gross Profit	$ 9,376	46.4%	$16,394	50.0%
Operating Profit	$ 1,575	7.8%	$ 6,181	18.8%

The Company’s sales decreased $12,584 (38.4%) from $32,801 in thee six-month period ended June 30, 2008 as compared to $20,217 in the six-month period June 30, 2009.

Revenue for the six-months ended June 30, 2009 reflects continued weakness in the residential and commercial construction industry, which was offset somewhat by gains from emerging products and apparent increases in market share largely related to proprietary products. Overall volume for the six months was down 46.2% compared to the prior year, partially offset by other slightly favorable variables, including sales price.

The Company’s gross profit margins decreased from 50.0% in the six-month period ended June 30, 2008 to 46.4% in the six-month period ended June 30, 2009. The decrease in margin is primarily the result of the sales factors mentioned above.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $5,304 and $3,963 for the six months ended June 30, 2008 and 2009, respectively. The reduction was largely attributable to decreases in commissions and freight related to sales volume. Sales expense as a percentage of sales increased from 16.2% for the six-months ended June 30, 2008 to 19.6% for the six-months ended June 30, 2009.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $3,792 and $2,719 for the six months ended June, 2008 and 2009, respectively. General and administrative expense, as a percentage of sales, increased from 11.6% for the six months ended June 30, 2008 to 13.4% for the six months ended June 30, 2009. The $1,073 decrease is largely attributable to a decrease in legal which was partially related to the cash settlement of the Parker Hannifin case, as outlined in the Company’s December 31, 2008 Form 10-K, as well as decreases in staffing related expenses and consulting.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were largely in line for the six months ended June 30, 2008 and 2009 respectively. Engineering expenses as a percentage of sales were 3.4% for the six months ended June 30, 2008 and 5.5% for the six months ended June 30, 2009.

Reflecting all of the factors mentioned above, Operating Profit margins decreased $4,606 (74.5%) from a profit of $6,181 in the six-month period ended June 30, 2008 to a profit of $1,575 in the six-month period ended June 30, 2009.

Interest Income-Net. Interest income-net includes interest income on our interest-bearing investments and interest income on the note receivable from Mestek for the first six months of 2008, and for a portion of June in 2009.

Other (Expense) Income-Net. Other Income-net primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex, Limited, our U.K. subsidiary.

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

Goodwill and Intangible Assets

In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, the Company ceased recording amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002. The Company performed annual impairment tests in accordance with SFAS 142, where fair value of the reporting unit was compared to the carrying amount. The fair value of the reporting unit exceeded the carrying amounts, therefore as of December 31, 2008 the analysis showed no impairment of goodwill.

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

LIQUIDITY AND CAPITAL RESOURCES

(All amounts in thousands except share amounts)

Six Months ended June 30, 2009

As of June 30, 2009, we had $8,278 in consolidated cash and cash equivalents, which is $1,495 less than at December 31, 2008.

Operating Activities

Cash provided by operations for the first six months of 2009 was $1,923 compared with $1,248 provided in the first six months of 2008, a $675 increase.

Investing Activities

Cash used in investing activities for the first six months of 2009 was $3,553, which includes a $3,250 loan to our former parent company, detailed in Note 8, compared with $382 used in the first six months of 2008. Capital spending was $303 and $382 in the first six months ended June 30, 2009 and June 30, 2008, respectively.

Financing

Cash used in financing activities during the first six months of 2009 was $24 compared with $7,632 used in the first six months of 2008. The most significant component for the first six months of 2008 was the $7,092 related to the special dividend outlined in Note 4, Shareholders’ Equity.

On September 12, 2007, the Company announced that its Board of Directors has authorized the purchase of up to $5,000 of its common stock. The purchases may be made from time-to-time in open market or in privately negotiated transactions, depending on market and business conditions, within the next 24 months. The Board retained the right to cancel, extend, or expand the share buyback program at any time and from time-to-time. During the first six months of 2009, the Company had purchased 1,986 shares of treasury stock for $24.

On September 18, 2008, the Company extended its Revolving Line of Credit Note and a Loan Agreement with Sovereign Bank, N.A., whereby the company established a line of credit facility for a one-year duration ending September 4, 2009, and in the maximum amount of $7,500. The loan agreement provides for the payment of any loan under the agreement at a rate that is either prime rate less 1%, or LIBOR rate plus 1%. Under the terms of the agreement, the Company is required to pay a nominal commitment fee, and is also delegated to pay a “Line Fee” equal to one-tenth percent (0.10%) of the average unused balance on a quarterly basis. As of June 30, 2009, the Company does not have any loans or loan balances outstanding under the loan agreement.

The Company believes its liquidity position as of June 30, 2009 is fully adequate to meet foreseeable future needs and that the Company will possess adequate cash reserves to meet its day-to-day needs including any acquisitions or capital expenditures or stock repurchases it can reasonably foresee at this time.

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

Item 4 – Controls And Procedures

At the end of the fiscal first quarter of 2009, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the chief executive officer and the chief financial officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation that occurred during the three-month period covered by this Report on Form 10-Q that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting subsequent to the date the chief executive officer and chief financial officer completed their evaluation.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

None

Item 4 – Submission of Matters to a Vote of the Security Holders

On June 2, 2009, the Company held its 2009 Annual Meeting of Shareholders.  The shareholders voted on the following proposals:

1.	To elect three Class 1 directors for a three year term expiring at the 2012 annual meeting of shareholders.

2.	To ratify the appointment by the audit committee of the board of directors of Caturano & Co., Ltd. as the independent auditors for the Company for the fiscal year ending December 31, 2009.

The results of the voting are as follows:

1.	Election of Directors
		For	Withheld

	David K. Evans	9,052,077	13,836
	David W. Hunter	9,051,411	14,502
	Stewart B. Reed	9,054,561	11,352

2.	To ratify the appointment of Caturano & Co., Ltd. as the independent auditors for the Company for the fiscal year ending December 31, 2009:

	For		9,058,966
	Against		2,881
	Abstain		4,066

Item 6 - Exhibits

Exhibit

No.____	Description

10.1	Promissory Note dated June 10, 2009 given by Mestek, Inc. to Omega Flex, Inc.

10.2	Subordination Agreement dated June 10, 2009 between Omega Flex, Inc., Bank of America, N.A., and Mestek, Inc.

31.1	Certification of Chief Executive Officer of Omega Flex, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Omega Flex, Inc. pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Omega Flex, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA FLEX, INC.
(Registrant)

Date: August 7, 2009	By: /S/ Paul J. Kane______________
Paul J. Kane
Vice President – Finance
and Chief Financial Officer