Form 10-Q/A
period 2009-03-31
Omega Flex, Inc.
filed 2009-09-24
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The sole purpose of this Amendment No.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2009, as filed with the Securities and Exchange Commission on May 8, 2009, is to furnish a revised certification of the chief executive officer of Omega Flex, Inc., and a revised certification of the chief financial officer of Omega Flex, Inc., each pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, in the exact format as required by Item 601(b)(31) of Regulation S-K.

No other changes have been made to the Form 10-Q other than those described above. This Amendment No.1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Item 6 - Exhibits

Exhibit

No.	Description

31.1	Certification of Chief Executive Officer of Omega Flex, Inc., pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Omega Flex, Inc., pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA FLEX, INC.
(Registrant)

Date: September 24, 2009	By: /S/ Paul J. Kane______________
Paul J. Kane
Vice President – Finance
and Chief Financial Officer