Form 10-Q
period 2009-09-30
Omega Flex, Inc.
filed 2009-11-05
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock issued and outstanding as of September 30, 2009 was 10,091,822.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1 – Financial Statements

Condensed consolidated balance sheets at September 30, 2009 (unaudited)
and December 31, 2008 (unaudited)	3

Condensed consolidated statements of operations for the
three-months ended September 30, 2009 and 2008 (unaudited) and the
nine-months ended September 30, 2009 and 2008 (unaudited)	4

Condensed consolidated statements of cash flows for the
nine-months ended September 30, 2009 and 2008 (unaudited)	5

Notes to the condensed consolidated financial statements (unaudited)	6

Item 2- Management's Discussion and Analysis of Financial Condition
and Results of Operations	15

Item 3 – Quantitative and Qualitative Information About Market Risks	23

Item 4 – Controls and Procedures	23

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	24

Item 4 – Submission of Matters to a Vote of the Security Holders	24

Item 6 - Exhibits	25

SIGNATURE	26

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31
	2009	2008
	(Dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$10,701	$9,773
Accounts Receivable - less allowances of
$67 and $42, respectively	6,579	6,986
Inventories, Net	6,585	10,242
Other Current Assets	1,388	1,525

Total Current Assets	25,253	28,526

Property and Equipment - net	6,449	6,407
Goodwill	3,526	3,526
Note Receivable from former Parent Company	3,250	-
Other Long Term Assets	592	534

Total Assets	$39,070	$38,993
	======	======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$559	$1,562
Accrued Compensation	924	2,169
Accrued Commissions & Sales Incentives	1,636	2,028
Other Liabilities	1,427	1,657

Total Current Liabilities	4,546	7,416

Other Long-Term Liabilities	2,253	2,193

Total Liabilities	6,799	9,609

Equity:
Omega Flex, Inc. Shareholders' Equity:
Common Stock – par value $0.01 Share: authorized 20,000,000 Shares: 10,091,822 and 10,093,808 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	102	102
Paid in Capital	10,808	10,832
Retained Earnings	21,655	18,986
Accumulated Other Comprehensive (Loss)	(438)	(674)
Total Omega Flex, Inc. Shareholders' Equity	32,127	29,246
Non-Controlling Interest	144	138

Total Shareholders’ Equity	32,271	29,384

Total Liabilities and Shareholders’ Equity	$39,070	$38,993
	======	======
See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three-months ended		For the nine-months ended
	September 30,		September 30,
	2009	2008	2009	2008
(Amounts in thousands, except earnings per Common Share)

Net Sales	$11,328	$17,669	$31,545	$50,500

Cost of Goods Sold	5,082	8,837	15,923	25,244

Gross Profit	6,246	8,862	15,622	25,256

Selling Expense	1,982	2,750	5,945	8,054
General and Administrative Expense	1,584	1,915	4,303	5,707
Engineering Expense	525	510	1,644	1,627

Operating Profit	2,155	3,687	3,730	9,868

Interest Income, Net	64	54	110	223
Other Income (Expense), Net	22	(28)	97	(8)

Income Before Income Taxes	2,241	3,713	3,937	10,083

Income Tax Expense	602	1,293	1,274	3,615

Net Income including Noncontrolling Interest	1,639	2,420	2,663	6,468

Less: Net (Income) Loss – Noncontrolling Interest	(3)	(30)	6	(76)

Net Income attributable to Omega Flex, Inc.	$1,636	$2,390	$2,669	$6,392
	=====	=====	=====	=====

Basic Earnings per Common Share:
Net Income	$0.16	$0.24	$0.26	$0.63
	=====	=====	=====	=====

Basic Weighted Average Shares Outstanding	10,092	10,094	10,092	10,102
	=====	=====	=====	=====

Diluted Earnings per Common Share:
Net Income	$0.16	$0.24	$0.26	$0.63
	=====	=====	=====	=====

Diluted Weighted Average Shares Outstanding	10,092	10,094	10,092	10,102
	=====	=====	=====	=====

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

For the nine-months ended
	September 30,
	2009	2008
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net Income including Noncontrolling Interest	$2,663	$6,468
Less: Net (Income) Loss – Noncontrolling Interest	6	(76)
Net Income attributable to Omega Flex, Inc.	2,669	6,392

Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	348	420
Non-Cash Compensation Expense	49	28
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	27	(69)
Changes in Operating Assets and Liabilities:
Accounts Receivable	441	282
Inventory	3,790	(230)
Accounts Payable	(1,096)	(635)
Accrued Compensation	(1,245)	(818)
Other Liabilities	(1,105)	(2,387)
Other Assets	487	43

Net Cash Provided by Operating Activities	4,365	3,026

Cash Flows from Investing Activities:
Notes Receivable from former Parent Company	(3,250)	3,250
Capital Expenditures	(318)	(364)
Net Cash (Used in) Provided by Investing Activities	(3,568)	2,886

Cash Flows from Financing Activities:
Treasury Stock Purchase	(24)	(540)
Dividends Paid	---	(7,092)
Net Cash Used in Financing Activities	(24)	(7,632)

Net Increase (Decrease) in Cash and Cash Equivalents	773	(1,720)
Translation effect on cash	155	(227)
Cash and Cash Equivalents – Beginning of Period	9,773	13,143

Cash and Cash Equivalents – End of Period	$10,701	$11,196
	======	======
Supplemental Disclosure of Cash Flow Information
Cash paid for Income Taxes	$ 891	$ 2,462
	====	=====
Cash received from Income Tax Refunds	$ 23	$ 26
	====	=====

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

SEPTEMBER 30, 2009

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollars in thousands except per share amounts)

(Unaudited)

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). The Company’s unaudited condensed consolidated financial statements for the quarter ended September 30, 2009 have been prepared in accordance with generally accepted accounting principles, and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. All material inter-company accounts and transactions have been eliminated in consolidation. It is Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature or a description is provided for any adjustments that are not of a normal recurring nature.

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

Accounting Changes

The Generally Accepted Accounting Principles (GAAP) Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. As a result of the new codification structure, the FASB will not issue new standards in the forms of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting

Standards Updates. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The guidance is effective for interim and annual periods ending after September 15, 2009. The Company adopted this guidance in the quarter ended September 30, 2009 and it did not have a material effect on the Company’s consolidated statements of operations, financial position or cash flows.

The Subsequent Events Topic of the FASB ASC establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or available to be issued. The guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted this guidance in the quarter ended June 30, 2009 and it did not have a material effect on the Company’s consolidated statements of operations, financial position or cash flows.

The Consolidation Topic of the FASB ASC establishes and provides accounting and reporting standards for the noncontrolling interest in a consolidated subsidiary and for the deconsolidation of a subsidiary. The Company adopted this guidance beginning in January 1, 2009 via retrospective application of the presentation and disclosure requirements.

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

Goodwill and Intangible Assets

In accordance with the Intangibles – Goodwill and Other Topic of the FASB Accounting Standards Codification, the Company ceased recording amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002. The Company performed annual impairment tests, where fair value of the reporting unit was compared to the carrying amount. The fair value of the reporting unit exceeded the carrying amounts, therefore as of December 31, 2008 the analysis showed no impairment of goodwill.

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

Currency Translation

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates prevailing on the balance sheet date. The Statements of Operations are translated into U.S. dollars at average exchange rates. Adjustments resulting from the translation of financial statements are excluded from the determination of income and are accumulated in a separate component of shareholders’ equity. Exchange gains and losses resulting from foreign currency transactions are included in operations (other income (expense)) in the period in which they occur.

Income Taxes

The Company accounts for federal tax liabilities in accordance with the Income Taxes Topic of the FASB ASC. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and by various state taxing authorities for the calendar years 2006 through 2008. The Company believes that the potential liability for any uncertain tax positions is adequately reserved in its FIN 48 reserve as of September 30, 2009.

Other Comprehensive (Loss) Income

For the quarters ended September 30, 2009 and 2008, respectively, the components of Other Comprehensive (Loss) Income consisted solely of foreign currency translation adjustments.

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the Consolidation Topic of the FASB ASC that includes accounting guidance for a noncontrolling interests in a consolidated subsidiary.

3. INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2009	2008
	(dollars in thousands)

Finished Goods	$4,670	$7,673
Raw Materials	1,915	2,569

Total Inventory	$6,585	$10,242
	=====	=====

4. SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

As of September 30, 2009 and December 31, 2008, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share, and had 10,091,822 and 10,093,808 shares issued and outstanding, respectively.

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

On September 11, 2009, the Company’s Board of Directors authorized an extension of the stock repurchase program for an additional 24 months. The original program established in September of 2007 authorized the purchase of up to $5,000 of its common stock. The purchases may be made from time-to-time in open market or in privately negotiated transactions, depending on market and business conditions. The Board retained the right to cancel, extend, or expand the share buyback program, at any time and from time-to-time. During 2009, the Company purchased 1,986 shares for $24, including commissions. Since inception, the Company has purchased a total of 61,811 shares for approximately $932 or $15 per share.

In connection with the aforementioned share buyback program, on September 15, 2009 the Company entered into an amendment of the Rule 10b5-1 Repurchase Plan (the “Plan”) dated September 15, 2008 with Hunter Associates, Inc. (“Hunter”), by which Hunter will continue to implement the share buyback program by purchasing shares of the Company’s common stock in accordance with the terms of the Plan and within the safe harbor afforded by Rule 10b5-1.

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

The Company has entered into salary continuation agreements with two employees, which provide for monthly payments to each of the employees or his designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1 per month to $3 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65. The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause, the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments is included in Other Long-Term Liabilities, which amounts to $400 for September 30, 2009 and $350 for December 31, 2008, respectively. The

Company has obtained and is the beneficiary of three whole life insurance policies in respect of the two employees discussed above, and one other policy. The cash surrender value of such policies (included in Other Assets) amounts to $592 at September 30, 2009 and $534 at December 31, 2008, respectively.

Contingencies:

The Company retains significant obligations under its commercial insurance policies for losses occurring in the policy years in which it was a subsidiary of Mestek, Inc. For the policy year ending October 1, 2004, the Company retained liability for the first $2,000 per occurrence of commercial general liability claims (including product liability claims), subject to an agreed aggregate. In addition, for 2004 the Company retained liability for the first $250 per occurrence of workers compensation coverage, subject to an agreed aggregate. However, for policy years beginning on July 22, 2005 (the effective date of the Spin-Off, which is defined in the Company’s December 31, 2008 annual report on Form 10-K), the Company’s general liability insurance policies included deductibles or retentions of amounts ranging from $25 to $75, subject to an agreed aggregate. The Company is insured on a ‘first dollar’ basis for workers’ compensation subject to statutory limits.

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

6. STOCK BASED PLANS

Phantom Stock Plan

Plan Description. On April 1, 2006, the Company adopted the Omega Flex, Inc. 2006 Phantom Stock Plan (the “Plan”). The Plan authorizes the grant of up to one million units of phantom stock to employees, officers or directors of the Company and any of its subsidiaries. The phantom stock units ("Units") each represent a contractual right to payment of compensation in the future based on the market value of the Company’s common stock. The Units are not shares of the Company’s common stock, and a recipient of the Units does not receive any of the following:

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

The Stock Compensation Topic of the FASB ASC requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately to vest. Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience. As of October 8, 2007, in connection with an officer’s resignation, a total of 2,874 unvested units were forfeited, however; based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense for September 30, 2009.

In accordance with the Stock Compensation Topic of the FASB ASC, the Company recorded compensation expense of approximately $49 in 2009 related to the Phantom Stock Plan.

      The fair value of the Units granted through the third quarter September 30, 2009 using the Black-Scholes option-pricing model, uses the following assumptions:

Year Ended December 31,	Expected Term	Expected Volatility Factor	Expected Dividend Amount	Risk-Free Interest Rate
2007	3.0	111.00%	1.93%	4.46%
2008	3.0	87.95%	4.27%	1.77%
2009	3.0	69.56%	2.39%	1.30%

The Company has elected to use the “Simplified” method for calculating the Expected Term in accordance with SEC Staff Accounting Bulletin (SAB) 107, and has opted to use the Expected Dividend Amount rather than an Expected Dividend Yield.

The following table summarizes information about the Company’s nonvested phantom stock Units at September 30, 2009:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2008	6,892	$16.11
Granted	8,645	$14.54
Vested	(2,600)	($16.24)
Forfeited	(---)	($---)
Canceled	(---)	($---)

Nonvested at September 30, 2009	12,937	$14.94
	=====	=====

Phantom Stock Unit Awards Expected to Vest	12,937	$14.94
	=====	======

At September 30, 2009, a total of 3,508 Units have vested including 2,600, which vested during the first quarter of 2009. The Units granted are expected to vest in one year intervals over three years, subject to earlier termination or forfeiture.

As of September 30, 2009, the unrecognized compensation costs related to Plan Units vesting will be primarily recognized at various times through 2012.

Fiscal year ending	2009	2010	2011	2012	Total

Compensation Expense	$21	$68	$46	$3	$138

The Units outstanding and exercisable at September 30, 2009 were in the following exercise price ranges:

		Units Outstanding

Year	Range of Exercise Price	Number of Units Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

2007	$22.02	2,724	0.42	$22.02	---
2008	$15.76	5,076	1.42	$15.76	$ 5
2009	$15.62	8,645	2.34	$15.62	$10

		Units Exercisable

Year	Range of Exercise Price	Number of Units Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Aggregate Intrinsic Value

2007	$22.02	---	0.42	$22.02	---
2008	$15.76	---	1.42	$15.76	---
2009	$15.62	---	2.34	$15.62	---

7. NONCONTROLLING INTERESTS

As of December 31, 2008, the Company’s net equity of $29,384 consisted of $53 other comprehensive income pertaining to foreign currency translation and $136 of comprehensive income, both related to the Company’s Noncontrolling Interest. Through the third quarter of 2009 the Noncontrolling Interest represented a $6 loss and $13 loss within the total Consolidated Company Income of $2,663 and Other Comprehensive Income of $236, respectively.

8. RELATED PARTY TRANSACTIONS

On June 10, 2009, the Company agreed to loan Mestek, Inc. (Mestek), its former parent, $3,250, in exchange for a promissory note (the “Note”). The Note requires monthly interest payments at a rate of 6% per annum on all unpaid principal, and payment in full to be received no later than October 20, 2010. Payment of the Note is however subject to the terms and conditions of a subordination agreement that exists between Omega Flex and Bank of America, N.A. The Company has received an unconditional and continuing guaranty of the loan from Sterling Realty Trust, of which J.E. Reed is the trustee.

Regarding the relationship between Omega Flex and Mestek, Mr. J. E. Reed, the Company’s chairman of the board, and Mr. S. B. Reed, one of the Company’s directors, are also directors, executive officers, and greater than 10% owners of Mestek.

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

CHANGES IN FINANCIAL CONDITION

(All dollars in thousands)

The Company’s operations generated cash during 2009, showing an increase of $928 from December 31, 2008 to September 30, 2009. The cash position allowed the Company to make a $3,250 loan at favorable terms to a related party, Mestek, Inc. in June of 2009, which is discussed in detail in Note 8. The loan did not exist at December 31, 2008, and therefore the entire note balance is a variance compared to September 30, 2009.

During 2009, the Company’s inventory balance has decreased $3,657 from $10,242 at December 31, 2008 to $6,585 at September 30, 2009. The decrease is largely due to a focus on inventory management and reductions, along with the favorable raw materials pricing reductions compared to previous years.

Accounts Payable at September 30, 2009 was $559, a decrease of $1,003 compared to $1,562 at December 31, 2008. The most significant factor was the 2009 1st quarter payment of $490 related to a 2008 raw material purchase. No other item was uniquely significant.

Accrued Compensation at September 30, 2009 has decreased $1,245 compared to December 31, 2008 as a result of the annual first quarter scheduled compensation payment less a diminished 2009 requirement.

RESULTS OF OPERATIONS

(All dollars in thousands)

Three-months ended September 30, 2009 vs. September 30, 2008

The Company reported comparative results from continuing operations for the nine-month period ended September 30, 2009 and 2008 as follows:

	Three-months ended September 30,
	(in thousands)

	2009	2009	2008	2008
	($000)%		($000)%
Net Sales	$11,328	100.0%	$17,699	100.0%
Gross Profit	$ 6,246	55.1%	$ 8,862	50.1%
Operating Profit	$ 2,155	19.0%	$ 3,687	20.8%

The Company’s sales decreased $6,371 (36.0%) from $17,699 in the three-month period ended September 30, 2008 as compared to $11,328 in the three-month period September 30, 2009.

Revenue for the three-months ended September 30, 2009 reflects continued weakness in the residential and commercial construction industry. In an effort to outperform this general trend, the Company continues to focus on the expansion of its proprietary products into the market. Overall, volume for the quarter was down 39.8% compared to the prior year quarter.

The Company’s gross profit improved from 50.1% to 55.1% for the three-month period ended September 30, 2008 and September 30, 2009, respectively, primarily due to lower production costs, including lower raw material costs.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $2,750 and $1,982 for the three months ended September 30, 2008 and 2009, respectively. The $768 reduction was most significantly due to a $473 decrease in commissions, related to sales volume. The remaining $295 is primarily due to a reduction in freight, combined with other insignificant items. Sales expense as a percentage of sales increased from 15.5% for the three-months ended September 30, 2008 to 17.5% for the three-months ended September 30, 2009.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $1,915 and $1,584 for the three months ended September 30, 2008 and 2009, respectively, a decrease of $331. The change was primarily due to a decrease of $375 in executive incentives on par with the reduction in profit, partially offset by other insignificant variables. As a percentage of sales, general and administrative expenses increased from 10.8% for the three months ended September 30, 2008 to 14.0% for the three months ended September 30, 2009.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $510 and $525 for the three months ended September 30, 2008 and 2009, respectively. Engineering expenses as a percentage of sales were 2.9% for the three months ended September 30, 2008 and 4.6% for the three months ended September 30, 2009.

Reflecting all of the factors mentioned above, Operating Profit margins decreased $1,532 (41.6%) from a profit of $3,687 in the three-month period ended September 30, 2008 to a profit of $2,155 in the three-month period ended September 30, 2009. As a percentage of sales however, profit margins were largely in line at 19% for 2009 and 20.8% for 2008.

Interest Income-Net. Interest income-net includes interest income on our interest-bearing investments and interest income on the note receivable from Mestek for the applicable months.

Other (Expense) Income-Net. Other Income-net primarily consists of foreign currency exchange gains (losses) on transactions.

Income Tax Expense. The Company’s effective tax rate in 2009 approximates the 2008 rate and does not differ materially from expected statutory rates.

However, a reversal of a portion of the FIN 48 liability described in Note 2, due to the expiration of the statute of limitations, lowered tax expense in the three-months ending September 30, 2009.

Nine-months ended September 30, 2009 vs. September 30, 2008

The Company reported comparative results from continuing operations for the nine-month period ended September 30, 2009 and 2008 as follows:

	Nine-months ended September 30,
	(in thousands)

	2009	2009	2008	2008
	($000)%		($000)%
Net Sales	$31,545	100.0%	$50,500	100.0%
Gross Profit	$15,622	49.5%	$25,256	50.0%
Operating Profit	$ 3,730	11.8%	$ 9,868	19.5%

The Company’s sales decreased $18,955 (37.5%) from $50,500 in the nine-month period ended September 30, 2008 as compared to $31,545 in the nine-month period September 30, 2009.

Revenue for the nine-months ended September 30, 2009 was consistent with the contraction in the construction industry. In an effort to outperform this general trend, the Company continues to focus on the expansion of its proprietary products into the market. Overall volume for the nine months was down 42.7% compared to the prior year.

The Company’s gross profit margins were fairly consistent at 50.0% in the nine-month period ended September 30, 2008 and 49.5% in the nine-month period ended September 30, 2009.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $8,054 and $5,945 for the nine months ended September 30, 2008 and 2009, respectively. The $2,109 reduction was strongly impacted by a $1,229 decrease in commissions, related to sales volume. The remaining $880 represents a decrease in freight, and to a lesser extent various insignificant components. Sales expense as a percentage of sales increased from 15.9% for the nine-months ended September 30, 2008 to 18.8% for the nine-months ended September 30, 2009.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $5,707 and $4,303 for the nine months ended September 30, 2008 and 2009, respectively. The $1,404 decrease is largely attributable to an $895 decrease in executive incentive compensation. A decrease in legal costs, which was partially related to the cash settlement of the Parker Hannifin case, as outlined in the Company’s December 31, 2008 Form 10-K, and other various items account for the remaining $509 decrease. General and administrative expense, as a percentage of sales, increased from 11.3% for the nine months ended September 30, 2008 to 13.6% for the nine months ended September 30, 2009.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were largely in line for the nine months ended September 30, 2008 and 2009 being $1,627 and $1,644, respectively. Engineering expenses as a percentage of sales were 3.2% for the nine months ended September 30, 2008 and 5.2% for the nine months ended September 30, 2009.

Reflecting all of the factors mentioned above, Operating Profit margins decreased $6,138 (62.2%) from a profit of $9,868 in the nine-month period ended September 30, 2008 to a profit of $3,730 in the nine-month period ended September 30, 2009.

Interest Income-Net. Interest income-net includes interest income on our interest-bearing investments and interest income on the note receivable from Mestek for the applicable months.

Other (Expense) Income-Net. Other Income-net primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex, Limited, our U.K. subsidiary.

Income Tax Expense. The Company’s effective tax rate in 2009 approximates the 2008 rate and does not differ materially from expected statutory rates.

However, a reversal of a portion of the FIN 48 liability described in Note 2, due to the expiration of the statute of limitations, lowered tax expense in the nine-months ending September 30, 2009.

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

Goodwill and Intangible Assets

In accordance with the Intangibles – Goodwill and Other Topic of the FASB Accounting Standards Codification, the Company ceased recording amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002. The Company performed annual impairment tests, where fair value of the reporting unit was compared to the carrying amount. The fair value of the reporting unit exceeded the carrying amounts, therefore as of December 31, 2008 the analysis showed no impairment of goodwill.

Product Liability Reserves

As explained more fully under Contingencies, the Company retains liability for the first $50 of product liability claims. To date, the Company has not experienced a meaningful product failure rate.

Income Taxes

The Company accounts for federal tax liabilities in accordance with the Income Taxes Topic of the FASB Accounting Standards Codification. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain.

LIQUIDITY AND CAPITAL RESOURCES

(All amounts in thousands except share amounts)

Nine Months ended September 30, 2009

As of September 30, 2009, the Company had $10,701 in consolidated cash and cash equivalents, which is $928 more than at December 31, 2008.

Operating Activities

Cash provided by operations for the first nine months of 2009 was $4,365 compared with $3,026 provided in the first nine months of 2008, a $1,339 increase. The significant changes in operating activities included Inventory and Other Liabilities.

Cash provided by Inventories of $3,790 for the first nine months of 2009, is an improvement of $4,020 compared to 2008. This is a result of the reduction of inventory purchases in 2009 in relation to lower sales and an overall improvement in our inventory price structure.

Cash outflows for Other Liabilities decreased significantly compared to 2008, which is largely due to the final $1,850 cash payment that was made in the first quarter of 2008 related to the Legal Settlement.

Investing Activities

Cash used in investing activities for the first nine months of 2009 was $3,568, which includes a $3,250 loan to our former parent company, detailed in Note 8, compared with $2,886 provided in the first nine months of 2008. Capital spending was $318 and $364 for the first nine months ended September 30, 2009 and September 30, 2008, respectively.

Financing

Cash used in financing activities during the first nine months of 2009 was $24 compared with $7,632 used in the first nine months of 2008. The most significant component for the nine months of 2008 was the $7,092 related to the special dividend outlined in Note 4, Shareholders’ Equity.

On September 11, 2009, the Company’s Board of Directors authorized an extension of the stock repurchase program for an additional 24 months. The original program established in September of 2007 authorized the purchase of up to $5,000 of its common stock. The purchases may be made from time-to-time in open market or in privately negotiated transactions, depending on market and business conditions. The Board retained the right to cancel, extend, or expand the share buyback program at any time and from time-to-time. During the first nine months of 2009, the Company had purchased 1,986 shares of treasury stock for $24.

On September 4, 2009, the Company extended its Revolving Line of Credit Note and a Loan Agreement with Sovereign Bank, N.A., whereby the company established a line of credit facility for a one-year duration ending September 1, 2010, and in the maximum amount of $7,500. The loan agreement provides for the payment of any loan under the agreement at a rate that is either prime rate less 0.25%, or LIBOR rate plus 1.75%. Under the terms of the agreement, the Company is required to pay a nominal commitment fee, and is also delegated to pay a “Line Fee” equal to 0.175% of the average unused balance on a quarterly basis. As of September 30, 2009, the Company does not have any loans or loan balances outstanding under the loan agreement.

The Company believes its liquidity position as of September 30, 2009 is fully adequate to meet foreseeable future needs and that the Company will possess adequate cash reserves to meet its day-to-day needs including any acquisitions or capital expenditures or stock repurchases it can reasonably foresee at this time.

The Company expects the collection of the $3,250 Mestek Note described in Note 8 in October of 2010. There are currently no other known trends, demands, commitments or uncertainties that the Company anticipates will significantly increase or decrease liquidity.

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

Item 4 – Controls And Procedures

At the end of the fiscal third quarter of 2009, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the chief executive officer and the chief financial officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

None

Item 4 – Submission of Matters to a Vote of the Security Holders

No matters were submitted to the security holders of the Company for a vote during the third quarter of 2009.

Item 6 - Exhibits

Exhibit

No.____	Description

10.1	Second Allonge to Revolving Line of Credit Note dated September 4, 2009 between Omega Flex, Inc. and Sovereign Bank.

10.2	Second Amendment to the Loan Agreement dated September 4, 2009 between Omega Flex, Inc. and Sovereign Bank.

10.3	Amendment 1 to the Rule 10b5-1 Repurchase Plan dated September 15, 2009 between Omega Flex, Inc. and Hunter Associates, Inc.

31.1	Certification of Chief Executive Officer of Omega Flex, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Omega Flex, Inc. pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Omega Flex, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA FLEX, INC.
(Registrant)

Date: November 5, 2009	By: /S/ Paul J. Kane______________
Paul J. Kane
Vice President – Finance
and Chief Financial Officer