Form 10-K
period 2009-12-31
Omega Flex, Inc.
filed 2010-03-17
CIK 1317945

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2009, the last business day of the most recently completed second quarter of 2009 was $47,649,351.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.         Yes [ ]No [ ]

The number of shares of the registrant’s common stock issued and outstanding as of December 31, 2009, was 10,093,808 and 10,091,822, respectively.

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2010 Annual Meeting of Shareholders to be filed hereafter are incorporated by reference into Part III (Items 10-14) of this Report on Form 10-K and certain Exhibits to previous filings with the Securities and Exchange Commission are incorporated by reference into Part IV, Item 15 of this Report on Form 10-K.

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

The major market categories for flexible metallic hose include automotive, aerospace, residential and commercial construction, and general industrial. Omega Flex participates in the latter two, which in the aggregate represent about 50% of the total market opportunity for flexible metallic hose. The major use of corrugated stainless steel tubing in the residential and commercial construction markets is primarily for flexible gas piping and gas appliance connectors and secondarily as pump connectors and seismic loops to isolate vibration in mechanical piping systems in commercial buildings. With the growth of green building technologies, there is an increased interest and the use of corrugated stainless steel tubing for use in solar heated domestic hot water systems. The general industrial market includes all of the processing industries, the most important of which include primary steel, petrochemical, pharmaceutical, and specialty applications for transfer of fluids at both extremely low and high temperatures, (such as the conveying of cryogenic liquids) and a highly fragmented OEM market, as well as the maintenance and repair market.

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

Flexible metal hose is also used in a wide variety of industrial and processing applications where the unique characteristics of the flexible hose in terms of its flexibility, and its ability to absorb vibration and thermal expansion and contraction, has unique benefits over rigid piping. For example, in certain pharmaceutical processing applications, the process of developing the specific pharmaceutical may require rapid freezing of various compounds through the use of liquefied gases, such as liquefied nitrogen, helium or Freon. The use of flexible metal tubing is particularly appropriate in these types of applications. Flexible metal hose can accommodate the thermal expansion caused by the liquefied gases carried by it through the hose, and the total length of the hose will not significantly vary. In contrast, fixed or rigid metal pipe would expand and contract along its length as the liquid gases passed through it, causing stresses on the pipe junctions that would over time fatigue and fail. Alternatively, within certain industrial or commercial applications using steam, either as a heat source or in the industrial process itself, the pumps used to transfer the liquid or steam within the system are subject to varying degrees of vibration. Flexible metal hoses can be used as connections between the pump and the intake of the fluids being transferred to eliminate the vibration effects of the pumps on the piping transfer system. In 2008, after several years of development and testing, we unveiled one of our newest products DoubleTrac® double containment piping, which is used in a variety of applications, that require a double containment piping system to protect the environment. DoubleTrac® received certification from Underwriters Laboratory, the testing and approval agency, that our product is fully compliant with UL971A, which is the product standard in the United States for metallic underground fuel piping, as well as approvals from other relevant state agencies that have more stringent testing procedures for the product.

Manufacturing

In each instance, whether the application is for corrugated stainless steel tubing for fuel gases, flexible metal hose for handling specialty chemicals or gases, flexible double containment piping, flexible piping for solar heated hot water systems, or unique industrial applications requiring ability to withstand wide variations in temperature and vibration, all of our success rests on the metal hose made by Omega Flex, Inc. Most of our flexible metal hoses range in diameter from 1/4” to 2” while certain applications require diameters of up to 14”. All of our smaller diameter pipe (2” inner diameter and smaller) is made by a proprietary process that is known as the rotary process. The proprietary process that we use to manufacture our annular hose is the result of a long-term development effort begun in 1995. Through continuous improvement, we have over the years developed and fine-tuned the process so that we can manufacture annular flexible metal hose on a high speed, continuous process. We believe that our own rotary process for manufacturing annular corrugated metal hose is the most cost efficient method in the industry, and that our rotary process provides us with a unique advantage in many of the industries in which we participate. As a result, we are able to provide our product on a demand basis. In 2009, we achieved a delivery performance to the scheduled ship date of approximately 94%. The quick inventory turnover reduces our costs for in-process inventory, and further contributes to our gross margin levels. We have also improved our productivity on a historical basis.

Raw Materials

We use various materials in the manufacture of our products, primarily stainless steel for our flexible metal hose and plastics for our jacketing material on TracPipe® and CounterStrike® flexible gas piping. We also purchase all of our proprietary AutoFlare® brass fittings for use with the TracPipe® and CounterStrike® flexible gas piping. Although we have multiple sources qualified for all of our major raw materials and components, we have historically used one or two sources of supply for such raw materials and components. Our current orders for stainless steel and fittings are each placed with one or two suppliers. If any one of these sources of supply were interrupted for any reason, then we would have to devote additional time and expense in obtaining the same volume of supply from our other qualified sources. This potential transition, if it were to occur, could affect our operations and financial results during the period of such transition. Commodities markets in general and stainless steel in particular experienced downward price movement in 2009, resulting in a reduction of costs to manufacture products. The supply of our main raw materials appears to be stable with ample volume. We believe that with our purchase commitments for stainless steel, polyethylene and for our proprietary fittings, that we have adequate sources of supply for these raw materials and components for 2010. We have not had difficulty in obtaining the raw materials, component parts or finished goods from our suppliers in prior years. We believe that an ample supply of stainless steel will continue until there is a reduction in global capacity, such as mine closures, which would then cause a constriction. Continued volatility in the commodities marketplace and competitive conditions in the sale of our products may not allow us to pass along raw materials or component part price increases to our customers if that was the case.

Business Seasonality

The demand for our flexible piping products that are related to construction activity including TracPipe®, Counterstrike®, DoubleTrac® and SolarTrac®, may be affected by the construction industry’s demand, which generally may slacken in the winter months of each year due to cold and inclement weather. Accordingly, sales growth is usually higher in the spring, summer and fall, while sales in the winter may be static or rise only modestly.

Customers

We sell our products to customers scattered across a wide and diverse set of industries from construction to pharmaceutical with approximately 5,300 customers on record. These sales channels include sales through independent sales representatives, distributors, original equipment manufacturers, direct sales, and sales through our website on the internet. We utilize various distribution companies in the sale of our TracPipe® flexible gas piping, and these distribution customers in the aggregate represent a material portion of our business. In particular, our customer, Ferguson Enterprises, and its various branches, represents 19% of our sales and 21% of our accounts receivable balance at December 31, 2009. All of this business is done on a purchase order basis for immediate resale commitments or stocking, and there are no long-term purchase commitments. In the event we were to lose an account, we would not expect any long-term reduction in our sales due to the broad end-user acceptance of our products. We would anticipate that in the event of a loss of any one or more distributors, that after an initial transition period, the sale of our products would resume at or near their historical levels. Furthermore, in the case of certain national distribution chains like Ferguson and other distributors, it is possible that there would continue to be purchasing activity from one or more regional or branch distribution customers. We sell our products within North America, primarily in the United States and Canada, and we also sell our products internationally, primarily in Europe through our facility located in Banbury, England. Our sales outside of North America represent approximately 10% of our total net sales, with most of the sales occurring in the United Kingdom and elsewhere in Europe. We do not have a material portion of our long-lived assets located outside of the United States, and due to its small size, the foreign operations do not carry any additional risk from being located outside of the United States.

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

Competition

There are approximately ten manufacturers of flexible metal hose in the United States, and approximately that number in Europe and Asia. The U. S. manufacturers include Titeflex Corporation, Ward Manufacturing, Truflex, Microflex, U. S. Hose, Hose Master, and several smaller privately held companies. No one manufacturer, as a general rule, participates in more than two of the major market categories outlined above, with most concentrating in just one. We estimate that we hold a number one or number two share position in the two major market categories in which we participate. In the flexible gas piping market, the U.S. market is currently concentrated in the residential housing market, and based on the reports issued by the national trade groups on housing construction, the level of acceptance of flexible gas piping in the construction market, and the average usage of flexible gas piping in a residential building, we are able to estimate with a high level of accuracy the size of the total gas piping market, and based on our sales position within that market. For other applications, industry trade groups collect and report on the size of the relevant market, and we can estimate our percentage of the relevant market based on our sales as compared to the market as a whole. The larger of our two markets, the construction industry, has seen a reduction in the number of housing starts in 2009 and decreased activity in commercial construction. As discussed elsewhere, black iron pipe or copper tube was historically used by all builders of commercial and residential buildings until the advent of flexible gas piping and changes in the relevant building codes. Since that time, flexible gas piping has taken an increasing share of the total amount of fuel gas piping used in construction. At present, we estimate that flexible gas piping is slightly more than one-half of the market for the residential component, but significantly less for commercial. Within the flexible gas piping market, we compete against five other manufacturers of flexible metal hose, including Titeflex, and Wardflex.

In the industrial market, due to the number of applications in which flexible metal hose may be used, and the number of companies engaged in the manufacture and sale of flexible metal hose, the market is very fragmented, and we estimate that no one company has a predominant market share of the business over other competitors. In the market for double containment piping, we compete primarily against rigid pipe systems that are more costly to install than DoubleTrac® double containment piping. The general industrial markets within Europe are very mature and tend to offer opportunities, which are interesting to us in niche markets or during periods in which a weak dollar increases the demand for our products on a competitive basis. Such has been the case for several years and has created new relationships for us. Currently, we are not heavily engaged in the manufacture of flexible metal hose for the aerospace or automotive markets, but we continue to review opportunities in all markets for our products to determine appropriate applications that will provide growth potential and high margins. In some cases, where the product offering is considered a commodity, price is the overriding competing factor. In other cases, a proprietary product offering or superior performance will be the major factors with pricing being secondary and in some cases, a non-factor. The majority of our sales are to distributors and wholesalers, and our relationships with these customers are on an arms-length basis in that neither we, nor the customers are so dependent on the other to yield any significant business advantage. From our perspective, we are able to maintain a steady demand for our products due to the broad acceptance of our products by end users, regardless of which distributor or wholesaler sells the product.

Backlog

Management does not believe that backlog figures are material to an understanding of our business because most products are shipped promptly after the receipt of orders.

Intellectual Property

We have a comprehensive portfolio of intellectual property, including approximately 158 patents issued in 43 countries around the world. The patents cover (a) the fittings used by the flexible gas piping to join the piping to a junction or assembly, (b) pre-sleeved corrugated stainless steel tubing for use in underground applications, (c) an electrically conductive jacket for flexible gas piping that we sell under the trademark CounterStrike®, and (d) a tubing containment system for our DoubleTrac® double containment piping. Our AutoFlare® fitting is the leading fitting for use with flexible gas piping because it offers a metal-to-metal seal between the fitting and the tubing, and because of its robustness and ease of use. The metal-to-metal contact provides for a longer lasting and more reliable seal than fittings which use gaskets or sealing compounds that can deteriorate over time. In applications involving fuel gases in a building, the ability to maintain the seal and prevent the leaking of such gases over long periods of time is valued by our customers. We also have received a patent for the composition of the polyethylene jacket used in our CounterStrike® flexible gas piping product, which has increased ability to dissipate electrical energy in the event of a nearby lightning strike. The tubing containment system of our DoubleTrac® double containment piping, which is also patented in the U.S. and in other countries, allows for the monitoring and collection of any liquids that may leak from the stainless steel containment layer. The expiration dates for the several patents covering our AutoFlare® fittings will expire between 2016 and 2020 and the Counterstrike® patent will expire 2025. We currently have several patent applications pending in the United States and internationally covering improvements to our AutoFlare® fittings and our CounterStrike® polyethylene jacket. Finally, and as mentioned above, our unique rotary process for manufacturing flexible metal hose has been developed over the last ten years, and constitutes a valuable trade secret. In 2007, a Pennsylvania court has issued a ruling that confirms our proprietary rotary manufacturing process does constitute a “trade secret” under Pennsylvania law, and is entitled to protection against unauthorized disclosure or misappropriation.

In 2008, we prevailed in a case in the U.S. District Court in Massachusetts, against a competitor in the CSST industry that had infringed on one or more of our U.S. patents covering our AutoFlare® fittings. The case was subsequently settled. See “Item 3 – Legal Proceedings” for a more detailed description of the litigation.

Employees

As of December 31, 2009, we had 106 employees. Most of our employees are located in our main facility in Exton, Pennsylvania, which is currently our main manufacturing facility, and which contains our engineering, finance, human resources and most sales personnel. Our factory workforce in Exton, Pennsylvania is not represented by a collective bargaining agent. We also maintain an office in Middletown, Connecticut where management and certain sales personnel are assigned. A number of individual sales personnel are also scattered across the United States. We also maintain a facility in Banbury, England, which contains employees of similar functions to those in the U.S., but on a much smaller scale. The sales personnel in England handle all sales and service for our products in Europe and select accounts in Asia and the Middle East.

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

Item 2 - PROPERTIES

Our main facility is located in Exton, Pennsylvania about one hour west of Philadelphia and contains about 83,000 square feet of manufacturing and office space. We lease our Exton facility from Exton Ranch, LLC., our wholly-owned subsidiary. We leased additional non-manufacturing space in Downingtown, Pennsylvania approximately 5 miles from the main plant through the first quarter of 2009, and then ceased operations at that facility. The majority of manufacturing of our flexible metal hose is done at the Exton facility. The corporate office of Omega Flex, Inc. in Middletown, Connecticut is leased. In the United Kingdom, we rent a facility in Banbury, which manufactures products and serves sales, warehousing and operational functions as well.

Item 3 - LEGAL PROCEEDINGS

The Company is not presently involved in any litigation that it believes could materially and adversely affect its financial condition or results of operations.

In 2008, we prevailed in a patent infringement case against Parker Hannifin Corporation, a flexible gas pipe competitor, for infringement on one or more of our U.S. patents covering our AutoFlare® fittings. In 2006, the trial court has ruled that the competitor did infringe on one or more of our AutoFlare® patents, and in a subsequent jury trial in 2008, the jury returned a verdict that the AutoFlare® patents are valid. The case was subsequently settled by an agreement between the parties dated January 28, 2009. The settlement agreement provided that Parker Hannifin would (1) transfer information relating to its flexible gas piping customers to us, (2) work cooperatively with us to transition those customers to TracPipe or CounterStrike products, (3) agree not to make, sell or distribute competitive products for a five year period after the end of a transition period concluding on June 30, 2009, and (4) pay to us the balance of the damages awarded in patent infringement case. The amount was not material to us. Each of the parties also agreed to dismiss the patent infringement case with prejudice, and release the other from any claims that arose out of that litigation.

Item 4 - SUBMISSION OF MATTER TO A VOTE OF THE SECURITY HOLDERS

No matters were submitted to the security holders of the Company for a vote during the fourth quarter of 2009.

PART II

Item 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(All dollars in thousands except per share amounts)

Common Stock

Our common stock is listed on the NASDAQ Global Market, under the symbol OFLX. The number of shareholders of record as of December 31, 2009, based on inquiries of the registrant’s transfer agent, was 759. For this purpose, shareholders whose shares are held by brokers on behalf of such shareholders (shares held in “street name”) are not separately counted or included in that total.

The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock as reported by the NASDAQ Global Market.

PRICE RANGE

	2009		2008
	high	low	high	low

First Quarter	$22.56	$11.00	$17.89	$14.27
Second Quarter	$19.08	$13.59	$21.97	$14.40
Third Quarter	$18.47	$14.37	$31.21	$12.06
Fourth Quarter	$18.30	$14.00	$25.97	$16.04

We do not have any other securities, other than common stock, listed on a stock exchange or are publicly traded.

Dividends

We have declared two dividends on our common stock between the period of 2008 and 2009.

On December 11, 2008, the Board declared a dividend of $0.50 per share to all Shareholders of record as of December 16, 2008, and payable on December 23, 2008. The payment was made on schedule in the amount of $5,047.

On December 9, 2009, the Board of Directors declared a dividend of $2.00 per share, payable on December 24, 2009 to shareholders of record on December 21, 2009, amounting to $20,183. The amount and timing of the dividend was intended to secure for the shareholders the benefits of the current dividend tax treatment.

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

CHANGES IN FINANCIAL CONDITION

(All dollars in thousands)

The Company’s cash balance at December 31, 2009 was $1,881, compared to $9,773 at December 31, 2008, which represents a decrease of $7,892 between periods. The decrease in cash is primarily attributed to the cash dividend declared on 12/9/09, amounting to $20,183, as well as a $3,250 loan to a related party, Mestek, Inc., which is disclosed as a Note Receivable in the consolidated financial statements, and which is to be paid back to the Company no later than October 2, 2010. Offsetting to those outflows, the Company borrowed $7,500 in December 2009. Operations also generated cash, with net income for the year of $4,381. Another main contributor was cash savings during the year due to reduced inventory purchases, as demonstrated by the $4,054 decrease in inventory between years. All of these components along with other immaterial variables contributed to the Company’s ability to generate cash.

During 2009, the Company’s inventory balance has decreased $4,054 from $10,242 at December 31, 2008 to $6,188 at December 31, 2009. The decrease is largely due to a focus on inventory management and purchasing reductions, coinciding with the lag in sales, along with the favorable raw materials pricing reductions compared to previous years.

Accounts Payable at December 31, 2009 was $863, a decrease of $699 compared to $1,562 at December 31, 2008. The most significant factor was the 2009 1st quarter payment of $490 related to a 2008 raw material purchase liability. No other item was uniquely significant.

A line of credit in the amount of $15,000 was established with Sovereign Bank, NA on December 17, 2009. The Company borrowed $7,500 of the line in December 2009, which was still outstanding at December 31, 2009.

Retained earnings decreased $15,802 during 2009, to end at $3,184. This was due to the dividend payment described in Note 6, Shareholders’ Equity, offset partially by the year’s net income of $4,381.

RESULTS OF OPERATIONS

(All dollars in thousands)

Three-months ended December 31, 2009 vs. December 31, 2008

The Company reported comparative results from continuing operations for the three-month period ended December 31, 2009 and 2008 as follows:

	Three-months ended December 31,
	(in thousands)

	2009	2009	2008	2008
	($000)%		($000)%
Net Sales	$12,595	100.0%	$12,984	100.0%
Gross Profit	$7,011	55.7%	$5,963	45.9%
Operating Profits	$2,514	20.0%	$1,232	9.5%

The Company’s sales decreased $389 (3.0%) from $12,984 in the three-month period ended December 31, 2008 as compared to $12,595 in the three-month period December 31, 2009.

Revenue for the three-months ended December 31, 2009 reflects continued weakness in the residential and commercial construction industry. In an effort to outperform this general trend, the Company continues to focus on the expansion of its proprietary products into the market. Overall, volume for the quarter was down approximately 4.0% compared to the prior year quarter.

The Company’s gross profit improved from 45.9% to 55.7% for the three-month period ended December 31, 2008 and December 31, 2009, respectively, primarily due to lower production costs, including lower raw material costs. In the 4th quarter of 2008, the Company absorbed unusual inventory charges of approximately $400.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $2,359 and $1,927 for the three months ended December 31, 2008 and 2009, respectively. While no individual component was significant, the $432 reduction was partially due to a decrease in commissions and freight related to sales volume, and also a decrease in advertising. Sales expense as a percentage of sales decreased from 18.2% for the three-months ended December 31, 2008 to 15.3% for the three-months ended December 31, 2009.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $1,777 and $1,964 for the three months ended December 31, 2008 and 2009, respectively, an increase of $187. Compensation related expenses increased $344 compared to last year, since net income improved between the periods. This increase was partially cancelled by a decrease in legal expenses and other less meaningful components totaling $157. As a percentage of sales, general and administrative expenses increased from 13.7% for the three months ended December 31, 2008 to 15.6% for the three months ended December 31, 2009.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $595 and $606 for the three months ended December 31, 2008 and 2009, respectively. Engineering expenses as a percentage of sales were 4.6% for the three months ended December 31, 2008 and 4.8% for the three months ended December 31, 2009.

Reflecting all of the factors mentioned above, Operating Profit margins increased $1,282 (104.1%), from a profit of $1,232 in the three-month period ended December 31, 2008, to a profit of $2,514 in the three-month period ended December 31, 2009. As a percentage of sales, profit margins increased 10.5 percentage points, moving to 20% for 2009 from 9.5% in 2008.

Interest Income-Net. Interest income-net includes interest income on our interest-bearing investments and interest income on the note receivable from Mestek for the applicable months. The income is diminished by interest expense recognized on our outstanding borrowings.

Other (Expense) Income-Net. Other Income-net primarily consists of foreign currency exchange gains (losses) on transactions.

Income Tax Expense. The Company’s effective tax rate in 2009 is higher than the 2008 rate primarily as a result of federal rate adjustments and benefits made in 2008. The rate in both years does not differ materially from expected statutory rates.

Twelve months ended December 31, 2009 vs. December 31, 2008

The Company reported comparative results from continuing operations for the twelve-month period ended December 31, 2009 and 2008 as follows:

	Twelve-months ended December 31,
	(in thousands)

	2009	2009	2008	2008
	($000)%		($000)%
Net Sales	$44,140	100.0%	$63,484	100.0%
Gross Profit	$22,633	51.3%	$31,219	49.2%
Operating Profits	$ 6,244	14.1%	$11,100	17.5%

The Company’s sales decreased $19,344 (30.5%) from $63,484 in the twelve-month period ended December 31, 2008 as compared to $44,140 in the twelve-month period December 31, 2009.

Revenue for the twelve months ended December 31, 2009 was reasonably consistent with the contraction in the construction industry. In an effort to outperform this general trend, the Company continues to focus on the expansion of its proprietary products into the market. Overall volume for the twelve months was down approximately 36% compared to the prior year.

The Company’s gross profit margins improved over the twelve months, being at 49.2% in the twelve-month period ended December 31, 2008, and 51.3% in the twelve-month period ended December 31, 2009.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $10,413 and $7,872 for the twelve months ended December 31, 2008 and 2009, respectively. The $2,541 reduction was strongly impacted by a $1,355 decrease in commissions, related to sales volume. The remaining $1,186 represents a decrease in freight, and to a lesser extent various other insignificant components. Sales expense as a percentage of sales increased from 16.4% for the twelve months ended December 31, 2008 to 17.8% for the twelve months ended December 31, 2009.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $7,484 and $6,267 for the twelve months ended December 31, 2008 and 2009, respectively. The $1,217 decrease is partially attributable to a decrease in executive incentive compensation. A decrease in legal costs, which was impacted by the cash settlement of the Parker Hannifin case, as outlined in the Company’s 1st quarter 2009 Form 10-Q, was also a factor. General and administrative expense, as a percentage of sales, increased from 11.8% for the twelve months ended December 31, 2008 to 14.2% for the twelve months ended December 31, 2009.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were largely in line for the twelve months ended December 31, 2008 and 2009 being $2,222 and $2,250, respectively. Engineering expenses as a percentage of sales were 3.5% for the twelve months ended December 31, 2008, and 5.1% for the twelve months ended December 31, 2009.

Reflecting all of the factors mentioned above, Operating Profit margins decreased $4,856 (43.7%) from a profit of $11,100 in the twelve-month period ended December 31, 2008, to a profit of $6,244 in the twelve-month period ended December 31, 2009.

Interest Income-Net. Interest income-net includes interest income on our interest-bearing investments and interest income on the note receivable from Mestek for the applicable months. The income is diminished by interest expense recognized on our outstanding borrowings.

Other (Expense) Income-Net. Other Income-net primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex, Limited, our U.K. subsidiary.

Income Tax Expense. The Company’s effective tax rate in 2009 approximates the 2008 rate and does not differ materially from expected statutory rates. However, a reversal of a portion of the Accounting Standards Codification (ASC) 740 liability described in Note 7, due to the expiration of the statute of limitations, lowered tax expense in the twelve months ending December 31, 2009.

COMMITMENTS AND CONTINGENCIES

(All dollars in thousands)

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

The Company has entered into salary continuation agreements with two employees, which provide for monthly payments to each of the employees or his designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1 per month to $3 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65. The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause, the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments is included in Other Long-Term Liabilities, and amounted to $388 at December 31, 2009 and $350 at December 31, 2008, respectively. The Company has obtained and is the beneficiary of three whole life insurance policies in respect of the two employees discussed above, and one other policy. The cash surrender value of such policies (included in Other Assets) amounts to $622 at December 31, 2009 and $534 at December 31, 2008, respectively.

Contingencies:

The Company’s general liability insurance policies are subject to deductibles or retentions and amounts ranging from $25 to $50, subject to an agreed aggregate. The Company is insured on a ‘first dollar’ basis for workers’ compensation subject to statutory limits.

The Company is not presently involved in any litigation that it believes could materially and adversely affect its financial condition or results of operations.

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

FUTURE IMPACT OF KNOWN TRENDS OR UNCERTAINTIES

The Company’s operations are sensitive to a number of market factors, any one of which could materially adversely affect its results of operations in any given year:

Construction Activity—The Company is directly impacted by the level of single family and multi-family residential housing starts and, to a lesser extent, commercial construction starts. Historically low interest rates and easy availability of credit, contributed to construction activity in recent years. There are a number of factors in the current economy that are reducing the demand for residential, commercial and institutional construction. These factors include:

•	the crisis in the financial markets has reduced the availability of financing for new construction,
•	foreclosures have increased the inventory of available residential housing, thereby decreasing the demand for new construction, and
•	consumer demand has declined as a result of reduced economic activity.

Initiatives by the federal government to stabilize the residential housing markets and stimulate the economy, and lower interest rates, may act to increase residential construction activity, but it is possible that those initiatives will take some time to have an appreciable effect, or they may not be effective in stabilizing or stimulating the economy, or may be rescinded altogether. The reductions in residential construction activity may materially adversely affect the Company’s revenues.

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

Supply Disruptions and Commodity Risks—The Company uses a variety of materials in the manufacture of its products, including stainless steel, polyethylene and brass for its AutoFlare® connectors. In connection with the purchase of commodities, principally stainless steel for manufacturing requirements, the Company occasionally enters into one-year purchase commitments which include a designated fixed price or range of prices. These agreements require the Company to accept delivery of the commodity in the quantities committed, at the agreed upon prices. Transactions required for these commodities in excess of the one year commitments are conducted at current market prices at the Company’s discretion. In addition to the raw material cost strategy described above, the Company enters into fixed pricing agreements for the fabrication charges necessary to convert these commodities into useable product. It is possible that prices may decrease below the fixed prices agreed upon and therefore require the Company to pay more than market price, potentially materially. Management believes at present that it has adequate sources of supply for its raw materials and components (subject to the risks described above under Purchasing Practices) and has historically not had significant difficulty in obtaining the raw materials, component parts or finished goods from its suppliers. The Company is not dependent for any commodity on a single supplier, the loss of which would have a material adverse effect on its business.

Interest Rate Sensitivity - The Company currently has a $15,000 line of credit outstanding with Sovereign Bank, NA with a 4% interest rate floor. Interest rates are also significant to the Company as a participant in the residential construction industry, since interest rates can be a determinant factor on whether or not borrowing funds for building will be affordable to our customers. (See Construction Activity, above.). Any dramatic change to interest rates could therefore have a detrimental effect.

Retention of Qualified Personnel – The Company does not operate with multiple levels of management. It is relatively “flat” organizationally, which does subject the Company to the risks associated with the loss of critical managers. From time to time, there may be a shortage of skilled labor, which may make it more difficult and expensive for the Company to attract and retain qualified employees. The Company is dependent upon the relatively unique talents and managerial skills of a small number of key executives.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition, accounts receivable valuations, inventory valuations, goodwill and intangible asset valuations, product liability costs, workers compensation claims reserves, and accounting for income taxes. Actual amounts could differ significantly from these estimates.

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

Accounts Receivable

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on specific analysis of accounts in the receivable portfolio and historical write-off experience. While management believes the allowance to be adequate, if the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required.

Inventory

Inventories are valued at the lower of cost or market. Cost of inventories are determined by the first-in, first-out (FIFO) method. The Company generally considers inventory quantities beyond two-years’ usage, measured on a historical usage basis, to be excess inventory and reduces the gross carrying value of inventory accordingly.

Goodwill and Intangible Assets

In accordance with the Intangibles – Goodwill and Other Topic 350 of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), the Company ceased recording amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002. The Company performed annual impairment tests in accordance with this guidance as of December 31, 2009 and December 31, 2008. These analyses did not indicate any impairment of Goodwill.

Product Liability Reserves

As explained more fully under Contingencies, the Company retains some liability for various product liability claims on a per occurrence basis under its general liability insurance policies, ranging from $25 to $75, depending on the policy year. To date, the Company has not experienced a meaningful product failure rate.

Workers Compensation Claims Reserves

Prior to the Spin-Off, the Company provided workers compensation coverage principally through commercial insurance carriers using “high deductible” programs, which required the Company to reserve for and pay a high proportion of its workers compensation claims payable and to rely upon the expertise of its insurance carriers and its own historical experience in setting the reserves related to these claims. One such workers compensation claim is still outstanding from the pre-Spin-Off period for which the company remains liable for amounts up to the deductible. The Company maintains a reserve for these amounts. The remaining potential liability is minimal, as this case is reaching the maximum deductible.

The Company is insured on a ‘first dollar’ basis.

Accounting for Income Taxes

The Company accounts for federal tax liabilities in accordance with ASC Topic 740. Under this method the Company recorded tax expense and related deferred taxes and tax benefits.

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

LIQUIDITY AND CAPITAL RESOURCES

(All dollars in thousands)

Twelve Months ended December 31, 2009

The Company’s cash balance at December 31, 2009 was $1,881, compared to $9,773 at December 31, 2008, which represents a decrease of $7,892 between periods. The decrease in cash is primarily attributed to a two dollar per share dividend, amounting to $20,183, as well as a $3,250 loan to a related party Mestek, Inc., which is disclosed as a Note Receivable in the consolidated financial statements, and is to be paid back to the Company no later than October 2010. Offsetting to those outflows, the Company borrowed $7,500 in December 2009 from Sovereign Bank under a $15,000 line of credit facility. Operations also generated cash, with net income for the year of $4,378. Another main contributor was cash savings during the year due to reduced inventory purchases, as demonstrated by the $4,054 decrease in inventory between years. All of these components along with other non-material variables contributed to the Company’s ability to generate cash.

Operating Activities

Cash provided by operating activities was $692 higher in 2009, than in 2008, going from $7,651 to $8,343.

The Company was able to purchase less inventory during the current year, which reduced cash requirements by $4,443. Inventory turned 2.6 times in 2009, and 3.1 times in 2008, with the lag being caused primarily by the 30.5% reduction in sales between 2008 and 2009, partially offset by the reduction in inventory purchases previously mentioned. The Company also saved $3,100 related to other liabilities, since the prior year included the final payments of $2,232 related to the legal settlement described in detail in the 2008 Form 10-K, under Note 11, “Commitments and Contingencies”, and a good portion of the remainder due to the diminished requirement for incentive compensation in 2009.

In contrast, the operations of the Company earned net income of $4,378 in 2009 versus $7,446 in 2008, a decrease of $3,068, which had a negative impact on cash. Further, a decrease in sales during the year also carried through to receivables, which shows a depletion in cash receipts of $2,465, when comparing 2009 to 2008. Cash provided for accounts payable was also unfavorable, as it was higher by $1,181 in 2009, with about $490 of that amount due to a raw material settlement payment in 2009, which had been accrued in 2008.

Investing Activities

Cash used in investing activities for 2009 was $3,688, which includes a $3,250 loan to our former parent company Mestek, Inc., detailed in Note 12, compared with $2,717 provided in 2008. The Company expects the collection of the $3,250 Mestek Note in October of 2010. There are currently no other known trends, demands, commitments or uncertainties that the Company anticipates will significantly increase or decrease liquidity. Capital spending was $438 and $533 for 2009 and 2008, respectively.

Financing

Cash used in financing activities during 2009 was $12,708, compared with $12,679 used in 2008. Each year had significant dividend payments. In 2009, the Company paid $20,183 in dividends, while also borrowing $7,500 from its line of credit to fund a portion of that payment. In 2008, the Company paid two dividends amounting to $12,139.

On September 11, 2009, the Company’s Board of Directors authorized an extension of the stock repurchase program for an additional 24 months. The original program established in September of 2007 authorized the purchase of up to $5,000 of its common stock. The purchases may be made from time-to-time in open market or in privately negotiated transactions, depending on market and business conditions. The Board retained the right to cancel, extend, or expand the share buyback program at any time and from time-to-time. During 2009, the Company had purchased 1,986 shares of treasury stock for $24.

On December 17, 2009, the Company agreed to a Revolving Line of Credit Note and a Loan Agreement with Sovereign Bank, NA (“Sovereign”). The Company thereby established a line of credit facility in the maximum amount of $15,000, maturing on December 31, 2010, with funds available for working capital purposes and to fund dividends. This supersedes the existing $7,500 line of credit the Company previously had in place with Sovereign. The loan is collateralized by all of the Company’s tangible and intangible assets. The loan agreement provides for the payment of any loan under the agreement at a rate that is either prime rate plus 0.75% or LIBOR rate plus 3%, with a 4% floor. The Company is also required to pay a commitment fee equal to $19 for the additional $7,500 of available funds, and is delegated to pay a “Line Fee” equal to 17.5 basis points of the average unused balance on a quarterly basis. The Company has no other loans or loan balances outstanding.

The Company believes its liquidity position as of December 31, 2009 is fully adequate to meet foreseeable future needs and that the Company will possess adequate cash reserves to meet its day-to-day needs including any acquisitions or capital expenditures or stock repurchases it can reasonably foresee at this time.

RECENT ACCOUNTING PRONOUNCEMENTS

The Generally Accepted Accounting Principles (GAAP) FASB ASC Topic 740 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. As a result of the new codification structure, the FASB will not issue new standards in the forms of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company adopted this guidance in the quarter ended September 30, 2009 and it did not have a material effect on the Company’s consolidated statements of operations, financial position or cash flows.

The Consolidation Topic 805 of the FASB ASC establishes and provides accounting and reporting standards for the noncontrolling interest in a consolidated subsidiary and for the deconsolidation of a subsidiary. The Company adopted this guidance beginning in January 1, 2009 via retrospective application of the presentation and disclosure requirements.

The Business Combination Topic of the FASB ASC establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. Guidance is also provided for guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after

December 15, 2008. An entity may not apply it before that date. The Company believes that this new pronouncement will have an impact on our accounting for future business combinations, but the effect is dependent upon the acquisitions that are made in the future.

Off-Balance Sheet Obligations or Arrangements

The Company has off-balance sheet obligations or arrangements at December 31, 2009 that relate to purchase commitments and operating lease obligations totaling $10,765. The total amount of these obligations at December 31, 2008 was $9,730.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Omega Flex, Inc.:

We have audited the consolidated balance sheets of Omega Flex, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Caturano and Company, P.C.

Boston, Massachusetts

March 16, 2010

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31,

(Dollars in thousands)

	2009	2008
ASSETS
Current Assets
Cash and Cash Equivalents	$1,881	$9,773
Accounts Receivable - less allowances of $92 and $42, respectively	6,515	6,986
Inventories - Net	6,188	10,242
Deferred Taxes	712	922
Note Receivable from former Parent Company	3,250	---
Other Current Assets	542	603

Total Current Assets	19,088	28,526

Property and Equipment – Net	6,296	6,407
Goodwill	3,526	3,526
Other Long Term Assets	622	534

Total Assets	$29,532	$38,993
	======	======

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$863	$1,562
Line of Credit	7,500	---
Accrued Compensation	1,552	2,169
Accrued Commissions and Sales Incentives	1,680	2,028
Taxes Payable	226	---
Other Accrued Liabilities	1,546	1,657

Total Current Liabilities	13,367	7,416

Deferred Taxes	1,372	1,168
Other Liabilities	987	1,025

Total Liabilities	$15,726	$9,609

Shareholders’ Equity:
Controlling Interest:
Common Stock – par value $0.01 share: authorized 20,000,000 shares: 10,091,822 and 10,093,808 shares outstanding, and 10,093,808 and 10,128,156 issued at December 31, 2009 and 2008, respectively	102	102
Treasury Stock	(1)	---
Paid in Capital	10,808	10,832
Retained Earnings	3,184	18,986
Accumulated Other Comprehensive (Loss)	(434)	(674)
Total Omega Flex, Inc. Shareholders’ Equity	13,659	29,246

Noncontrolling Interest	147	138

Total Equity	$13,806	$29,384

Total Liabilities and Equity	$29,532	$38,993
	======	======

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,

	2009	2008
	(Amounts in thousands, except earnings per Common Share)
Net Sales	$44,140	$63,484

Cost of Goods Sold	21,507	32,265

Gross Profit	22,633	31,219

Selling Expense	7,872	10,413
General and Administrative Expense	6,267	7,484
Engineering Expense	2,250	2,222

Operating Profit	6,244	11,100

Interest Income - Net	174	291
Other Income (Loss) - Net	132	(27)

Income Before Income Taxes	6,550	11,364

Income Tax Expense	2,172	3,918

Net Income	4,378	7,446

Less: Net Income (Loss) – Noncontrolling Interest	(3)	64

Net Income attributable to Omega Flex, Inc.	$4,381	$7,382
	=====	=====

Basic Earnings per Common Share	$0.43	$0.73

Basic Weighted Average Shares Outstanding	10,092	10,100

Diluted Earnings per Common Share	$0.43	$0.73

Diluted Weighted Average Shares Outstanding	10,092	10,100

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

For the years ended December 31, 2009 and 2008

	Common Stock Outstanding	Treasury Stock	Common Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	(Dollars in Thousands)
Balance -December 31, 2007	10,128,516		$102	$11,372	$16,651	$414	$129	$28,668

Net Income					7,382		64	7,446
Cumulative Translation Adjustment						(1,088)	(55)	(1,143)
Comprehensive Income								6,303
Purchase of Shares for Treasury	(34,708)			(540)				(540)
Dividends Paid					(5,047)			(5,047)
Balance - December 31, 2008	10,093,808		$102	$10,832	$18,986	($674)	$138	$29,384

Net Income (Loss)					4,381		(3)	4,378
Cumulative Translation Adjustment						240	12	252
Comprehensive Income								4,630
Purchase of Shares for Treasury	(1,986)	(1)		(24)				(25)
Dividends Paid					(20,183)			(20,183)
Balance - December 31, 2009	10,091,822	($1)	$102	$10,808	$3,184	($434)	$147	$13,806
	========	===	===	=====	=====	====	===	=====

See Accompanying Notes to Consolidated Financial Statements

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

	2009	2008
	(Dollars in Thousands)

Cash Flows from Operating Activities:
Net Income	$4,378	$7,446
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Non-Cash Compensation Expense	102	49
Depreciation and Amortization	623	599
Provision for Losses on Accounts
Receivable, net of write-offs and recoveries	57	(78)
Changes in Assets and Liabilities:
Accounts Receivable	477	2,942
Inventory	4,199	(244)
Accounts Payable	(801)	380
Accrued Compensation	(772)	(523)
Other Liabilities	(395)	(3,495)
Other Assets	475	575
Net Cash Provided by Operating Activities	8,343	7,651

Cash Flows from Investing Activities:
Note Receivable from former Parent Company	(3,250)	3,250
Capital Expenditures	(438)	(533)

Net Cash (Used In) Provided by Investing Activities	(3,688)	2,717

Cash Flows from Financing Activities:
Principal Borrowings on Line of Credit	7,500	---
Treasury Stock Purchases	(25)	(540)
Dividends Paid	(20,183)	(12,139)

Net Cash Used In Financing Activities	(12,708)	(12,679)

Net Decrease in Cash and Cash Equivalents	(8,053)	(2,311)

Translation effect on cash	161	(1,059)
Cash and Cash Equivalents - Beginning of Year	9,773	13,143

Cash and Cash Equivalents - End of Year	$1,881	$9,773
	=====	=====

Supplemental Disclosure of Cash Flow Information
Cash paid for Income Taxes	$1,707	$4,415
	=====	=====

Cash paid for Interest	$13	$---
	===	===

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All dollars in thousands except per share amounts)

1. BASIS OF PRESENTATION AND CONSOLIDATION

Description of Business

The accompanying consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). The Company’s audited consolidated financial statements for the year ended December 31, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles, and with the instructions of Form 10-K and Article 10 of Regulation S-X. All material inter-company accounts and transactions have been eliminated in consolidation.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition and related sales incentives, accounts receivable valuations, inventory valuations, goodwill valuation, and accounting for income taxes. Actual amounts could differ significantly from these estimates.

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

Property and Equipment

Property and equipment are carried at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or, for leasehold improvements, the life of the lease, if shorter. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is expensed as incurred; significant improvements are capitalized.

Excess of Cost Over Net Assets of Acquired Companies (Goodwill)

The Company follows FASB ASC Topic 350 with respect to Goodwill and Intangibles. The Company performs annual impairment tests using the stock price as of the last day of the year, where the fair value of the reporting unit was compared to the carrying amount. The fair value of the reporting unit exceeded the carrying amounts therefore as of December 31, 2008 and December 31, 2009 the Company concluded that goodwill was not impaired.

Fair Value of Financial and Nonfinancial Instruments

The Company measures both financial and nonfinancial instruments in accordance with FASB ASC Topic 820 Fair Value Measurements and Disclosures. The accounting standard defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard creates a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability. The company relies on its actively traded share value – a level 1 input – in determining the fair value of the reporting unit in its annual impairment test as described in the FASB ASC Topic 350 Goodwill and Intangibles.

Advertising Expense

Advertising costs are charged to operations as incurred. Such charges aggregated $528 and $699, for the years ended December 31, 2009, and 2008, respectively.

Research and Development Expense

Research and development expenses are charged to operations as incurred. Such charges aggregated $727, and $729, for the years ended December 31, 2009 and 2008, respectively and are included in Engineering expense in the accompanying financial statements.

Shipping Costs

Shipping costs are included in selling expense on the Statement of Operations. The expense relating to shipping was $1,114 in 2009 and $1,701 in 2008.

Provision for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on any known collection issues, historical experience, and other currently available evidence. Due to a viable customer base and strong credit policies the Company recognized only nominal expenses with regard to uncollectible accounts for the years ended December 31, 2009 and 2008. In regards to identifying uncollectible accounts, the Company reviews an Aging report on a consistent basis to determine past due accounts and charges off those accounts that are deemed uncollectible once all collection efforts have been exhausted.

Earnings per Common Share

Basic earnings per share have been computed using the weighted average number of common shares outstanding. For the periods presented, there are no dilutive securities. Consequently, basic and dilutive earnings per share are the same.

Currency Translation

Assets and liabilities denominated in foreign currencies, most of which relates to our UK subsidiary whose functional currency is British pounds sterling, are translated into U.S. dollars at exchange rates prevailing on the balance sheet date. The Statement of Operations is translated into U.S. dollars at average exchange rates. Adjustments resulting from the translation of financial statements are excluded from the determination of income and are accumulated in a separate component of shareholders’ equity. For the years ended December 31, 2009 and 2008 exchange gains and losses resulting from foreign currency transactions were not significant and are included in the statement of operations (other income (expense)) in the period in which they occur.

Income Taxes

The Company accounts for federal tax liabilities in accordance with the FASB ASC Topic 740 Income Taxes. Under this method the Company recorded tax expense and related deferred taxes and tax benefits.

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

Other Comprehensive (Loss) Income

For the years ended December 31, 2009 and 2008, respectively, the components of Other Comprehensive (Loss) Income consisted solely of foreign currency translation adjustments.

Significant Concentration

One customer accounted for approximately 19% of Sales in 2009 and 21% of Accounts Receivable at December 31, 2009. One customer represented 18% of Sales in 2008 and 23% of Accounts Receivable at December 31, 2008. Also, approximately 90% of sales occur in North America, with the remaining 10% portion scattered among other countries, but mostly pertaining to the United Kingdom.

New Accounting Pronouncements

The Generally Accepted Accounting Principles of the FASB ASC identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. As a result of the new codification structure, the FASB will not issue new standards in the forms of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company adopted this guidance in the quarter ended September 30, 2009 and it did not have a material effect on the Company’s consolidated statements of operations, financial position or cash flows.

The FASB ASC Topic 810 Consolidation establishes and provides accounting and reporting standards for the noncontrolling interest in a consolidated subsidiary and for the deconsolidation of a subsidiary. As required by the provisions, the Company has presented the noncontrolling interest in the consolidated financial statements within equity, but separately from the parent’s equity. Prior to the adoption, the Company presented its noncontrolling interest as a separate item on the balance sheet, not included in equity. The Company adopted this guidance beginning in January 1, 2009 via retrospective application of the presentation and disclosure requirements.

The FASB ASC Topic 805 Business Combination establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. Guidance is also provided for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company adopted this new standard January 1, 2009 and believes that this new pronouncement will have an impact on our accounting for future business combinations, but the effect is dependent upon the acquisitions that are made in the future.

On February 24, 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for a Securities and Exchange Commission (SEC) filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The Company’s disclosures are within the parameters of Topic 855.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to the 2009 presentation, including those required under the FASB ASC Topic 810 Consolidation that includes accounting guidance for a noncontrolling interest in a consolidated subsidiary, as discussed above, and legal settlement and related costs as disclosed in the December 31, 2008 Form 10-K, Note 11, “Commitments and Contingencies”.

3. INVENTORIES

Inventories consisted of the following at December 31:

	2009	2008
	(in thousands)

Finished Goods	$4,447	$7,673
Raw Materials	1,741	2,569

Total Inventory, Net	$6,188	$10,242
	=====	======

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2009	2008	Depreciation and Amortization Est. Useful Lives
	(in thousands)

Land	$538	$538
Buildings	4,141	4,141	39 Years
Leasehold Improvements	207	192	3-10 Years (Lesser of Life or Lease
Equipment	8,384	8,059	3-10 Years
	13,270	12,930
Accumulated Depreciation	(6,974)	(6,523)
	$6,296	$6,407
	=====	=====

The above amounts include approximately $154 at December 31, 2009 and $452 at December 31, 2008 in assets that had not yet been placed in service by the Company. No depreciation was recorded in the related periods for these assets.

Depreciation and amortization expense was approximately $623 and $599 for the years ended December 31, 2009 and 2008, respectively.

5. LINE OF CREDIT

On December 17, 2009, the Company agreed to a Revolving Line of Credit Note and a Loan Agreement with Sovereign Bank, NA (“Sovereign”). The Company thereby established a line of credit facility in the maximum amount of $15,000, maturing on December 31, 2010, with funds available for working capital purposes and to fund dividends. This supersedes the existing $7,500 line of credit the Company previously had in place with Sovereign. The loan is collateralized by all of the Company’s tangible and intangible assets. The loan agreement provides for the payment of any loan under the agreement at a rate that is either prime rate plus 0.75% or LIBOR rate plus 3%, with a 4% floor. The Company is also required to pay a commitment fee equal to $19 for the additional $7,500 of available funds, and is delegated to pay a “Line Fee” equal to 17.5 basis points of the average unused balance on a quarterly basis. The Company has no other loans or loan balances outstanding.

On September 4, 2009, the Company had extended its revolving line of credit note and loan agreement with Sovereign Bank, N.A. with terms considerably similar to those in place with its successor agreement, excluding any collateralization of assets. The note and agreement were to be in place until September 1, 2010, however new arrangements were made for the $15,000 Revolver noted above. There were no borrowings under the September 4, 2009 agreement.

On September 18, 2008, the Company extended its original September 2007 revolving line of credit note and loan agreement with Sovereign Bank, N.A. whereby the Company established a line of credit facility for a one-year duration ending September 4, 2009, and in the maximum amount of $7,500. The loan agreement provided for the payment of any loan under the agreement at a rate that is either prime rate less 1%, or LIBOR rate plus 1%. Under the terms of the agreement, the Company was required to pay a nominal commitment fee, and is also delegated to pay a “Line Fee” equal to one-tenth (0.10%) of the average unused balance on a quarterly basis. As of December 31, 2008, the Company did not have any loans or loan balances outstanding under the loan agreement.

As of December 31, 2009, the Company was in compliance with all debt covenants.

6. SHAREHOLDERS’ EQUITY

As of December 31, 2009 and December 31, 2008, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share. Shares outstanding for the same periods were 10,091,822 and 10,093,808, respectively. Shares issued for 2009 and 2008, were 10,093,808 and 10,128,516, respectively.

On December 11, 2008, the Board declared a dividend of $0.50 per share to all Shareholders of record as of December 16, 2008, and payable on December 23, 2008. The payment was made on schedule in the amount of $5,047. Additionally, on January 16, 2008, the Company paid a dividend of $7,092, which was declared on December 7, 2007.

On December 9, 2009, the Board of Directors declared a dividend of $2.00 per share, payable on December 24, 2009 to shareholders of record on December 21, 2009, amounting to $20,183.

On September 11, 2009, the Company’s Board of Directors authorized an extension of the stock repurchase program for an additional 24 months. The original program established in September of 2007 authorized the purchase of up to $5,000 of its common stock. The purchases may be made from time-to-time in open market or in privately negotiated transactions, depending on market and business conditions. The Board retained the right to cancel, extend, or expand the share buyback program, at any time and from time-to-time. During 2009, the Company purchased 1,986 shares for $25, including commissions. Since inception, the Company has purchased a total of 61,811 shares for approximately $932, or $15 per share.

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

7. INCOME TAXES

Income tax expense consisted of the following:

	2009	2008
	(in thousands)
Federal Income Tax:
Current	$1,613	$2,736
Deferred	354	188
State Income Tax:
Current	177	440
Deferred	47	34
Foreign Income Tax:
Current	(6)	533
Deferred	(13)	(13)
Income Tax Expense	$2,172	$3,918
	=====	=====

Pre-tax income included foreign income (loss) of ($84) and $1,789 in 2009 and 2008, respectively.

Total income tax expense differed from “statutory” income tax expense, computed by applying the U.S. federal income tax rate of 35% to earnings before income tax, as follows:

	2009	2008
	(in thousands)

Computed “Statutory” Income Tax Expense	$2,290	$3,955
State Income Tax, Net of Federal Tax Benefit	184	307
Foreign Tax Rate Differential	6	(116)
Tax Reserves - Net	(181)	29
Other - Net	(127)	(257)

Income Tax Expense	$2,172	$3,918
	=====	=====

A deferred income tax (expense) benefit results from temporary timing differences in the recognition of income and expense for income tax and financial reporting purposes. The components of and changes in the net deferred tax assets (liabilities) which give rise to this deferred income tax (expense) benefit for the years ended December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
	(in thousands)

Current Deferred Taxes:
Compensation Assets	$160	$436
Inventory Valuation	548	504
Accounts Receivable Valuation	17	13
Legal Reserves	---	9
Other	177	171
Prepaid Expenses	(190)	(211)
Total Current	$712	$922
	====	====
Long Term Deferred Taxes:
Compensation Liabilities	$146	$134
Tax Reserves	37	53
Other	16	---
Depreciation and Amortization	(1,571)	(1,355)
Total Long Term	($1,372)	($1,168)

Total Deferred Tax Liability	($660)	($246)
	=====	=====

Management believes it is more likely than not that the Company will have sufficient taxable income when these timing differences reverse and that the deferred tax asset will be realized and, accordingly, no valuation allowance is deemed necessary.

Cash paid for taxes amounted to $1,707 for 2009 and $4,415 for 2008.

The FASB ASC Topic 740 Income Taxes clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. This guidance prescribes a recognition threshold of more-likely than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.

As of January 1, 2009, the Company had provided a liability of $612 for unrecognized tax benefits related to various federal and state income tax matters. Of this amount, the amount that would impact the Company’s effective tax rate, if recognized, was $500. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by the federal tax benefit of state income tax items of $112. The reserve has decreased by $181 in the twelve-months ended December 31, 2009.

The Company is currently subject to audit by the Internal Revenue Service for the calendar years ended 2006, 2007 and 2008. The Company and its Subsidiaries state income tax returns are subject to audit for the calendar years ended 2005 through 2008.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year:

Beginning Unrecognized Tax Benefits – 12/31/09	$612
Current Year – Increases	---
Current Year – Decreases	---
Current Year – Interest/Penalties	$25
Settlements	---
Expire Statutes	(206)
Ending Unrecognized Tax Benefits – 12/31/09	$431
====

8. LEASES

In the United Kingdom the Company leases a facility in Banbury, which serves sales, warehousing and operational functions. The lease in Banbury was effective April 1, 2006 and has a 15-year term ending in March of 2021. There is an option to terminate in September of 2012, and again in September of 2017. If the Company elects to terminate in 2012, a penalty of 7.5 months must be paid, or approximately $90. Termination in 2017 compels a penalty of 2 months, or approximately $24. The Company’s current intention is to utilize the facility for the 15 years.

In 2008 and 2009, the Company leased office space in Middletown, CT for approximately $8 a month. The Company also leased warehouse space in Downingtown, PA on a month-to-month basis in 2008 and also through March of 2009, which at that time the arrangement was terminated.

Rent expense for operating leases was approximately $289 and $320 for the years ended December 31, 2009, and 2008, respectively.

Future minimum lease payments under non-cancelable leases as of December 31, 2009 are as follows:

Year Ending December 31,	Operating Leases
(in thousands)

2010	$328
2011	320
2012	275
2013	230
2014	230
Thereafter	1,437

Total Minimum Lease Payments	$2,820
=====

9. EMPLOYEE BENEFIT PLANS

Defined Contribution and 401-K Plans

The Company maintains a qualified non-contributory profit-sharing plan covering all eligible employees. Contributions to the plan charged to expense were approximately $218 and $224, for the years ended December 31, 2009 and 2008, respectively.

Contributions to the Plan are defined as three percent (3%) of gross wages up to the current Old Age, Survivors, and Disability (OASDI) limit and six percent (6%) of the excess over the OASDI limit, subject to the maximum allowed under the Employee Retirement Income Security Act (ERISA). The plan’s vesting terms fully vest participants over six years.

The Company also maintains a savings & retirement plan qualified under Internal Revenue Code Section 401(k) for all employees. Employees are eligible to participate in the Plan the first day of the month following date of hire. Participants may elect to have up to fifty percent (50%) of their compensation withheld, up to the maximum allowed by the Internal Revenue Code. After completing (1) year of service, the Company contributes an additional amount equal to 25% of all employee contributions, up to a maximum of 6% of an employee’s gross wages. Contributions are funded on a current basis. Contributions to the Plan charged to expense for the years ended December 31, 2009 and 2008 were approximately $49 and $76, respectively. The Company contribution vesting terms fully vest participants over six years.

10. COMMITMENTS AND CONTINGENCIES

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

The Company has entered into salary continuation agreements with two employees, which provide for monthly payments to each of the employees or his designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1 per month to $3 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65. The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause, the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments is included in Other Long-Term Liabilities, and amounted to $388 at December 31, 2009 and $350 at December 31, 2008, respectively. The Company has obtained and is the beneficiary of three whole life insurance policies in respect of the two employees discussed above, and one other policy. The cash surrender value of such policies (included in Other Assets) amounts to $622 at December 31, 2009 and $534 at December 31, 2008, respectively.

Contingencies:

The Company’s general liability insurance policies are subject to deductibles or retentions and amounts ranging from $50 to $75, subject to an agreed aggregate. The Company is insured on a ‘first dollar’ basis for workers’ compensation subject to statutory limits.

The Company is not presently involved in any litigation that it believes could materially and adversely affect its financial condition or results of operations.

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

11. STOCK – BASED COMPENSATION PLANS

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

On December 9, 2009, the Board of Directors authorized an amendment to the Plan to pay an amount equal to the value of any cash or stock dividend declared by the Company on its common stock to be accrued to the phantom stock units outstanding as of the record date of the common stock dividend. The dividend equivalent will be paid at the same time the underlying phantom stock units are paid to the participant.

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

Grants of Phantom Stock Units. As of December 31, 2008, the Company had 6,892 unvested units outstanding, all of which were granted at Full Value. On February 20, 2009, the Company granted an additional 8,645 Full Value Units with a fair value at grant date of $14.54 per unit. In all cases, the grant price was equal to the closing price of the Company’s common stock at the grant date.

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

The FASB ASC Topic 718 Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately to vest. Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense for December 31, 2009.

In accordance with the FASB ASC Topic 718 Stock Compensation, the Company recorded compensation expense of approximately $102 in 2009 and $49 in 2008 related to the Phantom Stock Plan. The expense recorded in 2009 consisted of two components, $69 related to the existing Phantom Stock Units, and $33 representing the equivalent of a two-dollar dividend per unit, as approved by the Board of Directors in December of 2009. The related liability was $167 and $64 at December 31, 2009 and 2008, respectively.

The fair value of the Units granted through the year ended December 31, 2009 using the Black-Scholes option-pricing model, uses the following assumptions:

Year Ended December 31,	Expected Term	Expected Volatility Factor	Expected Dividend Amount	Risk-Free Interest Rate
2007	3.0	111.00%	1.93%	4.46%
2008	3.0	87.95%	4.27%	1.77%
2009	3.0	69.56%	2.39%	1.30%

The Company has elected to use the “Simplified” method for calculating the Expected Term in accordance with Staff Accounting Bulletin (SAB) 110, Share Based Payments and has opted to use the Expected Dividend Amount rather than an Expected Dividend Yield.

The following table summarizes information about Phantom Stock Units at December 31, 2009:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2008	6,892	$15.58
Granted	8,645	$14.54
Vested	(2,600)	($16.14)
Forfeited	(---)	($---)
Canceled	(---)	($---)

Nonvested at December 31, 2009	12,937	$14.77
	=====	=====

Phantom Stock Unit Awards Expected to Vest	12,937	$14.77
	=====	=====

At December 31, 2009, a total of 3,508 Units have vested including 2,600, which vested during 2009. The Units granted are expected to vest in one year intervals over three years, subject to earlier termination or forfeiture.

As of December 31, 2009, the unrecognized compensation costs related to Plan Units vesting will be primarily recognized at various times through 2012.

Fiscal year ending	2010	2011	2012	Total

Compensation Expense	$68	$46	$3	$117

The Units outstanding and exercisable at December 31, 2009 were in the following exercise price ranges:

		Units Outstanding

Year	Range of Exercise Price	Number of Units Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

2007	$22.02	2,724	0.17	$22.02	---
2008	$15.76	5,076	1.17	$15.76	---
2009	$15.62	8,645	2.09	$15.62	---

		Units Exercisable

Year	Range of Exercise Price	Number of Units Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Aggregate Intrinsic Value

2007	$22.02	---	0.17	$22.02	---
2008	$15.76	---	1.17	$15.76	---
2009	$15.62	---	2.09	$15.62	---

12.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Mestek, Inc.

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

13.	SUBSEQUENT EVENTS

During the second quarter of 2009, the Company adopted a new accounting standard, which established general standards of evaluation and disclosure of events, which occur after the balance sheet date. The Company evaluated all events or transactions that occurred through the date on which the Company issued these financial statements. During this period, the Company did not have any material subsequent events that impacted its consolidated financial statements.

Item 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

None

Item 9A(T) – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended as of December 31, 2009, the end of the period covered by this report on Form 10K. Based on this evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective as of December 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2009. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its evaluation, our management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

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

(d) Changes in Internal Control over Financial Reporting.

There were no changes on our internal control over financial reporting during the most recent quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B – OTHER INFORMATION

All matters required to be disclosed on Form 8-K during our fiscal 2009 fourth quarter have been previously disclosed on a Form 8-K filed with the Securities and Exchange Commission.

PART III

With respect to items 10 through 14, the Company will file with the Securities and Exchange Commission, within 120 days of the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14A.

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of the Company will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 8, 2010, under the caption “Current Directors and Nominees for Election – Background Information”, and to the extent required and except as set forth therein, is incorporated herein by reference.

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

The Company has adopted a Code Of Business Ethics (“Code”) applicable to its principal executive officer and principal financial officer, its directors and all other employees generally. A copy of the Code will be set forth as an appendix in the Company’s Proxy Statement and also may be found at the Company’s website www.omegaflex.com. Any changes to or waivers from this Code will be disclosed on the Company’s website as well as in appropriate filings with the Securities and Exchange Commission.

Item 11 - EXECUTIVE COMPENSATION

Information regarding executive compensation will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 8, 2010, and under the caption “Executive Compensation” to the extent required and except as set forth therein, is incorporated herein by reference.

The report of the Compensation Committee of the Board of Directors of the Company shall not be deemed incorporated by reference by any general statement incorporating by reference the proxy statement into any filing under the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under such Act.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management as well as information regarding equity compensation plans and individual equity contracts or arrangements will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 8, 2010, under the caption “Security Ownership of Certain Beneficial Owners and Management”, and to the extent required and except as set forth therein, is incorporated herein by reference.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 8, 2010, under the caption “Certain Relationships and Related Transactions” and to the extent required and except as set forth therein, is incorporated herein by reference.

Item 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding financial accounting fees and services will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 8, 2010, under the caption “Principal Accounting Fees and Services”, and to the extent required, and except as set forth therein, is incorporated herein by reference.

PART IV

Item 15 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Form 10-K:

1.	All financial statements. See Index to Consolidated Financial Statements on page 52 of this Form 10-K.

2.	None Required – Smaller Reporting Company

3.	Exhibits. See Index to Exhibits.

INDEX

Pages of
this report

Reports of Independent Registered Public Accounting Firms	Page 25

Financial Statements:

(a)(1) Consolidated Balance Sheets as of December 31, 2009 and 2008	Page 26

Consolidated Statements of Operations for the Years Ended December 31, 2009, and 2008	Page 27

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for the Years Ended December 31, 2009 and 2008	Page 28

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008	Page 29

Notes to the Consolidated Financial Statements	Pages 30 through 44

(a)(2) Financial Statement Schedules

All other financial statement schedules required by Item 14(a)(2) have been omitted because they are inapplicable or because the required information has been included in the Consolidated Financial Statements or notes thereto.

(a)(3)	Exhibits

The Exhibit Index is set forth on Pages 52 and 53. No annual report to security holders as of December 31, 2009 has been sent to security holders and no proxy statement, form of proxy or other proxy soliciting material has been sent by the registrant to more than ten of the registrant’s security holders with respect to any annual or other meeting of security holders held or to be held in 2010. Such annual report to security holders, proxy statement or form of proxy will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

EXHIBIT INDEX

Those documents followed by a parenthetical notation are incorporated herein by reference to previous filings with the Securities and Exchange Commission as set forth below.

Exhibit No.	Description	Reference Key
**********	**********	**********
3.1	Articles of Incorporation of Omega Flex, Inc., as amended	(A)

3.2	Amended and Restated By-laws of Omega Flex, Inc.	(A)

10.1	Indemnity and Insurance Matters Agreement dated July 29, 2005 between Omega Flex, Inc. and Mestek, Inc.	(A)

10.2	Form of Indemnification Agreements entered into between Omega Flex, Inc. and its Directors and Officers and the Directors of its wholly-owned subsidiaries.	(A)

10.3	Schedule of Directors/Officers with Indemnification Agreement	(A)

10.4	Employment Agreement dated December 15, 2008 between Omega Flex, Inc. and Kevin R. Hoben	(D)

10.5	Employment Agreement dated December 15, 2008 between Omega Flex, Inc. and Mark F. Albino	(D)

10.6	Revolving Line of Credit Note dated December 2009 by Omega Flex, Inc. to Sovereign Bank, N.A. in the principal amount of $15,000,000.

10.7	Loan and Security Agreement dated December 17, 2009 between Omega Flex, Inc. and Sovereign Bank, N.A.

10.8	Promissory Note dated June 10, 2009 by Mestek, Inc. payable to Omega Flex, Inc. in the principal amount of $3,249,615.00.	(B)

10.9	Subordination Agreement dated June 10, 2009 by Omega Flex, Inc. and Bank of American, N.A.	(B)

10.10	Executive Salary Continuation Agreement	(C)

10.11	Phantom Stock Plan dated December 11, 2006.	(E)

10.12	First Amendment to the Omega Flex, Inc. 2006 Phantom Stock Plan

10.13	Form of Phantom Stock Agreement entered into between Omega Flex, Inc. and its directors, officers and employees, except as set forth in the attached schedule.	(E)

10.14	Schedule of Phantom Stock Agreements between Omega Flex, Inc. and its directors and executive officers.

10.15	Rule 10b5-1 Agreement between Omega Flex, Inc. and Hunter Associates dated September 15, 2008.	(D)

10.16	Amendment 1 to the Rule 10b5-1 Repurchase Plan dated September 15, 2009	(F)

14.1	Code of Business Ethics	(A)

21.1	List of Subsidiaries	(A)

23.1	Consent of Caturano and Company, P.C.

31.1	CEO Certification

31.2	CFO Certification

32.1	906 CEO and CFO Certifications

99.1	Information Statement	(A)

99.2	Corporate Governance Guidelines	(A)

Reference Key

(A)	Filed as an Exhibit to the Registration Statement on Form 10-12G filed on June 22, 2005.

(B)	Filed as an Exhibit to the Quarterly Report on Form 10-Q filed August 7, 2009.

(C)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 31, 2006.

(D)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 18, 2009.

(E)	Filed as an Exhibit to the Annual Report on Form 10-K filed April 2, 2007.

(F)	Filed as an Exhibit to the Quarterly Report on Form 10-Q filed November 5, 2009.

Each management contract or compensatory plan or arrangement to be filed as an exhibit to this report pursuant to item 15 is listed in Exhibit numbers 10.1, 10.2 and 10.5.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA FLEX, INC.

Date: March 17, 2010	By:	/S/ Kevin R. Hoben
Kevin R. Hoben, President and
Chief Executive Officer

Date: March 17, 2010	By:	/S/ Paul J. Kane
Paul J. Kane, Vice President Finance,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 17, 2010	By:	/S/ Mark F. Albino
Mark F. Albino, Director

Date: March 17, 2010	By:	/S/ David K. Evans
David K. Evans, Director

Date: March 17, 2010	By:	/S/ J. Nicholas Filler
J. Nicholas Filler, Director

Date: March 17, 2010	By:	/S/ David W. Hunter
David W. Hunter, Director

Date: March 17, 2010	By:	/S/ Bruce C. Klink
Bruce C. Klink, Director

Date: March 17, 2010	By:	/S/ John E. Reed
John E. Reed, Director

Date: March 17, 2010	By:	/S/ Stewart B. Reed
Stewart B. Reed, Director

Date: March 17, 2010	By:	/S/ Edward J. Trainor
Edward J. Trainor, Director