Form 10-Q
period 2010-05-07
Omega Flex, Inc.
filed 2010-05-07
CIK 1317945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 2010

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________________________ to ____________________________

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
Yes [x]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company filer.  See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange.  (Check one):

Large accelerated filer [  ]     Accelerated filer [ ]     Non-accelerated filer [ ]     Smaller reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act).
Yes [ ]  No [x]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 12 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the courts.

The number of shares of the registrant’s common stock issued and outstanding as of April 22, 2010 was 10,091,822.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2010

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1 – Financial Statements

Condensed consolidated balance sheets at March 31, 2010
and December 31, 2009 (unaudited)	3

Condensed consolidated statements of operations for the
three-months ended March 31, 2010 and 2009 (unaudited)	4

Condensed consolidated statements of cash flows for the
three-months ended March 31, 2010 and 2009 (unaudited)	5

Notes to the condensed consolidated financial statements (unaudited)	6

Item 2- Management's Discussion and Analysis of Financial Condition
and Results of Operations	15

Item 3 – Quantitative and Qualitative Information About Market Risks	23

Item 4 – Controls and Procedures	23

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	23

Item 4 – Submission of Matter to a Vote of the Security Holders	23

Item 6 - Exhibits	24

SIGNATURE	25

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
OMEGA FLEX, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2010	2009

	(Dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$1,906	$1,881
Accounts Receivable - less allowances of
$160 and $92, respectively	6,920	6,515
Inventories-Net	6,060	6,188
Deferred Taxes	712	712
Note Receivable – from Former Parent	3,250	3,250
Other Current Assets	381	542

Total Current Assets	19,229	19,088

Property and Equipment - Net	6,119	6,296
Goodwill	3,526	3,526
Other Long Term Assets	657	622

Total Assets	$29,531	$29,532
	======	======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$813	$863
Line of Credit	7,500	7,500
Accrued Compensation	1,025	1,552
Accrued Commissions & Sales Incentives	1,270	1,680
Taxes Payable	530	226
Other Liabilities	1,342	1,546

Total Current Liabilities	12,480	13,367

Deferred Taxes	1,293	1,372
Other Long Term Liabilities	1,037	987

Total Liabilities	14,810	15,726

Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 Share: authorized 20,000,000 Shares: 10,153,633 shares issued and 10,091,822 outstanding at March 31, 2010 and December 31, 2009, respectively	102	102
Treasury Stock	(1)	(1)
Paid in Capital	10,808	10,808
Retained Earnings	4,259	3,184
Accumulated Other Comprehensive Loss	(578)	(434)
Total Omega Flex, Inc. Shareholders’ Equity	14,590	13,659
Noncontrolling Interest	131	147

Total Shareholders’ Equity	14,721	13,806

Total Liabilities and Shareholders’ Equity	$29,531	$29,532

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three-months ended March 31,
	2010	2009
	(Amounts in thousands, except earnings per Common Share)

Net Sales	$11,691	$10,093

Cost of Goods Sold	5,273	5,765

Gross Profit	6,418	4,328

Selling Expense	2,155	1,994
General and Administrative Expense	1,959	1,163
Engineering Expense	584	549

Operating Profit	1,720	622

Interest Income (Expense), Net	(15)	19
Other Expense, Net	(1)	(10)

Income Before Income Taxes	1,704	631

Income Tax Expense	638	246

Net Income	$1,066	$385
Less: Net Loss attributable to the Noncontrolling Interest	9	7

Net Income attributable to Omega Flex, Inc.	$1,075	$392
	=====	=====
Basic Earnings per Common Share:
Net Income	$0.11	$0.04

Basic Weighted Average Shares Outstanding	10,092	10,093

Diluted Earnings per Common Share:
Net Income	$0.11	$0.04

Diluted Weighted Average Shares Outstanding	10,092	10,093

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

For the three-months ended
	March 31,
	2010	2009
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net Income	$1,066	$385
Adjustments to Reconcile Net Income to
Net Cash Provided By (Used In) Operating Activities:
Non-Cash Compensation Expense	21	7
Depreciation and Amortization	165	116
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	73	(8)
Changes in Assets and Liabilities:
Accounts Receivable	(516)	923
Inventory	60	2,051
Accounts Payable	(32)	(1,822)
Accrued Compensation	(521)	(1,972)
Other Liabilities	(342)	(127)
Other Assets	126	(44)

Net Cash Provided by (Used In) Operating Activities	100	(491)

Cash Flows from Investing Activities:
Capital Expenditures	(23)	(313)
Net Cash Used in Investing Activities	(23)	(313)

Cash Flows from Financing Activities:
Treasury Stock Purchases	---	(24)
Net Cash Used in Financing Activities	---	(24)

Net Increase (Decrease) in Cash and Cash Equivalents	77	(828)
Translation effect on cash	(52)	(28)
Cash and Cash Equivalents – Beginning of Period	1,881	9,773

Cash and Cash Equivalents – End of Period	$1,906	$8,917
	=====	=====

Supplemental Disclosure of Cash Flow Information

Cash paid for Income Taxes	$408	$403
	====	====

Cash paid for Interest	$75	$---
	===	===

See Accompanying Notes to Consolidated Financial Statements.

 OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollars in thousands except per share amounts)

(Unaudited)

1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”).  The Company’s unaudited  condensed consolidated financial statements for the quarter ended March 31, 2010 have been prepared in accordance with generally accepted accounting principles, and with the instructions of Form 10-Q and Article 10 of Regulation S-X.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K).  All material inter-company accounts and transactions have been eliminated in consolidation.  It is Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature or a description is provided for any adjustments that are not of a normal recurring nature.

Description of Business

The Company is a leading manufacturer of flexible metal hose, which is used in a variety of applications to carry gases and liquids within their particular applications.  These applications include carrying liquefied gases in certain processing applications, fuel gases within residential and commercial buildings and vibration absorbers in high vibration applications.  Our industrial flexible metal piping is used to carry other types of gases or fluids in a number of industrial applications where the customer requires a degree of flexibility, an ability to carry corrosive compounds or mixtures, a double containment systems, or piping to carry gases or fluids at very high and very low (cryogenic) temperatures.

The Company manufactures flexible metal hose at its facility in Exton, Pennsylvania, with a minor amount of manufacturing performed in the UK, and sells its product through distributors, wholesalers and to original equipment manufacturers (“OEMs”) throughout North America, and in certain European markets.

Accounting Changes

The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  As a result of the new codification structure, the FASB will not issue new standards in the forms of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (ASU).  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company adopted this guidance in the quarter ended September 30, 2009 and it did not have a material effect on the Company’s consolidated statements of operations, financial position or cash flows.

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

Other Comprehensive (Loss) Income

For the quarters ended March 31, 2010 and 2009, respectively, the sole component of Other Comprehensive (Loss) Income was a foreign currency translation adjustment.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to the 2010 presentation.

3. INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2010	2009
	(dollars in thousands)

Finished Goods	$4,192	$4,447
Raw Materials	1,868	1,741

Total Inventory	$6,060	$6,188

4. LINE OF CREDIT

On December 17, 2009, the Company agreed to a Revolving Line of Credit Note and a Loan Agreement with Sovereign Bank, NA (“Sovereign”).  The Company thereby established a line of credit facility in the maximum amount of $15,000, maturing on December 31, 2010, with funds available for working capital purposes and to fund dividends.  This supersedes the existing $7,500 line of credit the Company previously had in place with Sovereign.  The loan is collateralized by all of the Company’s tangible and intangible assets.  The loan agreement provides for the payment of any loan under the agreement at a rate that is either prime rate plus 0.75% or LIBOR rate plus 3%, with a 4% floor.  The Company is also required to pay a nominal commitment fee for the additional $7,500 of available funds, and is delegated to pay a “Line Fee” equal to 17.5 basis points of the average unused balance on a quarterly basis.  The Company has no other loans or loan balances outstanding.

As of March 31, 2010 and December 31, 2009, the Company was in compliance with all debt covenants.

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

The Company has entered into salary continuation agreements with two employees, which provide for monthly payments to each of the employee or his designated beneficiary upon the employee’s retirement or death.  The payment benefits range from $1 per month to $3 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65.  The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause, the amount of which is dependent on the length of company service at the date of termination.  The net present value of the retirement payments is included in Other Long-Term Liabilities, which amounts to $413 at March 31, 2010 and $388 at December 31, 2009, respectively.  The Company has obtained and is the beneficiary of three whole life insurance policies in respect of the two employees discussed above, and one other policy.  The cash surrender value of such policies (included in Other Assets) amounts to $657 at March 31, 2010 and $622 at December 31, 2009, respectively.

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

The Units are granted to participants upon the recommendation of the Company’s CEO, and the approval of the compensation committee.  Each of the Units that are granted to a participant will be initially valued by the compensation committee, and at a minimum, the Unit’s value will be in an amount equal to the closing price of the Company’s common stock on the grant date.  The Units follow a vesting schedule, with a maximum vesting schedule of 3 years after the grant date.  Upon vesting, the Units represent a contractual right to the payment of the value of the Unit.  The Units will be paid on their maturity date, one year after all of the Units granted in a particular award have fully vested, unless an acceptable event occurs under the terms of the Plan prior to one year, which would allow for earlier payment.  The amount to be paid to the participant on the maturity date is dependent on the type of Unit granted to the participant.

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

Grants of Phantom Stock Units.  As of December 31, 2009, the Company had 12,937 unvested units outstanding, all of which were granted at Full Value.  On March 3, 2010, the Company granted an additional 8,100 Full Value Units with a fair value at grant date of $10.52 per unit.  In all cases, the grant price was equal to the closing price of the Company’s common stock at the grant date.

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

 Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience.  Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense for March 31, 2010.

In accordance with FASB ASC Topic 718 Stock Compensation, the Company recorded compensation expense of approximately $21 and $7 related to the Phantom Stock Plan for the three months ended March 31, 2010 and 2009, respectively.  The related liability was $188 and $167 at March 31, 2010 and December 31, 2009, respectively.

The fair value of the Units granted through the first quarter March 31, 2010 using the Black-Scholes option-pricing model as of the grant date, uses the following assumptions:

Year Ended December 31,	Expected Term	Expected Volatility Factor	Expected Dividend Amount	Risk-Free Interest Rate
2010	3.0	77.12%	7.14%	1.34%

The Company has elected to use the “Simplified” method for calculating the Expected Term in accordance with SAB 107, and has opted to use the Expected Dividend Amount rather than an Expected Dividend Yield.

The following table summarizes information about the Company’s nonvested phantom stock Units at March 31, 2010:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2009	12,937	$14.77
Granted	8,100	$ 8.49
Vested	(5,482)	($15.30)
Forfeited	(---)	($---)
Canceled	(---)	($---)

Nonvested at March 31, 2010	15,555	$11.32

Phantom Stock Unit Awards Expected to Vest	15,555	$11.32

At March 31, 2010, a total of 8,990 Units have vested including 5,482, which vested during the first quarter of 2010.  The Units granted are expected to vest in one year intervals over three years, subject to earlier termination or forfeiture.

As of March 31, 2010, the unrecognized compensation costs related to Plan Units vesting will be primarily recognized at various times through 2013.

(Amounts in thousands)
Fiscal year ending	2010	2011	2012	2013	Total

Compensation Expense	$66	$69	$26	$4	$165

The Units outstanding and exercisable at March 31, 2010 were in the following exercise price ranges:

		Units Outstanding

Year	Range of Exercise Price	Number of Units Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

2007	$22.02	2,724	---	$22.02	---
2008	$15.76	5,076	0.92	$15.76	---
2009	$15.62	8,645	1.84	$15.62	---
2010	$10.52	8,100	2.93	$10.52	---

		Units Exercisable

Year	Range of Exercise Price	Number of Units Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Aggregate Intrinsic Value

2007	$22.02	2,724	---	$22.02	---
2008	$15.76	---	0.92	$15.76	---
2009	$15.62	---	1.84	$15.62	---
2010	$10.52	---	2.93	$10.52	---

7.  NONCONTROLLING INTERESTS

As of December 31, 2009, the Company’s net equity of $13,806 consisted of $41 other comprehensive income pertaining to foreign currency translation and $147 comprehensive income, both related to our Noncontrolling Interest.  During the first quarter of 2010 the Noncontrolling Interest represented a $9 loss and $8 income within the total Consolidated Company Income of $1,066 and Other Comprehensive Loss of $144, respectively.

8. SHAREHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)

As of March 31, 2010 and December 31, 2009, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share.  Shares outstanding for the same periods were 10,091,822.  Shares issued for the same periods were 10,153,633.

On December 9, 2009, the Board of Directors declared a dividend of $2.00 per share, payable on December 24, 2009 to shareholders of record on December 21, 2009, amounting to $20,183.

On September 11, 2009, the Company’s Board of Directors authorized an extension of the stock repurchase program for an additional 24 months.  The original program established in September of 2007 authorized the purchase of up to $5,000 of its common stock.  The purchases may be made from time-to-time in open market or in privately negotiated transactions, depending on market and business conditions.  The Board retained the right to cancel, extend, or expand the share buyback program, at any time and from time-to-time.  The Company had no purchases under the program during 2010.  Since inception, the Company has purchased a total of 61,811 shares for approximately $932, or $15 per share.

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

9.      SUBSEQUENT EVENTS

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

CHANGES IN FINANCIAL CONDITION
(All dollars in thousands)

Accounts Receivable at March 31, 2010 was $6,920, compared to $6,515 at December 31, 2009, an increase of $405.  The increase is primarily the result of increased sales between the month of March of 2010 and December of 2009.

Accrued Compensation has decreased $527 as a result of the annual first quarter scheduled compensation payment less the 2010 accrued expense.

Accrued Commissions and Sales Incentives decreased $410, moving from $1,680 at December 31, 2009, to $1,270 at March 31, 2010.  Consistent with prior years, the Company paid approximately one-third of the sales incentives obligations for the preceding year during the first quarter of the current year.  This was then offset partially by the recording of the 2010 obligations.

RESULTS OF OPERATIONS
(All dollars in thousands)

Three-months ended March 31, 2010 vs. March 31, 2009

The Company reported comparative results from continuing operations for the three-month period ended March 31, 2010 and 2009 as follows:

	Three-months ended March 31,
	(in thousands)

	2010	2010	2009	2009
	($000)%		($000)%
Net Sales	$11,691	100.0%	$10,093	100.0%
Gross Profit	$ 6,418	54.9%	$ 4,328	42.9%
Operating Profits	$ 1, 720	14.7%	$ 622	6.2%

The Company’s sales increased $1,598 (15.8%) from $10,093 in the three-month period ended March 31, 2009 as compared to $11,691 in the three-month period March 31, 2010.

 Revenue for the three-months ended March 31, 2010 reflects increased customer demand for our proprietary products.  Overall volume for the quarter was up approximately 18% compared to the prior year quarter.

The Company’s gross profit margins increased from 42.9% in the three-month period ended March 31, 2009 to 54.9% in the three-month period ended March 31, 2010.  The increase in margin is primarily the result of increased volume, and also decreases in cost of materials of approximately 7.5 percentage points to sales, which included a $278 decrease in obsolescence.  To a lesser extent, the Company recognized production efficiencies and shed royalty costs.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows, and related communication costs and freight.  Selling expense was $1,994 and $2,155 for the three months ended March 31, 2009 and 2010, respectively.  The monetary rise was attributable to various insignificant components.  Sales expense as a percentage of sales decreased from 19.8% for the three-months ended March 31, 2009 to 18.4% for the three-months ended March 31, 2010, largely due to the fixed selling costs in relation to the sales growth.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive, and finance personnel, legal and accounting, and corporate general and administrative services.  General and administrative expenses were $1,163 and $1,959 for the three months ended March 31, 2009 and 2010, respectively.  The $796 increase in expenses is partially attributable to an increase in employee salaries of $478, mostly related to executive incentive compensation, while the prior year’s expenses were offset by the cash settlement of the Parker Hannifin case, as outlined in the

Company’s December 31, 2008 Form 10-K, which resulted in income of $265, along with other insignificant components.  Administrative expense, as a percentage of sales, increased from 11.5% for the three months ended March 31, 2009 to 16.8% at March 31, 2010.

Engineering Expense.  Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs.  Engineering expenses were $549 and $584 for the three months ended March 31, 2009 and 2010, respectively.  Engineering expenses as a percentage of sales decreased from 5.4% for the three months ended March 31, 2009 to 5.0% for the three months ended March 31, 2010.

Reflecting all of the factors mentioned above, Operating Profit margins increased $1,098 from a profit of $622 in the three-month period ended March 31, 2009 to a profit of $1,720 in the three-month period ended March 31, 2010.

Interest Income (Expense)-Net.  Interest income includes interest income on the note receivable from Mestek for the first quarter of 2010, and interest income on our interest-bearing investments for both quarters ending March 31, 2009 and 2010.  Interest expense was recorded at 4% on the $7,500 line of credit outstanding during the first quarter of 2010.

Other Income-Net.  Other Income-net primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our U.K. subsidiary.

Income Tax Expense.  The Company’s effective tax rate in 2010 approximates the 2009 rate and does not differ materially from expected statutory rates.

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

Goodwill and Intangible Assets

In accordance with Intangibles – Goodwill and Other Topic 350 of the FASB ASC, the Company ceased recording amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002.  The Company performed annual impairment tests in accordance with this guidance as of December 31, 2009 and December 31, 2008.  These analyses did not indicate any impairment of goodwill.

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

LIQUIDITY AND CAPITAL RESOURCES
 (All dollars in thousands)

Three Months ended March 31, 2010

The Company’s cash balance at March 31, 2010 was $1,906, compared to $1,881 at December 31, 2009, which represents an increase of $25 between periods.

Operating Activities

The company generated cash from operations of $100 during the first three months of 2010, versus a deterioration of $491 in 2009, a change of $591.  The overall change in cash was attributable to a mix of variables.  The favorable components included accounts payable and accrued compensation, while reductions in operating cash were significantly related to accounts receivable and inventory.

Regarding the favorable components, accounts payable outflows were reduced by $1,790.  The first quarter of 2009 required higher payments for the settlement of liabilities connected to the increased sales from 2008, and in addition, included a unique raw material payment of $490.  Accrued compensation required $1,451 less cash due to the diminished 2009 results, which also impacted the compensation formulas.

Pertaining to cash diminishment, cash used for inventory increased $1,991 between periods, as purchases were significantly reduced during the first quarter of 2009 as management focused on trimming inventory levels to match sales volume.  Inventory turns however were fairly consistent between the periods being 3.2 and 3.9 for 2009 and 2010, respectively.  Also, accounts receivable collections went down $1,439.  This was primarily due to the decrease in sales from the fourth quarter of 2008 to the same quarter in 2009, thus impacting the eventual cash collections during the first quarter of the succeeding year.
.
Investing Activities

Cash improved $290 relative to investing activities.  Capital spending was $23 and $313 for 2010 and 2009, respectively.  As stated in Note 12 of the Company’s December 31, 2009 Form 10-K, the Company expects the collection of a $3,250 note to its former parent Mestek, Inc. in October of 2010.

Financing

Cash used in financing activities during the first quarter of 2009 was $24, compared with no finance spending in 2010.

On September 11, 2009, the Company’s Board of Directors authorized an extension of the stock repurchase program for an additional 24 months.  The original program established in September of 2007 authorized the purchase of up to $5,000 of its common stock.  The purchases may be made from time-to-time in open market or in privately negotiated transactions, depending on market and business conditions.  The Board retained the right to cancel, extend, or expand the share buyback program at any time and from tim-to-time.

During 2009, the Company had purchased 1,986 shares of treasury stock for $24, as noted above.  No purchases have been made during 2010.

On December 17, 2009, the Company agreed to a Revolving Line of Credit Note and a Loan Agreement with Sovereign Bank, NA (“Sovereign”).  The Company thereby established a line of credit facility in the maximum amount of $15,000, maturing on December 31, 2010, with funds available for working capital purposes and to fund dividends.  This supersedes the existing $7,500 line of credit the Company previously had in place with Sovereign.  The loan is collateralized by all of the Company’s tangible and intangible assets.  The loan agreement provides for the payment of any loan under the agreement at a rate that is either prime rate plus 0.75%, or LIBOR rate plus 3%, with a 4% floor.  The Company was also required to pay a nominal commitment fee for the additional $7,500 of available funds, and is delegated to pay a “Line Fee” equal to 17.5 basis points of the average unused balance on a quarterly basis.  The Company has no other loans or loan balances outstanding at March 31, 2010.

The Company anticipates payments against the principal balance of the aforementioned $7,500 outstanding line of credit to start during the second quarter of 2010 and may potentially payoff the entire balance of the debt by the end of the year.

The Company believes its liquidity position as of March 31, 2010 is fully adequate to meet foreseeable future needs and that the Company will possess adequate cash reserves to meet its day-to-day needs including any acquisitions or capital expenditures or stock repurchases it can reasonably foresee at this time.

There are currently no other known trends, demands, commitments or uncertainties that the Company anticipates will significantly increase or decrease liquidity.

CONTINGENT LIABILITIES AND GUARANTEES

See Note 5 to the Company’s financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Item 7 of the Company’s 2009 year-end Form 10-K under the caption “Tabular Disclosure of Contractual Obligations and Off-Balance Sheet Arrangements”.

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

Item 4 – Controls And Procedures

(a)           Evaluation of Disclosure Controls and Procedures.

At the end of the fiscal first quarter of 2010, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures.  The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission.  The Company’s management, including the chief executive officer, chief financial officer and principal accounting officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934.  Based on that evaluation, the chief executive officer, chief financial officer and principal accounting officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

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

Item 4 – Submission of Matter to a Vote of the Security Holders

No matters were submitted to the security holders of the Company for a vote during the first quarter of 2010.

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

OMEGA FLEX, INC.
(Registrant)

Date: May 7, 2010	By: /S/ Paul J. Kane
Paul J. Kane
Vice President – Finance
and Chief Financial Officer