Form 10-Q
period 2010-08-04
Omega Flex, Inc.
filed 2010-08-05
CIK 1317945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 2010

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to _________________________________

Commission File Number          000-51372

Omega Flex, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-1948942
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
451 Creamery Way, Exton, PA	19341
(Address of principal executive offices)	(Zip Code)

(610) 524-7272

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [x]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company filer.  See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange.  (Check one):

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

The number of shares of the registrant’s common stock issued and outstanding as of June 30, 2010 was 10,091,822.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE SIX MONTHS ENDED JUNE 30, 2010

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1 – Financial Statements

Condensed consolidated balance sheets at June 30, 2010
and December 31, 2009 (unaudited)	3

Condensed consolidated statements of income for the
three-months ended June 30, 2010 and 2009 (unaudited) and the six months ended June 30, 2010 and 2009 (unaudited)	4

Condensed consolidated statements of cash flows for the
six-months ended June 30, 2010 and 2009 (unaudited)	5

Notes to the condensed consolidated financial statements (unaudited)	6

Item 2- Management's Discussion and Analysis of Financial Condition
and Results of Operations	14

Item 3 – Quantitative and Qualitative Information About Market Risks	24

Item 4 – Controls and Procedures	24

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	24

Item 4 – Submission of Matter to a Vote of the Security Holders	25

Item 6 - Exhibits	26

SIGNATURE	27

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
OMEGA FLEX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2010	2009

	(Dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$ 614	$ 1,881
Accounts Receivable - less Bad Debt allowances of
$212 and $92, respectively	6,282	6,515
Inventories – Net	6,610	6,188
Deferred Taxes	921	712
Note Receivable – from Former Parent	3,250	3,250
Other Current Assets	758	542

Total Current Assets	18,435	19,088

Property and Equipment - Net	6,018	6,296
Goodwill	3,526	3,526
Other Long Term Assets	657	622

Total Assets	$28,636	$29,532
	======	======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 1,223	$ 863
Line of Credit	5,497	7,500
Accrued Compensation	1,394	1,552
Accrued Commissions & Sales Incentives	1,388	1,680
Taxes Payable	152	226
Other Liabilities	1,305	1,546

Total Current Liabilities	10,959	13,367

Deferred Taxes	1,259	1,372
Other Long Term Liabilities	1,043	987

Total Liabilities	13,261	15,726

Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 Share: authorized 20,000,000 Shares: 10,153,633 shares issued and 10,091,822 outstanding at June 30, 2010 and December 31, 2009, respectively	102	102
Treasury Stock	(1)	(1)
Paid in Capital	10,808	10,808
Retained Earnings	4,921	3,184
Accumulated Other Comprehensive Loss	(578)	(434)
Total Omega Flex, Inc. Shareholders’ Equity	15,252	13,659
Noncontrolling Interest	123	147

Total Shareholders’ Equity	15,375	13,806

Total Liabilities and Shareholders’ Equity	$28,636	$29,532
	======	======

See Accompanying Notes to Unaudited Consolidated Financial Statements.

OMEGA FLEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three-months ended		For the six-months ended
	June 30,		June 30,
	2010	2009	2010	2009
(Amounts in thousands, except earnings per Common Share)

Net Sales	$10,715	$10,124	$22,406	$20,217

Cost of Goods Sold	5,176	5,076	10,449	10,841

Gross Profit	5,539	5,048	11,957	9,376

Selling Expense	2,197	1,969	4,352	3,963
General and Administrative Expense	1,588	1,556	3,547	2,719
Engineering Expense	647	570	1,231	1,119

Operating Profit	1,107	953	2,827	1,575

Interest Income (Expense), Net	(18)	27	(33)	46
Other Income (Expense), Net	(9)	85	(10)	75

Income Before Income Taxes	1,080	1,065	2,784	1,696

Income Tax Expense	425	426	1,063	672

Net Income	655	639	1,721	1,024
Less: Net Loss attributable to the Noncontrolling Interest, Net of Tax	7	2	16	9

Net Income attributable to Omega Flex, Inc.	$ 662	$ 641	$1,737	$1,033
	=====	=====	=====	=====

Basic Earnings per Common Share:
Net Income	$0.07	$0.06	$0.17	$0.10
	=====	=====	=====	=====

Basic Weighted Average Shares Outstanding	10,092	10,092	10,092	10,093
	=====	=====	=====	=====

Diluted Earnings per Common Share:
Net Income	$0.07	$0.06	$0.17	$0.10
	=====	=====	=====	=====

Diluted Weighted Average Shares Outstanding	10,092	10,092	10,092	10,093
	=====	=====	=====	=====

See Accompanying Notes to Unaudited Consolidated Financial Statements.

OMEGA FLEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

For the six-months ended
	June 30,
	2010	2009
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net Income	$1,721	$1,024
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
Non-Cash Compensation Expense	24	28
Depreciation and Amortization	315	236
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	114	25
Changes in Assets and Liabilities:
Accounts Receivable	87	862
Inventory	(490)	3,029
Accounts Payable	367	(915)
Accrued Compensation	(152)	(1,690)
Other Liabilities	(847)	(880)
Other Assets	(283)	204

Net Cash Provided by Operating Activities	856	1,923

Cash Flows from Investing Activities:
Notes Receivable from former Parent Company	-	(3,250)
Capital Expenditures	(71)	(303)
Net Cash Used in Investing Activities	(71)	(3,553)

Cash Flows from Financing Activities:
Principal repayments on Line of Credit, Net	(2,003)	-
Treasury Stock Purchases	-	(24)
Net Cash Used in Financing Activities	(2,003)	(24)

Net Decrease in Cash and Cash Equivalents	(1,218)	(1,654)
Translation effect on cash	(49)	159
Cash and Cash Equivalents – Beginning of Period	1,881	9,773

Cash and Cash Equivalents – End of Period	$ 614	$8,278
	=====	=====

Supplemental Disclosure of Cash Flow Information

Cash paid for Income Taxes	$1,830	$ 669
	=====	=====

Cash paid for Interest	$ 148	$ -
	=====	=====

See Accompanying Notes to Unaudited Consolidated Financial Statements.

 OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollars in thousands except per share amounts)

(Unaudited)

1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”).  The Company’s unaudited  condensed consolidated financial statements for the quarter ended June 30, 2010 have been prepared in accordance with generally accepted accounting principles, and with the instructions of Form 10-Q and Article 10 of Regulation S-X.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K).  All material inter-company accounts and transactions have been eliminated in consolidation.  It is Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature or a description is provided for any adjustments that are not of a normal recurring nature.

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

Accounting Changes

The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  As a result of the new codification structure, the FASB will not issue new standards in the forms of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (ASU).  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company adopted this guidance in the quarter ended September 30, 2009 and it did not have a material effect on the Company’s consolidated statements of income, financial position or cash flows.

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

Currency Translation

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates prevailing on the balance sheet date.  The Statements of Income are translated into U.S. dollars at average exchange rates.  Adjustments resulting from the translation of financial statements are excluded from the determination of income and are accumulated in a separate component of shareholders’ equity.  Exchange gains and losses resulting from foreign currency transactions are included in operations (other income (expense)) in the period in which they occur.

Income Taxes

The Company accounts for federal tax liabilities in accordance with the FASB ASC Topic 740 Income Taxes.  Under this method the Company records tax expense and related deferred taxes and tax benefits.

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

        The Company is currently subject to audit by the Internal Revenue Service for the calendar years ended 2006, 2007 and 2008. The Company and its Subsidiaries state income tax returns are subject to audit for the calendar years ended 2005 through 2008. The Company believes that there are no uncertain tax positions that require a reserve as of June 30, 2010.

Other Comprehensive (Loss) Income

For the periods ended June 30, 2010 and 2009, respectively, the sole component of Other Comprehensive (Loss) Income was a foreign currency translation adjustment.

3. INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2010	2009
	(dollars in thousands)

Finished Goods	$4,472	$4,447
Raw Materials	2,138	1,741

Total Inventory	$6,610	$6,188

4. LINE OF CREDIT

On December 17, 2009, the Company agreed to a Revolving Line of Credit Note and a Loan Agreement with Sovereign Bank, NA (“Sovereign”).  The Company thereby established a line of credit facility in the maximum amount of $15,000, maturing on December 31, 2010, with funds available for working capital purposes and to fund dividends.  This supersedes the existing $7,500 line of credit the Company previously had in place with Sovereign.  The loan is collateralized by all of the Company’s tangible and intangible assets.  The loan agreement provides for the payment of any loan under the agreement at a rate that is either prime rate plus 0.75% or LIBOR rate plus 3%, with a 4% floor.  The rate applied thus far, and applicable at June 30, 2010 is 4%.  The Company is also required to pay a nominal commitment fee for the additional $7,500 of available funds, and is required to pay a “Line Fee” equal to 17.5 basis points of the average unused balance on a quarterly basis.  The Company has no other loans or loan balances outstanding.

As of June 30, 2010 and December 31, 2009, the Company was in compliance with all debt covenants.

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

The Company has entered into salary continuation agreements with two employees, which provide for monthly payments to each of the employee or his designated beneficiary upon the employee’s retirement or death.  The payment benefits range from $1 per month to $3 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65.  The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause, the amount of which is dependent on the length of company service at the date of termination.  The net present value of the retirement payments is included in Other Long-Term Liabilities, which amounts to $411 at June 30, 2010 and $388 at December 31, 2009, respectively.  The Company has obtained and is the beneficiary of three whole life insurance policies with respect to the two employees discussed above, and one other policy.  The cash surrender value of such policies (included in Other Assets) amounts to $657 at June 30, 2010 and $622 at December 31, 2009, respectively.

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

Warranty Commitments:

Gas transmission products such as those made by the Company carry potentially serious personal injury risks in the event of failures in the field.  As a result, the Company performs extensive internal testing and other quality control procedures and historically the Company has not had a meaningful failure rate in the field due to the extensive nature of these quality controls.  Due to the Company’s quality systems, the warranty expense is de minimis, and accordingly, the Company does not maintain a warranty reserve beyond a nominal amount.

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

The Units are granted to participants upon the recommendation of the Company’s CEO, and the approval of the compensation committee.  Each of the Units that are granted to a participant will be initially valued by the compensation committee, and at a minimum, the Unit’s value will be in an amount equal to the closing price of the Company’s common stock on the grant date.  The Units follow a vesting schedule, with a maximum vest of up to 3 years after the grant date.  Upon vesting, the Units represent a contractual right to the payment of the value of the Unit.  The Units will be paid on their maturity date, one year after all of the Units granted in a particular award have fully vested, unless an acceptable event occurs under the terms of the Plan prior to one year, which would allow for earlier payment.  The amount to be paid to the participant on the maturity date is dependent on the type of Unit granted to the participant.

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

Grants of Phantom Stock Units.  As of December 31, 2009, the Company had 12,937 unvested units outstanding, all of which were granted at Full Value.  On March 3, 2010, the Company granted an additional 8,100 Full Value Units with a value of $10.52 per unit on the date of grant.  In all cases, the grant price was equal to the closing price of the Company’s common stock at the grant date.

The Company uses the Black-Scholes option pricing model as its method for determining fair value of the Units.  The Company uses the straight-line method of attributing the value of the stock-based compensation expense relating to the Units.  The compensation expense (including adjustment of the liability to its fair value) from the Units is recognized over the vesting period of each grant or award.

The FASB ASC Topic 718 Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately to vest.

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience.  Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense for June 30, 2010.

In accordance with FASB ASC Topic 718 Stock Compensation, the Company recorded compensation expense of approximately $24 and $28 related to the Phantom Stock Plan for the six months ended June 30, 2010 and 2009, respectively.  The related liability, inclusive of equivalent dividends, was $190 and $167 at June 30, 2010 and December 31, 2009, respectively.

The Company has elected to use the “Simplified” method for calculating the Expected Term in accordance with SAB 107, and has opted to use the Expected Dividend Amount rather than an Expected Dividend Yield.

The following table summarizes information about the Company’s nonvested phantom stock Units at June 30, 2010:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2009	12,937	$14.77
Granted	8,100	$ 8.49
Vested	(5,482)	($15.30)
Forfeited	(---)	($---)
Canceled	(---)	($---)

Nonvested at June 30, 2010	15,555	$11.32
	=====	=====
Phantom Stock Unit Awards Expected to Vest	15,555	$11.32
	=====	=====

At June 30, 2010, a total of 8,990 Units have vested including 5,482, which vested during the first quarter of 2010.  The Units granted are expected to vest in one year intervals over three years, subject to earlier termination or forfeiture.

As of June 30, 2010, the unrecognized compensation costs related to Plan Units vesting will be primarily recognized at various times through 2013.  The total unrecognized compensation costs at June 30, 2010 were $137, which will be recognized through 2013.

7.  NONCONTROLLING INTERESTS

As of December 31, 2009, total shareholders’ equity of $13,806 consisted of $41 other comprehensive income pertaining to foreign currency translation and $147 comprehensive income, both related to our Noncontrolling Interest.  During the first six months of 2010 the Noncontrolling Interest represented a $16 loss and $8 income within the total Consolidated Company Income of $1,721 and Other Comprehensive Loss of $144, respectively.

8. SHAREHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)

As of June 30, 2010 and December 31, 2009, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share.  Shares outstanding for the same periods were 10,091,822.  Shares issued for the same periods were 10,153,633.

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

The Company’s business is controlled as a single operating segment that consists of the manufacture and sale of flexible metal hose and accessories.  The Company’s products are concentrated in residential and commercial construction, and general industrial markets. The Company’s primary product line, flexible gas piping, is used for gas piping within residential and commercial buildings.  The Company’s products are manufactured at the Company’s Exton, Pennsylvania main facility as well as at it’s manufacturing center in the UK.  A majority of the Company’s sales across all industries are generated through independent outside sales organizations such as sales representatives, wholesalers and distributors, or a combination of both.  The Company has a broad distribution network in North America and to a lesser extent in Europe and other global markets.

CHANGES IN FINANCIAL CONDITION
(All dollars in thousands)

Cash has been positively generated during 2010 from operations, but shows a decrease of $1,267 from December 31, 2009 to June 30, 2010, largely as a result of approximately $2,000 in cash applied towards the outstanding line of credit during the second quarter.  This also explains the $2,000 decrease in the line of credit.  Effective during the second quarter of 2010, the Company implemented an automatic sweep of funds against the line of credit, therefore requiring a $438 reclass of outstanding checks to Accounts Payable previously considered cash.  This also largely explains the $360 increase in Accounts Payable.

During 2010, the Company’s inventory balance has increased $422 from $6,188 at December 31, 2009 to $6,610 at June 30, 2010.  The increase is largely due to a ramp up of raw material purchases in the UK in anticipation of sales orders in new territories, as well as a slight increase in the cost of inventory.

RESULTS OF OPERATIONS
(All dollars in thousands)

Three-months ended June 30, 2010 vs. June 30, 2009

The Company reported comparative results from continuing operations for the three-month period ended June 30, 2010 and 2009 as follows:

	Three-months ended June 30,
	(in thousands)

	2010	2010	2009	2009
	($000)%		($000)%
Net Sales	$10,715	100.0%	$10,124	100.0%
Gross Profit	$ 5,539	51.7%	$ 5,048	49.9%
Operating Profit	$ 1,107	10.3%	$ 953	9.4%

The Company’s sales increased $591 (5.8%) from $10,124 in the three-month period ended June 30, 2009 as compared to $10,715 in the three-month period June 30, 2010.

 Revenue for the three-months ended June 30, 2010 reflects an increase in demand for the Company’s products and apparent market penetration.  Overall, volume for the quarter was up approximately 7% compared to the prior year quarter, partially offset by other slightly unfavorable variables, including pricing adjustments.

The Company’s gross profit margins have increased modestly from 49.9% to 51.7% for the three-month period ended June 30, 2009 and 2010, respectively mostly due to the increase in sales noted above.  The Company has also been able to shed obsolescence costs, and generate other various production related efficiencies, which helped to partially offset an approximate 3.0 percentage point increase in cost of materials.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight.  Selling expense was $1,969 and $2,197 for the three months ended June 30, 2009 and 2010, respectively.  The increase was largely attributable to increases in staffing expenses related to a shift in the management structure in the UK, designed to expand sales markets, along with an increase in commissions on pace with sales volume.  Sales expense as a percentage of sales increased from 19.4% for the three-months ended June 30, 2009 to 20.5% for the three-months ended June 30, 2010.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services.  General and administrative expenses were $1,556 and $1,588 for the three months ended June 30, 2009 and 20010, respectively.  As a percentage of sales, general and administrative expenses decreased from 15.4% for the three months ended June 30, 2009 to 14.8% for the three months ended June 30, 2010.

Engineering Expense.  Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs.  Engineering expenses were $570 and $647 for the three months ended June 30, 2009 and 2010, respectively.  Engineering expenses as a percentage of sales were 5.6% for the three months ended June 30, 2009 and 6.0% for the three months ended June 30, 2010.

Reflecting all of the factors mentioned above, Operating Profit margins increased $154 (16.2%) from a profit of $953 in the three-month period ended June 30, 2009 to a profit of $1,107 in the three-month period ended June 30, 2010.

Interest (Expense) Income-Net.  Interest income includes interest earned on the note receivable from Mestek, the Company’s former parent, which came on the books in June 2009, and interest earned on cash invested.  Interest expense was recorded at 4% on the line of credit loan balance, which was established in December 2009.  The interest associated with the line of credit slightly surpassed interest earned during current quarter, while the same quarter last year simply had income.

Other (Expense) Income-Net.  Other Income-net primarily consists of foreign currency exchange gains (losses) on transactions.

Income Tax Expense.  The Company’s effective tax rate in 2010 approximates the 2009 rate and does not differ materially from expected statutory rates.

Six-months ended June 30, 2010 vs. June 30, 2009

The Company reported comparative results from continuing operations for the six-month period ended June 30, 2010 and 2009 as follows:

	Six-months ended June 30,
	(in thousands)

	2010	2010	2009	2009
	($000)%		($000)%
Net Sales	$22,406	100.0%	$20,217	100.0%
Gross Profit	$11,957	53.4%	$ 9,376	46.4%
Operating Profit	$ 2,827	12.6%	$ 1,575	7.8%

The Company’s sales increased $2,189 (10.8%) from $20,217 in the six-month period ended June 30, 2009 as compared to $22,406 in the six-month period June 30, 2010.

 Revenue for the six-months ended June 30, 2010 reflects increased demand for the Company’s proprietary products as indicated by apparent increases in market share.  Overall volume for the six months was up approximately 13% compared to the prior year, reduced partially by various components, such as pricing.

The Company’s gross profit margins increased from 46.4% in the six-month period ended June 30, 2009 to 53.4% in the six-month period ended June 30, 2010.  The increase in margin is the result of various factors, including the increase in sales mentioned above, an approximate 2.0 percentage point improvement in the cost of materials, and manufacturing efficiencies mostly derived from increased volume.  The Company also had a favorable decrease in obsolescence of $373, as the prior year absorbed higher expenses for identified excess parts.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight.  Selling expense was $3,963 and $4,352 for the six months ended June 30, 2009 and 2010, respectively.  The increase was largely attributable to staffing expenses related to a shift in the management structure in the UK, designed to expand sales markets along with an increase in commissions associated with the rise in volume.  Sales expense as a percentage of sales decreased from 19.6% for the six-months ended June 30, 2009 to 19.4% for the six-months ended June 30, 2010.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services.  General and administrative expenses were $2,719 and $3,547 for the six months ended June, 2009 and 2010, respectively.  The increase was largely attributable to an increase in staffing expenses of $628, mostly related to incentive compensation, and a $100 increase in legal and consulting, along with other various insignificant components.  Notably, the prior year recognized income of $265 related to the Parker Hannifin settlement, which therefore decreased the 2009 expense.  General and administrative expense, as a percentage of sales, increased from 13.4% for the six months ended June 30, 2009 to 15.8% for the six months ended June 30, 2010.

Engineering Expense.  Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs.  Engineering expenses were reasonably similar for the six months ended June 30, 2009 and 2010 respectively.  Engineering expenses as a percentage of sales were 5.5% for both the six months ended June 30, 2009 and 2010.

Reflecting all of the factors mentioned above, Operating Profit margins increased $1,252 (79.5%) from a profit of $1,575 in the six-month period ended June 30, 2009 to a profit of $2,827 in the six-month period ended June 30, 2010.

Interest (Expense) Income-Net.  Interest income includes interest earned on the note receivable from Mestek, the Company’s former parent, which came on the books in June 2009, and interest earned on cash invested.  Interest expense was recorded at 4% on the line of credit loan balance, which was established in December 2009.  The interest associated with the line of credit slightly surpassed interest earned during the six months, while the same period last year simply had income.

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

Goodwill and Intangible Assets

In accordance with Intangibles – Goodwill and Other Topic 350 of the FASB ASC, the Company ceased recording amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002.  The Company performed an annual impairment test in accordance with this guidance as of December 31, 2009.  This analysis did not indicate any impairment of goodwill.

Product Liability Reserves

As explained more fully under Contingencies, for various product liability claims covered under the Company’s general liability insurance policies, the Company must pay certain defense costs within its deductible or self-insured retention limits, ranging from $25 to $75, depending on the policy year.  The Company is vigorously defending those claims, none of which have been proven.

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

The Company uses the Black-Scholes option pricing model as its method for determining fair value of the Units.  The Company uses the straight-line method of attributing the value of the stock-based compensation expense relating to the Units.  The compensation expense (including adjustment of the liability to its fair value) from the Units is recognized over the vesting period of each grant or award.

The FASB ASC Topic 718 Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately to vest.

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience.  Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense for June 30, 2010.

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

The Company is currently subject to audit by the Internal Revenue Service for the calendar years ended 2006, 2007 and 2008. The Company and its Subsidiaries state income tax returns are subject to audit for the calendar years ended 2005 through 2008. The Company believes that there are no uncertain tax positions that require a reserve as of June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES
(All amounts in thousands except share amounts)

Six Months ended June 30, 2010

The Company’s cash balance at June 30, 2010 was $614, compared to $1,881 at December 31, 2009, which represents a decrease of $1,267 between periods.

Operating Activities

The company generated cash from operations of $856 during the first six months of 2010, versus $1,923 in 2009, a change of $1,067.  The overall change in cash was attributable to a mix of variables.  The more significant favorable components included accounts payable and accrued compensation, while notable reductions in operating cash were significantly related to accounts receivable and inventory.

Regarding the favorable components, accounts payable outflows were reduced by $1,282.  The first six months of 2009 required higher payments for the settlement of liabilities connected to the increased sales from 2008, and in addition, included a unique raw material payment of $490.  Accrued compensation required $1,538 less cash due to the diminished 2009 results, which also impacted the compensation formulas

Pertaining to cash diminishment, inventory related outflows increased $3,519 between periods.   Management focused on trimming inventory levels in 2009 to match sales volume, and therefore, purchases were reduced significantly, in contrast, inventory has increased during 2010 as warehouses are stocked in anticipation of new markets.  Overall, inventory realizability has improved, as demonstrated by the ratio of inventory to quarterly cost of goods sold, which was 1.28 and 1.46 for six months ended June 30, 2010 and 2009, respectively.  Also, accounts receivable collections went down $775.  A good portion of the change was due to the decrease in sales from the fourth quarter of 2008 to the same quarter in 2009, thus impacting the eventual cash collections during the succeeding year.

Investing Activities

Cash used in investing activities for the first six months of 2010 was $71, compared with $3,553 used in the first six months of 2009, which includes a $3,250 loan to our former parent company.  Capital spending was $71 and $303 in the first six months ended June 30, 2010 and June 30, 2009, respectively.

Financing

Cash used in financing activities during the first six months of 2010 was $2,003, the result of available cash being applied to the outstanding line of credit, compared with $24, used for the repurchase of treasury stock, in the first six months of 2009.

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

On December 17, 2009, the Company agreed to a Revolving Line of Credit Note and a Loan Agreement with Sovereign Bank, NA (“Sovereign”).  The Company thereby established a line of credit facility in the maximum amount of $15,000, maturing on December 31, 2010, with funds available for working capital purposes and to fund dividends.  This supersedes the existing $7,500 line of credit the Company previously had in place with Sovereign.  The loan is collateralized by all of the Company’s tangible and intangible assets.  The loan agreement provides for the payment of any loan under the agreement at a rate that is either prime rate plus 0.75%, or LIBOR rate plus 3%, with a 4% floor.  The Company was also required to pay a nominal commitment fee for the additional $7,500 of available funds, and is delegated to pay a “Line Fee” equal to 17.5 basis points of the average unused balance on a quarterly basis.  The Company has no other loans or loan balances outstanding at June 30, 2010.

As noted above, the Company made payments of $2,003 towards the $7,500 December 31, 2009 line of credit balance during the second quarter of 2010, bringing the outstanding balance to $5,497 as of June 30, 2010.  The Company anticipates continued payments against the principal balance of the aforementioned outstanding line of credit during the third quarter of 2010 and may potentially payoff the entire balance of the debt by the end of the year.

The Company believes its liquidity position as of June 30, 2010 is fully adequate to meet foreseeable future needs and that the Company will possess adequate cash reserves to meet its day-to-day needs including any acquisitions or capital expenditures or stock repurchases it can reasonably foresee at this time.

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

Item 4 – Controls And Procedures

(a)           Evaluation of Disclosure Controls and Procedures.

At the end of the fiscal second quarter of 2010, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures.  The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission.  The Company’s management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

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

Item 4 – Submission of Matter to a Vote of the Security Holders

On June 8, 2009, the Company held its 2010 Annual Meeting of Shareholders.  The shareholders voted on the following proposals:

1.	To elect three Class 2 directors for a three year term expiring at the 2013 annual meeting of shareholders.

2.	To ratify the appointment by the audit committee of the board of directors of Caturano & Co., Ltd. as the independent auditors for the Company for the fiscal year ending December 31, 2010.

The results of the voting are as follows:

1.	Election of Directors
		For	Against	Non-votes

	J. Nicholas Filler	8,785,630	13,297	1,004,771
	Bruce C. Klink	8,781,790	17,137	1,004,771
	Edward J. Trainor	8,336,745	462,182	1,004,771

2.	To ratify the appointment of Caturano & Co., Ltd. as the independent auditors for the Company for the fiscal year ending December 31, 2010:

	For	9,798,734
	Against	3,093
	Abstain	1,871

Item 6 - Exhibits

Exhibit
No.                                Description

31.1	Certification of Chief Executive Officer of Omega Flex, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Omega Flex, Inc. pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Omega Flex, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA FLEX, INC.
(Registrant)

Date: August 5, 2010	By: /S/ Paul J. Kane
Paul J. Kane
Vice President – Finance
and Chief Financial Officer