Form 10-Q
period 2010-11-04
Omega Flex, Inc.
filed 2010-11-04
CIK 1317945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2010

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________________ to _____________________________________________________________

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

The number of shares of the registrant’s common stock issued and outstanding as of September 30, 2010 was 10,091,822.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1 – Financial Statements

Condensed consolidated balance sheets at September 30, 2010
and December 31, 2009 (unaudited)	3

Condensed consolidated statements of income for the
three-months ended September 30, 2010 and 2009 (unaudited) and the nine-months ended September 30, 2010 and 2009 (unaudited)	4

Condensed consolidated statements of cash flows for the
nine-months ended September 30, 2010 and 2009 (unaudited)	5

Notes to the condensed consolidated financial statements (unaudited)	6

Item 2- Management's Discussion and Analysis of Financial Condition
and Results of Operations	14

Item 3 – Quantitative and Qualitative Information About Market Risks	24

Item 4 – Controls and Procedures	24

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	25

Item 4 – Submission of Matter to a Vote of the Security Holders	25

Item 6 - Exhibits	26

SIGNATURE	27

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
OMEGA FLEX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2010	2009

	(Dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$ 955	$ 1,881
Accounts Receivable – less allowance for bad debt of
$214 and $92, respectively	6,988	6,515
Note Receivable – from Former Parent	3,250	3,250
Inventories – Net	6,272	6,188
Deferred Taxes	866	712
Other Current Assets	1,017	542

Total Current Assets	19,348	19,088

Property and Equipment - Net	5,893	6,296
Goodwill	3,526	3,526
Other Long Term Assets	671	622

Total Assets	$29,438	$29,532
	======	======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 1,265	$ 863
Revolving Line of Credit	4,147	7,500
Accrued Compensation	1,950	1,552
Accrued Commissions & Sales Incentives	1,875	1,680
Taxes Payable	-	226
Other Liabilities	1,542	1,546

Total Current Liabilities	10,779	13,367

Deferred Taxes	1,240	1,372
Other Long Term Liabilities	1,085	987

Total Liabilities	13,104	15,726

Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 Share: authorized 20,000,000 Shares: 10,153,633 shares issued and 10,091,822 outstanding at September 30, 2010 and December 31, 2009, respectively	102	102
Treasury Stock	(1)	(1)
Paid in Capital	10,808	10,808
Retained Earnings	5,764	3,184
Accumulated Other Comprehensive Loss	(466)	(434)
Total Omega Flex, Inc. Shareholders’ Equity	16,207	13,659
Noncontrolling Interest	127	147

Total Shareholders’ Equity	16,334	13,806

Total Liabilities and Shareholders’ Equity	$29,438	$29,532
	======	======

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three-months ended		For the nine-months ended
	September 30,		September 30,
	2010	2009	2010	2009
(Amounts in thousands, except earnings per Common Share)

Net Sales	$11,648	$11,328	$34,054	$31,545

Cost of Goods Sold	5,926	5,082	16,375	15,923

Gross Profit	5,722	6,246	17,679	15,622

Selling Expense	2,148	1,982	6,500	5,945
General and Administrative Expense	1,913	1,584	5,460	4,303
Engineering Expense	474	525	1,705	1,644

Operating Profit	1,187	2,155	4,014	3,730

Interest Income (Expense), Net	1	64	(32)	110
Other Income, Net	25	22	15	97

Income Before Income Taxes	1,213	2,241	3,997	3,937

Income Tax Expense	373	602	1,436	1,274

Net Income	840	1,639	2,561	2,663
Net Loss (Gain) attributable to the Noncontrolling Interest, Net of Tax	3	(3)	19	6

Net Income attributable to Omega Flex, Inc.	$ 843	$ 1,636	$2,580	$2,669
	=====	======	=====	=====

Basic Earnings per Common Share:
Net Income	$0.08	$0.16	$0.26	$0.26
	=====	=====	=====	=====

Basic Weighted Average Shares Outstanding	10,092	10,092	10,092	10,092
	=====	=====	=====	=====

Diluted Earnings per Common Share:
Net Income	$0.08	$0.16	$0.26	$0.26
	=====	=====	=====	=====

Diluted Weighted Average Shares Outstanding	10,092	10,092	10,092	10,092
	=====	=====	=====	=====

See Accompanying Notes to Unaudited Consolidated Financial Statements.

OMEGA FLEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine-months ended
	September 30,
	2010	2009
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net Income	$2,561	$2,663
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
Non-Cash Compensation Expense	43	49
Depreciation and Amortization	468	428
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	133	27
Changes in Assets and Liabilities:
Accounts Receivable	(427)	441
Inventory	(84)	3,790
Accounts Payable	194	(1,096)
Accrued Compensation	404	(1,245)
Other Liabilities	(293)	(1,105)
Other Assets	(491)	493

Net Cash Provided by Operating Activities	2,508	4,445

Cash Flows from Investing Activities:
Notes Receivable from former Parent	-	(3,250)
Capital Expenditures	(75)	(398)
Net Cash Used in Investing Activities	(75)	(3,648)

Cash Flows from Financing Activities:
Principal repayments on Line of Credit, Net	(3,353)	-
Treasury Stock Purchases	-	(24)
Net Cash Used in Financing Activities	(3,353)	(24)

Net Increase (Decrease) in Cash and Cash Equivalents	(920)	773
Translation effect on cash	(6)	155
Cash and Cash Equivalents – Beginning of Period	1,881	9,773

Cash and Cash Equivalents – End of Period	$ 955	$10,701
	=====	=====

Supplemental Disclosure of Cash Flow Information

Cash paid for Income Taxes	$2,204	$ 891
	=====	=====

Cash paid for Interest	$ 197	$ -
	=====	=====

Cash received for Income Tax Refunds	$ -	$23
	=====	=====

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

 OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollars in thousands except per share amounts)

(Unaudited)

1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”).  The Company’s unaudited  condensed consolidated financial statements for the quarter ended September 30, 2010 have been prepared in accordance with generally accepted accounting principles, and with the instructions of Form 10-Q and Article 10 of Regulation S-X.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K).  All material inter-company accounts and transactions have been eliminated in consolidation.  It is Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature or a description is provided for any adjustments that are not of a normal recurring nature.

Description of Business

The Company is a leading manufacturer of flexible metal hose, which is used in a variety of applications to carry gases and liquids within their particular applications.  These applications include carrying liquefied gases in certain processing applications, fuel gases within residential and commercial buildings and vibration absorbers in high vibration applications.  Our industrial flexible metal piping is used to carry other types of gases or fluids in a number of industrial applications where the customer requires a degree of flexibility, an ability to carry corrosive compounds or mixtures, a double containment system, or piping to carry gases or fluids at very high and very low (cryogenic) temperatures.

The Company manufactures flexible metal hose at its facility in Exton, Pennsylvania, with a minor amount of manufacturing performed in the UK, and sells its product through distributors, wholesalers and to original equipment manufacturers (“OEMs”) throughout North America, and in certain European markets.

Accounting Changes

The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  As a result of the new codification structure, the FASB will not issue new standards in the forms of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (ASU).  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company adopted this guidance in the quarter ended September 30, 2009 and it did not have a material effect on the Company’s consolidated statements of financial position income, or cash flows.

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

Gross sales are reduced for all consideration paid to customers for which no directly identifiable benefit is received by the Company.  This includes promotional incentives, year-end rebates, and discounts.  The amounts of certain incentives are estimated at the time of sale.

Commissions, for which the Company receives a directly identifiable benefit, are accounted for as a sales expense.

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

        The Company is currently under audit by the Internal Revenue Service for the calendar years ended 2007, 2008 and 2009. The Company and its Subsidiaries state income tax returns are subject to audit for the calendar years ended 2006 through 2009.  The Company believes that the results of the current audit by the Internal Revenue Service will have no material impact on the financial statements.

Other Comprehensive Loss

For the periods ended September 30, 2010 and 2009, respectively, the sole component of Other Comprehensive Loss was a foreign currency translation adjustment.

3. INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2010	2009
	(dollars in thousands)

Finished Goods	$4,300	$4,447
Raw Materials	1,972	1,741

Total Inventory	$6,272	$6,188
	=====	=====

4. LINE OF CREDIT

On December 17, 2009, the Company agreed to a Revolving Line of Credit Note (LOC) and a Loan Agreement with Sovereign Bank, NA (“Sovereign”).  The Company thereby established a line of credit facility in the maximum amount of $15,000, maturing on December 31, 2010, with funds available for working capital purposes and to fund dividends.  This supersedes the existing $7,500 line of credit the Company previously had in place with Sovereign.  The loan is collateralized by all of the Company’s tangible and intangible assets.  The loan agreement provides for the payment of any loan under the agreement at a rate that is either prime rate plus 0.75% or LIBOR rate plus 3%, with a 4% floor.  The rate applied thus far, and applicable at September 30, 2010 is 4%.  The Company is also required to pay a nominal commitment fee for the additional unused funds, and is required to pay a “Line Fee” equal to 17.5 basis points of the average unused balance on a quarterly basis.  The Company has no other loans or loan balances outstanding.  The balance of the LOC was $4,147 at September 30, 2010, and $7,500 at December 31, 2009; however, as stated as a subsequent event in Note 9, the Company had repaid all but approximately $100 of the outstanding amounts as of the end of October.

As of September 30, 2010 and December 31, 2009, the Company was in compliance with all debt covenants.

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

The Company has entered into salary continuation agreements with two employees, which provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death.  The payment benefits range from $1 per month to $3 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65.  The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination.  The net present value of the retirement payments is included in Other Long-Term Liabilities, which amounts to $425 at September 30, 2010 and $388 at December 31, 2009, respectively.  The Company has obtained and is the beneficiary of three whole life insurance policies with respect to the two employees discussed above, and one other policy.  The cash surrender value of such policies (included in Other Assets) amounts to $671 at September 30, 2010 and $622 at December 31, 2009, respectively.

Contingencies:

The Company’s general liability insurance policies are subject to deductibles or retentions, in amounts ranging from $25 to $75, (depending on policy year) up to an aggregate amount.  The Company is insured on a ‘first dollar’ basis for workers’ compensation subject to statutory limits.

In the ordinary and normal conduct of our business, the Company is subject to periodic lawsuits, investigations and claims.  Although we cannot predict with certainty the ultimate resolution of any such lawsuits, investigations or claims asserted against the Company, we do not believe that any currently pending legal proceeding to which the Company is a party will have a material adverse effect on our business, financial condition or results of operations.

Warranty Commitments:

Gas transmission products such as those made by the Company carry potentially serious personal injury risks in the event of failures in the field.  As a result, the Company performs extensive internal testing and other quality control procedures, and historically due to the extensive nature of these quality controls the Company has not had a meaningful failure rate in the field.  Due to the Company’s quality systems, the warranty expense is de minimis, and accordingly, the Company does not maintain a warranty reserve beyond a nominal amount.

6. STOCK BASED PLANS

Phantom Stock Plan

Plan Description.  On April 1, 2006, the Company adopted the Omega Flex, Inc. 2006 Phantom Stock Plan (the “Plan”).  The Plan authorizes the grant of up to one million units of phantom stock to employees, officers or directors of the Company.  The phantom stock units ("Units") each represent a contractual right to payment of compensation in the future based on the market value of the Company’s common stock.  The Units are not shares of the Company’s common stock, and a recipient of the Units does not receive any of the following:

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

The Units may be Full Value, in which the value of each Unit at the maturity date will equal the closing price of the Company’s common stock as of the maturity date; or Appreciation Only, in which the value of each Unit at the maturity date will be equal to the closing price of the Company’s common stock at the maturity date minus the closing price of the Company’s common stock at the grant date.

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

The Company uses the Black-Scholes option pricing model as its method for determining fair value of the Units on a variable compensation plan model.  The Company uses the straight-line method of attributing the value of the stock-based compensation expense relating to the Units.  The compensation expense (including adjustment of the liability to its fair value) from the Units is recognized over the vesting period of each grant or award.

The FASB ASC Topic 718 Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately to vest.

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience.  Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense for September 30, 2010.

In accordance with FASB ASC Topic 718 Stock Compensation, the Company recorded compensation expense of approximately $43 and $49 related to the Phantom Stock Plan for the nine months ended September 30, 2010 and 2009, respectively.  The related liability, inclusive of equivalent dividends of $33, was $210 and $167 at September 30, 2010 and December 31, 2009, respectively, and is included in other long term liabilities.

The Company has elected to use the “Simplified” method for calculating the Expected Term in accordance with Staff Accounting Bulletin 107, and has opted to use the Expected Dividend Amount rather than an Expected Dividend Yield.

The following table summarizes information about the Company’s nonvested phantom stock Units at September 30, 2010:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2009	12,937	$14.77
Granted	8,100	$ 7.90
Vested	(5,482)	($13.93)
Forfeited	(---)	($---)
Canceled	(---)	($---)

Nonvested at September 30, 2010	15,555	$10.82

Phantom Stock Unit Awards Expected to Vest	15,555	$10.82

At September 30, 2010, a total of 8,990 Units have vested including 5,482, which vested during 2010.  The Units granted are expected to vest in one year intervals over three years, subject to earlier termination or forfeiture.

The total unrecognized compensation costs calculated at September 30, 2010 are $116, which will be recognized through March of 2013.

7.  NONCONTROLLING INTERESTS

The Company owns 100% of all subsidiaries, except for its UK subsidiary Omega Flex, Limited, of which it owns 95%.  A non-controlling interest owns the other 5%, which has a value of $147 at December 31, 2009.  The total equity of the Company including the non-controlling interest was $13,806 at December 31, 2009.

For the first nine months of 2010, the operations of Omega Flex, Limited generated a loss.  The non-controlling interest’s portion of the loss was $19.

The non-controlling Interest must also recognize its share of any currency translation adjustment, since the subsidiary’s local books are in British Pounds, and are translated into US Dollars for consolidation purposes.  Their share for the first nine months of 2010 was a loss of $1, due to the fact that the British Pound currency weakened very slightly in comparison to the US Dollar during the year.

At September 30, 2010, after considering the components above, the balance of the non-controlling Interest at was $127.

8. SHAREHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)

As of September 30, 2010 and December 31, 2009, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share.  Shares outstanding for the same periods were 10,091,822.  Shares issued for the same periods were 10,153,633.

On December 9, 2009, the Board of Directors declared a dividend of $2.00 per share, payable on December 24, 2009 to shareholders of record on December 21, 2009, amounting to $20,183.  No dividends have been declared in 2010.

On September 11, 2009, the Company’s Board of Directors authorized an extension of the stock repurchase program for an additional 24 months.  The original program established in September of 2007 authorized the purchase of up to $5,000 of its common stock.  The purchases may be made from time-to-time in the open market or in privately negotiated transactions, depending on market and business conditions.  The Board retained the right to cancel, extend, or expand the share buyback program, at any time and from time-to-time.  The Company has had no purchases under the program during 2010.  Since inception, the Company has purchased a total of 61,811 shares for approximately $932, or $15 per share.

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

9.      SUBSEQUENT EVENTS

On October 20, 2010, the Company received $3,250 from Mestek Inc., its former parent, in satisfaction of the entire Note Receivable balance that existed at September 30, 2010, and also received all related interest due under that note.

As of the end of October 2010, the Company had repaid all but approximately $100 of the outstanding amounts pertaining to the Sovereign line of credit.

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

The Company’s business is controlled as a single operating segment that consists of the manufacture and sale of flexible metal hose and accessories.  The Company’s products are concentrated in residential and commercial construction, and general industrial markets. The Company’s primary product line, flexible gas piping, is used for gas piping within residential and commercial buildings.  The Company’s products are manufactured at the Company’s Exton, Pennsylvania main facility as well as at its manufacturing center in the UK.  A majority of the Company’s sales across all industries are generated through independent outside sales organizations such as sales representatives, wholesalers and distributors, or a combination of both.  The Company has a broad distribution network in North America and to a lesser extent in Europe and other global markets.

CHANGES IN FINANCIAL CONDITION
(All dollars in thousands)

Cash has been positively generated during 2010 from operations, as recognized by the net income of $2,580 through September of 2010.  However, cash shows a decrease of $926 from December 31, 2009 to September 30, 2010, largely as a result of paying down the Sovereign LOC by $3,353 during 2010.  This also explains the decrease in the line of credit.  Effective during the second quarter of 2010, the Company implemented an automatic sweep of all available domestic funds against the LOC, which leaves a negative cash balance, or liability, pertaining to outstanding checks.  The remaining outstanding check balance of $511, previously residing as a reduction to the cash component, has been re-classed to Accounts Payable.  This also therefore largely explains the $402 increase in Accounts Payable.

Other Current Assets have increased $475 compared to December 31, 2009.  Currently, the Company has paid more in taxes than accrued, and therefore carries an asset, which has been recorded in Other Current Assets.  At December 31, 2009, a liability existed, which also explains the fluctuation in Taxes Payable of $226.

Accrued Compensation was $1,950 at September 30, 2010, compared to $1,552 at December 31, 2009, an increase of $398, or 25.6%.  The increase is generally attributable to a modified incentive compensation formula, which was instituted for 2010.

RESULTS OF OPERATIONS
(All dollars in thousands)

Three-months ended September 30, 2010 vs. September 30, 2009

The Company reported comparative results from continuing operations for the three-month period ended September 30, 2010 and 2009 as follows:

	Three-months ended September 30,
	(in thousands)

	2010	2010	2009	2009
	($000)%		($000)%
Net Sales	$11,648	100.0%	$11,328	100.0%
Gross Profit	$ 5,722	49.1%	$ 6,246	55.1%
Operating Profit	$ 1,187	10.2%	$ 2,155	19.0%

The Company’s sales increased $320 (2.8%) from $11,328 in the three-month period ended September 30, 2009 to $11,648 in the three-month period September 30, 2010.

The increase in Net Sales indicates an expansion into the market of the Company’s proprietary products, amidst a largely stalled construction cycle.  Overall, unit volume for the quarter was up approximately 8% compared to the prior year quarter, but the sales dollars were reduced primarily by aggressive marketing incentives.

The Company’s gross profit margins have however decreased from 55.1% to 49.1% for the three-month period ended September 30, 2009 and 2010, respectively, mostly due to cost increases in numerous commodity type metals including nickel and brass, which adversely impact the price of the Company’s component material costs, such as stainless steel and fittings.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight.  Selling expense was $1,982 and $2,148 for the three months ended September 30, 2009 and 2010, respectively.  The increase was largely attributable to increases in staffing expenses related to a shift in the management structure in the UK, designed to expand sales markets, along with an increase in commissions on pace with sales volume.  Sales expense as a percentage of sales increased from 17.5% for the three-months ended September 30, 2009 to 18.4% for the three-months ended September 30, 2010.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services.  General and administrative expenses were $1,584 and $1,913 for the three months ended September 30, 2009 and 2010, respectively.  The increase for the quarter was primarily the result of legal expenses, which increased $306, now that several legal cases are going to trial, and also partially due to a reclassification of expenses from engineering, that were deemed more legal in nature.  As a percentage of sales, general and administrative expenses increased from 14.0% for the three months ended September 30, 2009 to 16.4% for the three months ended September 30, 2010.

Engineering Expense.  Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs.  Engineering expenses decreased $51, going from $525 to $474 for the three months ended September 30, 2009 and 2010, respectively, and as noted above, some expenses were reclassed to general and administrative.  Engineering expenses as a percentage of sales were 4.6% for the three months ended September 30, 2009 and 4.1% for the three months ended September 30, 2010, improving slightly.

Reflecting all of the factors mentioned above, Operating Profit margins decreased $968 (44.9%), from a profit of $2,155 in the three-month period ended September 30, 2009, to a profit of $1,187 in the three-month period ended September 30, 2010.

Interest (Expense) Income-Net.  Interest income includes interest earned at 6% on the note receivable from Mestek, the Company’s former parent, which was issued in June 2009.  Interest expense was recorded at 4% on the Sovereign line of credit loan balance, which was established in December 2009.

Other (Expense) Income-Net.  Other Income-net primarily consists of foreign currency exchange gains (losses) on transactions.

Income Tax Expense.  The Company’s effective tax rate in 2010 is higher than the 2009 rate and does not differ materially from expected statutory rates.  The rate in 2009 was reduced by a reduction of a tax liability for unrecognized tax benefits due to expiring statutes of limitation.

Nine-months ended September 30, 2010 vs. September 30, 2009

The Company reported comparative results from continuing operations for the nine-month period ended September 30, 2010 and 2009 as follows:

	Nine-months ended September 30,
	(in thousands)

	2010	2010	2009	2009
	($000)%		($000)%
Net Sales	$34,054	100.0%	$31,545	100.0%
Gross Profit	$17,679	51.9%	$15,622	49.5%
Operating Profit	$ 4,014	11.8%	$ 3,730	11.8%

The Company’s sales increased $2,509 (8%) from $31,545 in the nine-month period ended September 30, 2009 to $34,054 in the nine-month period September 30, 2010.

 Unit volume for the nine months was up approximately 11% compared to the prior year, but the sales dollars were partially reduced by various sales deduction components, most significantly marketing incentives.  This reflects increased demand for the Company’s proprietary products and increases in market share, as general housing statistics, such as housing starts are below the unit sales increases noted above.

The Company’s gross profit margins increased from 49.5% in the nine-month period ended September 30, 2009 to 51.9% in the nine-month period ended September 30, 2010.  The increase in margin is the result of various factors, including manufacturing efficiencies mostly derived from increased sales volume, expired royalty charges, and a decrease in obsolescence of approximately $400, as the prior year absorbed higher expenses for identified excess parts, and the Company’s ability to generate sales of excess inventory in the current year.  The favorable components were however tamped down partially by an increase in numerous commodity type metals including nickel and brass, which adversely impact the price of material costs, such as stainless steel and fittings.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight.  Selling expense was $5,945 and $6,500 for the nine months ended September 30, 2009 and 2010, respectively.  There was an increase of $256 attributable to staffing expenses with a majority of the increase related to a shift in the management structure in the UK, designed to expand sales markets, and travel increased as well.  As anticipated with an increase in sales volume, commissions also rose.  Sales expense as a percentage of sales increased from 18.8% for the nine-months ended September 30, 2009 to 19.1% for the nine-months ended September 30, 2010.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services.  General and administrative expenses were $4,303 and $5,460 for the nine months ended September, 2009 and
2010, respectively.  The increase was largely attributable to an increase in staffing expenses of $685, mostly related to incentive compensation, due to a modified formula instituted in 2010.  Further, there was a $359 increase in legal expenses, as the prior year recognized income of $265 related to the Parker Hannifin settlement, which therefore decreased the 2009 expense.  General and administrative expense, as a percentage of sales, increased from 13.6% for the nine months ended September 30, 2009 to 16.0% for the nine months ended September 30, 2010.

Engineering Expense.  Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs.  Engineering expenses were reasonably similar for the nine months ended September 30, 2009 and 2010 respectively.  Engineering expenses as a percentage of sales were 5.2% and 5.0% for the nine months ended September 30, 2009 and 2010, respectively.

Reflecting all of the factors mentioned above, Operating Profit margins increased $284 (7.6%) from a profit of $3,730 in the nine-month period ended September 30, 2009 to a profit of $4,014 in the nine-month period ended September 30, 2010.  Both periods were 11.8%, as a percent sales.

Interest (Expense) Income-Net.  Interest income includes interest earned at 6% on the note receivable from Mestek, the Company’s former parent, which was issued in June 2009.  Interest expense was recorded at 4% on the line of credit loan balance, which was established in December 2009.  The interest associated with the line of credit slightly surpassed interest earned during the nine months, while the same period last year simply had income.

Other (Expense) Income-Net.  Other Income-net primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex, Limited, our U.K. subsidiary.

Income Tax Expense.  The Company’s effective tax rate in 2010 is higher than the 2009 rate and does not differ materially from expected statutory rates.  The 2009 expense was lowered by a reduction of tax liability for unrecognized tax benefits due to expiring statutes of limitation.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition, accounts receivable valuations, inventory valuations, goodwill and intangible asset valuations, product liability costs, and accounting for income taxes.  Actual amounts could differ significantly from these estimates.

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

Product Liability Reserves

As explained more fully under Contingencies, for various product liability claims covered under the Company’s general liability insurance policies, the Company must pay certain defense costs within its deductible or self-insured retention limits, in amounts ranging from $25 to $75, depending on the policy year, up to an aggregate amount.  The Company is vigorously defending those claims.

Phantom Stock

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

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience.  Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense for September 30, 2010.

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

The Company is currently under audit by the Internal Revenue Service for the calendar years ended 2007, 2008 and 2009.  The Company believes that the results of the current audit by the Internal Revenue Service will have no material impact on the financial statements.  In addition, the Company’s state income tax returns are subject to audit for the calendar years ended 2006 through 2009.

LIQUIDITY AND CAPITAL RESOURCES
(All amounts in thousands except share amounts)

Nine Months ended September 30, 2010

The Company’s cash balance at September 30, 2010 was $955, compared to $1,881 at December 31, 2009, which represents a decrease of $926 between periods.

Operating Activities

The company generated cash from operations of $2,508 during the first nine months of 2010, versus $4,445 in 2009, a change of $1,937.  The overall change in cash was attributable to a mix of variables.  The notable reductions in operating cash were related to accounts receivable, inventory and other assets, while the primary increase related to accounts payable, accrued compensation, and other liabilities.

             Pertaining to cash diminishment, inventory related outflows increased $3,874 between periods.   Management significantly trimmed inventory in 2009 to match sales volume, which therefore reduced purchases.  In 2010, those inventory levels were maintained, however, inventory prices have increased during 2010 in step with various metals commodities, thus increasing 2010 cash payments.  Overall, inventory realizability has improved, as demonstrated by the ratio of inventory to quarterly cost of goods sold, which was 1.06 and 1.30 for nine months ended September 30, 2010 and 2009, respectively.  Also, accounts receivable collections went down $868.  A good portion of the change was due to the decrease in sales from the fourth quarter of 2008 to the same quarter in 2009, thus impacting the eventual cash collections during the succeeding year.

Regarding the favorable components, accounts payable outflows were reduced by $1,290.  The first portion of 2009 required higher payments for the settlement of liabilities connected to the increased sales from 2008, and in addition, included a unique raw material payment of
$490.  Accrued compensation required $1,649 less cash to be paid out in 2010 due to the diminished 2009 results, and respective compensation incentives compared to the payout in 2009 for 2008, which was stronger.

The changes in Other Assets and Other Liabilities, which largely offset each other, were mostly related to the timing of tax payments between periods.

Investing Activities

Cash used in investing activities for the first nine months of 2010 was $75 compared with $3,648 used in the first nine months of 2009, which includes a $3,250 loan to our former parent company.  Capital spending was $75 and $398 in the first nine months ended September 30, 2010 and September 30, 2009, respectively.

As discussed in Note 9, “Subsequent Events”, the Mestek Note was paid in full on October 20, 2010, with applicable interest.

Financing

Cash used in financing activities during the first nine months of 2010 was $3,353, the result of available cash being applied to the outstanding line of credit, compared with $24, used for the repurchase of treasury stock, in the first nine months of 2009.

As noted above, the Company made payments of $3,353 towards the $7,500 December 31, 2009 line of credit balance during the nine months of 2010, bringing the outstanding balance to $4,147 as of September 30, 2010.  As noted in the subsequent event, Note 9, the outstanding balance of the LOC was approximately $100 as of the end of October 2010.

The Company believes its liquidity position as of September 30, 2010 is fully adequate to meet foreseeable future needs and that the Company will possess adequate cash reserves to meet its day-to-day needs including any acquisitions or capital expenditures or stock repurchases it can reasonably foresee at this time.  The Company also intends to solidify another LOC before the expiration of the current line, December 31, 2010, with one of a similar structure.

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

Item 4 – Controls And Procedures

(a)           Evaluation of Disclosure Controls and Procedures.

At the end of the third fiscal quarter of 2010, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures.  The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission.  The Company’s management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

In the ordinary and normal conduct of our business, the Company is subject to periodic lawsuits, investigations and claims.  Although we cannot predict with certainty the ultimate resolution of any such lawsuits, investigations or claims asserted against the Company, we do not believe that any currently pending legal proceeding to which the Company is a party will have a material adverse effect on our business, financial condition or  results of operations.

Item 4 – Submission of Matter to a Vote of the Security Holders

No matters were submitted to the security holders of the Company for a vote during the third quarter of 2010.

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

OMEGA FLEX, INC.
(Registrant)

Date: November 4, 2010	By: /S/ Paul J. Kane______________
Paul J. Kane
Vice President – Finance
and Chief Financial Officer