Form 10-K
Omega Flex, Inc.
filed 2011-03-10
CIK 1317945

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________________ to __________________________________________________
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

Not applicable
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes  [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes  [  ]  No [X]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]   No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K.                                              [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer [ ]    Accelerated filer [ ]    Non-accelerated filer [ ]                      Smaller reporting company   [X]

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  [  ]No [X]

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2010, the last business day of the most recently completed second quarter of 2010 was $45,799,964.

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

The major market categories for flexible metallic hose include (1) automotive, (2) aerospace, (3) residential and commercial construction, and (4) general industrial. Omega Flex participates in the latter two markets for flexible metallic hose.  The major use of corrugated stainless steel tubing in the residential and commercial construction markets is primarily for flexible gas piping and gas appliance connectors and secondarily as pump connectors and seismic loops to isolate vibration in mechanical piping systems in commercial buildings.  With the growth of green building technologies, there is an increased interest and in the use of corrugated stainless steel tubing for use in solar heated domestic hot water systems.  The general industrial market includes all of the processing industries, the most important of which include primary steel, petrochemical, pharmaceutical, and specialty applications for transfer of fluids at both extremely low and high temperatures, (such as the conveying of cryogenic liquids) and a highly fragmented OEM market, as well as the maintenance and repair market.

None of our competitors is dominant in more than one market.  We are a leading supplier of flexible metal hose in each of the two broad markets in which we participate.  Our assessment of our overall competitive position is based on several factors.  The flexible gas piping market in the U.S. is currently concentrated in the residential housing market.  Based on the reports issued by the national trade groups on housing construction, the level of acceptance of flexible gas piping in the construction market, and the average usage of flexible gas piping in a residential building, we are able to estimate with a high level of accuracy the size of the total gas piping market.  In addition, the Company is a member of an industry trade group, which compiles and distributes sales statistics for its members relative to flexible gas piping. Based on our sales and the statistics described above, the Company can estimate its position within that market.  For other applications, industry trade groups collect and report on the size of the relevant market, and we can estimate our percentage of the relevant market based on our sales as compared to the market as a whole.

Furthermore, the customer base for the products that we sell is widely known, as is the identity of the manufacturers aligned with those customers.  Independent manufacturers’ sales representatives have good estimates, and in many cases, factual information on the volume of purchases of customers in their territories.  Because there are gross differences in the market shares of many of the competing manufacturers, it is possible to reasonably assess shared positions.  Large national accounts also have a sense as to shared positions as well, because they have relationships with most of the competing manufacturers and will share opinions.  Lastly, the term “leading” implies a host of factors other than sales volume and market share position. It includes the range and capability of the product line, history of product development and new product launches, all of which information is in the public domain. Based on this alone, we are without question the undisputed leader in at least one of the two major market segments in which we participate.

Development of Business

We were incorporated in 1976 under the name of Tofle America, Inc. as the subsidiary of a Japanese manufacturer of flexible metal hose. For a number of years, we were a manufacturer of flexible metal hose that was sold primarily to customers using the hose for incorporation into finished assemblies for industrial applications.  We later changed our name to Omega Flex, Inc., and in 1996, we were acquired by Mestek, Inc. In 1997, we introduced our first new product – TracPipe® corrugated stainless steel tubing (CSST) for use in carrying fuel gas within residential, commercial and industrial buildings. Our growth since 1997 has been primarily as a result of the growth in the use and acceptance of corrugated stainless steel tubing as an alternative to the traditional black iron pipe throughout the construction industry, and through the development of our AutoFlare® patented fittings and accessories to the corrugated stainless steel tubing that differentiates our systems from those of our competitors.  In 2004, we introduced a brand of corrugated stainless steel tubing under the registered trademark CounterStrike® that is designed to be more resistant to damage caused by transient arcing of electrical energy.  In 2007, we introduced a new version of CounterStrike®   CSST that is six times more effective than the original version.  In January 2005, Mestek announced its intention to distribute its equity ownership in our common stock to the Mestek shareholders.  A registration statement for the Omega Flex common stock was filed with the Securities and Exchange Commission and the registration statement was declared effective on July 22, 2005.  We also listed our common stock on NASDAQ National Market (now the NASDAQ Global Market) under the stock symbol “OFLX”, and began public trading of our common stock on August 1, 2005.  All Mestek shareholders as of the record date for the distribution received one share of Omega Flex common stock for each share of Mestek common stock owned as of the record date.  We are now a totally separate company from Mestek, and we do not use or share any material assets or services of Mestek in conducting our business.

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

The flexibility of the tube allows it to be bent by hand without any tools when a change in direction in the line is required.  In contrast, black iron pipe requires that each bend in the pipe have a separate fitting attached.  This requires the installer to thread the ends of the black iron pipe, apply an adhesive to the threads, and then screw on the fitting, all of which is labor intensive and costly, including testing and rework if the work is not done properly.  As a result of these advantages, corrugated stainless steel tubing now commands slightly over one-half of the market for fuel gas piping in new and remodeled residential construction in the United States, and the use of rigid iron pipe, and to a lesser degree copper tube, accounts for the remainder of the market.

From its introduction in 1997, TracPipe® flexible gas piping has grown to be our primary product line, with other applications representing a minor portion of our business.  While we remain firmly committed to maintaining a presence in the other applications and markets for flexible metal hose (both because of the opportunities in those applications and because they suggest new markets and new applications), we have increasingly become an organization oriented to the manufacture and distribution of flexible gas piping products.  The growth in the flexible gas piping application domestically has superseded the prior technologies represented by traditional black iron pipe or copper tube.  We plan to continue our growth through continued inroads against older technologies, in both the residential and commercial markets, in both the United States and overseas in geographic areas that have access to natural gas distribution systems.

In 2004, we introduced a new brand of flexible gas piping sold under the registered trademark “CounterStrike®”.  CounterStrike® is designed to be more resistant to damage from transient electrical arcing.  This feature is particularly desirable in areas that are subject to high levels of lightning strikes, such as the Southeast, and the Ohio Valley.  In a lightning strike, the electrical energy of the lightning can energize all metal systems and components in a building.  This electrical energy in attempting to reach ground may arc between metal systems that have different electrical resistance, and arcing can cause damage to the metal systems.  In standard CSST systems, an electrical bond between the CSST and the building’s grounding electrode would address this issue, but lightning is an extremely powerful and unpredictable force. CounterStrike® CSST is designed to be electrically conductive to disperse the energy of any electrical charge over the entire surface of the CounterStrike® line.  In 2007, we introduced a new version of CounterStrike® CSST that was tested to be six times more resistant to damage from electrical arcing than the original version, and between 50 to 400 times more effective than standard CSST products.  As a result of its robust performance, the new version of CounterStrike® has been warmly received in the market, and is a validation of our market leadership in the industry.

As noted below, our flexible metal hose is used in a wide variety of applications besides flexible gas piping.  Our involvement in these markets is important because just as the flexible gas piping applications have sprung from our expertise in manufacturing annular metal hose, other applications may also evolve from our participation in the industry.  For example, we currently have several development projects underway in various stages for several new applications, including transportation and high purity gases.  Our transportation products have been commercialization, with slow but steady sales.  Our high purity gas application is still in development.

Flexible metal hose is also used in a wide variety of industrial and processing applications where the unique characteristics of the flexible hose in terms of its flexibility, and its ability to absorb vibration and thermal expansion and contraction, has unique benefits over rigid piping.  For example, in certain pharmaceutical processing applications, the process of developing the specific pharmaceutical may require rapid freezing of various compounds through the use of liquefied gases, such as liquefied nitrogen, helium or Freon.  The use of flexible metal tubing is particularly appropriate in these types of applications.  Flexible metal hose can accommodate the thermal expansion caused by the liquefied gases carried through the hose, and the total length of the hose will not significantly vary.  In contrast, fixed or rigid metal pipe would expand and contract along its length as the liquid gases passed through it, causing stresses on the pipe junctions that would over time fatigue and fail.  Alternatively, within certain industrial or commercial applications using steam, either as a heat source or in the industrial process itself, the pumps used to transfer the liquid or steam within the system are subject to varying degrees of vibration.  Flexible metal hoses can be used as connections between the pump and the intake of the fluids being transferred to eliminate the vibration effects of the pumps on the piping transfer system.  In 2008, after several years of development and testing, we unveiled one of our newest products DoubleTrac® double containment piping, which is used in a variety of applications that require a double containment piping system to protect the environment.   DoubleTrac® received certification from Underwriters Laboratory, the testing and approval agency, that our product is fully compliant with UL971A, which is the product standard in the United States for metallic underground fuel piping, as well as approvals from other relevant state agencies that have more stringent testing procedures for the product.

Manufacturing

In each instance, whether the application is for corrugated stainless steel tubing for fuel gases, flexible metal hose for handling specialty chemicals or gases, flexible double containment piping, flexible piping for solar heated hot water systems, or unique industrial applications requiring ability to withstand wide variations in temperature and vibration, all of our success rests on our metal hose.  Most of our flexible metal hoses range in diameter from 1/4” to 2” while certain applications require diameters of up to 14”.  All of our smaller diameter pipe (2” inner diameter and smaller) is made by a proprietary process that is known as the rotary process. The proprietary process that we use to manufacture our annular hose is the result of a long-term development effort begun in 1995. Through continuous improvement over the years, we have developed and fine-tuned the process so that we can manufacture annular flexible metal hose on a high speed, continuous process. We believe that our own rotary process for manufacturing annular corrugated metal hose is the most cost efficient method in the industry, and that our rotary process provides us with a unique advantage in many of the industries in which we participate. As a result, we are able to provide our product on a demand basis. In 2010, we achieved a delivery performance to the scheduled ship date of approximately 93%.  The quick inventory turnover reduces our costs for in-process inventory, and further contributes to our gross margin levels.  We have also improved our productivity on a historical basis.

Raw Materials

We use various materials in the manufacture of our products, primarily stainless steel for our flexible metal hose and plastics for our jacketing material on TracPipe® and CounterStrike® flexible gas piping.  We also purchase all of our proprietary AutoFlare® brass fittings for use with the TracPipe® and CounterStrike® flexible gas piping.  Although we have multiple sources qualified for all of our major raw materials and components, we have historically used one or two sources of supply for such raw materials and components.  Our current orders for stainless steel and fittings are each placed with one or two suppliers.  If any one of these sources of supply were interrupted for any reason, then we would have to devote additional time and expense in obtaining the same volume of supply from our other qualified sources.  This potential transition, if it were to occur, could affect our operations and financial results during the period of such transition.  Commodities markets in general and stainless steel in particular experienced upward price movement in 2010, resulting in an increase of costs to manufacture products.  The supply of our main raw materials appears to be stable with ample volume.  We believe that with our purchase commitments for stainless steel, polyethylene and for our proprietary fittings, that we have adequate sources of supply for these raw materials and components for 2011.  We have not had difficulty in obtaining the raw materials, component parts or finished goods from our suppliers in prior years.  We believe that an ample supply of stainless steel will continue until there is a reduction in global capacity, such as mine closures, which would then cause a constriction.  Continued volatility in the commodities marketplace and competitive conditions in the sale of our products may not allow us to pass along raw materials or component part price increases to our customers if that was the case.

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

Customers

We sell our products to customers scattered across a wide and diverse set of industries ranging from construction to pharmaceutical with approximately 5,600 customers on record.  These sales channels include sales through independent sales representatives, distributors, original equipment manufacturers, direct sales, and sales through our website on the internet.  We utilize various distribution companies in the sale of our TracPipe® flexible gas piping, and these distribution customers in the aggregate represent a material portion of our business.  In particular, our customer, Ferguson Enterprises, and its various branches, represented approximately 19% of our sales in both 2010 and 2009, and also accounted for approximately 21% and 22% of our accounts receivable balance at December 31, 2010 and 2009, respectively.  All of this business is done on a purchase order basis for immediate resale commitments or stocking, and there are no long-term purchase commitments.  In the event we were to lose an account, we would not expect any long-term reduction in our sales due to the broad end-user acceptance of our products.  We would anticipate that in the event of a loss of any one or more distributors, that after an initial transition period, the sale of our products would resume at or near their historical levels.  Furthermore, in the case of certain national distribution chains like Ferguson and other distributors, it is possible that there would continue to be purchasing activity from one or more regional or branch distribution customers.  We sell our products within North America, primarily in the United States and Canada, and we also sell our products internationally, primarily in Europe through our manufacturing facility located in Banbury, England.  Our sales outside of North America represent approximately 9% of our total net sales, with most of the sales occurring in the United Kingdom and elsewhere in Europe.  We do not have a material portion of our long-lived assets located outside of the United States, and due to its small size, the foreign operations do not carry any additional risk from being located outside of the United States.

Distribution of Sales

As mentioned previously, we sell our products primarily through independent outside sales organizations, including independent sales representatives, distributors, fabricating distributors, wholesalers, and original equipment manufacturers (OEMs).  We have a limited internal sales function that sells our products to key accounts, including OEMs and distributors of bulk hose.  We believe that within each geographic market in which the independent sales representative, distributor or wholesaler is located that our outside sales organizations are the first or second most successful outside sales organization for the particular product line within that geographic area.

Competition

There are approximately ten manufacturers of flexible metal hose in the United States, and approximately that number in Europe and Asia.  The U. S. manufacturers include Titeflex Corporation, Ward Manufacturing, Truflex, Microflex, U. S. Hose, Hose Master, and several smaller privately held companies.  No one manufacturer, as a general rule, participates in more than two of the major market categories outlined above, with most concentrating in just one.  We estimate that we hold a number one or number two share position in the two major market categories in which we participate.  In the flexible gas piping market, the U.S. market is currently concentrated in the residential housing market.  Based on the reports issued by the national trade groups on housing construction, the level of acceptance of flexible gas piping in the construction market, and the average usage of flexible gas piping in a residential building, as well as through our sales position within that market, we are able to estimate with a high level of accuracy the size of the total gas piping market.  In addition, the Company is a member of an industry trade group, which compiles and distributes sales statistics for its members relative to flexible gas piping.  For other applications, industry trade groups collect and report on the size of the relevant market, and we can estimate our percentage of the relevant market based on our sales as compared to the market as a whole.  The larger of our two markets, the construction industry, has seen a reduction in the number of housing starts in 2010 and decreased activity in commercial construction.  As discussed elsewhere, black iron pipe or copper tube was historically used by all builders of commercial and residential buildings until the advent of flexible gas piping and changes in the relevant building codes.  Since that time, flexible gas piping has taken an increasing share of the total amount of fuel gas piping used in construction.

Due to the number of applications in which flexible metal hose may be used, and the number of companies engaged in the manufacture and sale of flexible metal hose, the general industrial market is very fragmented, and we estimate that no one company has a predominant market share of the business over other competitors.  In the market for double containment piping, we compete primarily against rigid pipe systems that are more costly to install than DoubleTrac® double containment piping.  The general industrial markets within Europe are very mature and tend to offer opportunities, which are interesting to us in niche markets or during periods in which a weak dollar increases the demand for our products on a competitive basis.  Such has been the case for several years and has created new relationships for us. Currently, we are not heavily engaged in the manufacture of flexible metal hose for the aerospace or automotive markets, but we continue to review opportunities in all markets for our products to determine appropriate applications that will provide growth potential and high margins. In some cases, where the product offering is considered a commodity, price is the overriding competing factor.  In other cases, a proprietary product offering or superior performance will be the major factors with pricing being secondary and in some cases, a non-factor.  The majority of our sales are to distributors and wholesalers, and our relationships with these customers are on an arms-length basis in that neither we, nor the customers are so dependent on the other to yield any significant business advantage.  From our perspective, we are able to maintain a steady demand for our products due to the broad acceptance of our products by end users, regardless of which distributor or wholesaler sells the product.

Backlog

Management does not believe that backlog figures are material to an understanding of our business because most products are shipped promptly after the receipt of orders.

Intellectual Property

We have a comprehensive portfolio of intellectual property, including approximately 153 patents issued in 36 countries around the world.  The patents cover (a) the fittings used by the flexible gas piping to join the piping to a junction or assembly, (b) pre-sleeved corrugated stainless steel tubing for use in underground applications, (c) an electrically conductive jacket for flexible gas piping that we sell under the trademark CounterStrike®, and (d) a tubing containment system for our DoubleTrac® double containment piping.  Our AutoFlare® fitting is the leading fitting for use with flexible gas piping because it offers a metal-to-metal seal between the fitting and the tubing, and because of its robustness and ease of use.  The metal-to-metal contact provides for a longer lasting and more reliable seal than fittings which use gaskets or sealing compounds that can deteriorate over time.  In applications involving fuel gases in a building, the ability to maintain the seal and prevent the leaking of such gases over long periods of time is valued by our customers.  We also have received a patent for the composition of the polyethylene jacket used in our CounterStrike® flexible gas piping product, which has increased ability to dissipate electrical energy in the event of a nearby lightning strike.  The tubing containment system of our DoubleTrac® double containment piping, which is also patented in the U.S. and in other countries, allows for the monitoring and collection of any liquids that may leak from the stainless steel containment layer.  The expiration dates for the several patents covering our AutoFlare® fittings will expire between 2016 and 2020 and the Counterstrike® patent will expire 2025.  We currently have several patent applications pending in the United States and internationally covering improvements to our AutoFlare® fittings and our CounterStrike® polyethylene jacket.  Finally, and as mentioned above, our unique rotary process for manufacturing flexible metal hose has been developed over the last ten years, and constitutes a valuable trade secret.  In 2007, a Pennsylvania court has issued a ruling that confirms our proprietary rotary manufacturing process does constitute a “trade secret” under Pennsylvania law, and is entitled to protection against unauthorized disclosure or misappropriation.

In 2008, we prevailed in a case in the U.S. District Court in Massachusetts, against a competitor in the CSST industry that had infringed on one or more of our U.S. patents covering our AutoFlare® fittings.  The case was subsequently settled.  See “Item 3 – Legal Proceedings” for a more detailed description of the litigation.

Employees

As of December 31, 2010, we had 107 employees.  Most of our employees are located in our main facility in Exton, Pennsylvania, which is currently our main manufacturing facility, and which contains our engineering, finance, human resources and most of our sales personnel.  Our factory workforce in Exton, Pennsylvania, is not represented by a collective bargaining agent.  We also maintain an office in Middletown, Connecticut where management and certain sales personnel are assigned.  A number of individual sales personnel are also scattered across the United States.  We also maintain a manufacturing facility in Banbury, England, which contains employees of similar functions to those in the U.S., but on a much smaller scale.  The sales personnel in England handle all sales and service for our products in Europe and select accounts in Asia and the Middle East.

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

Item 2 - PROPERTIES

Our main facility is located in Exton, Pennsylvania about one hour west of Philadelphia and contains about 83,000 square feet of manufacturing and office space.  We lease our Exton facility from Exton Ranch, LLC., our wholly-owned subsidiary.  The majority of the manufacturing of our flexible metal hose is done at the Exton facility.  In the United Kingdom, we rent a facility in Banbury, England, which manufactures products and serves sales, warehousing and operational functions as well.  The corporate office of Omega Flex, Inc., in Middletown, Connecticut, is leased.

Item 3 - LEGAL PROCEEDINGS

The Company is not presently involved in any litigation that it believes could materially and adversely affect its financial condition or results of operations.

In October 2010, the company took the first case relating to CSST and lightning to trial.  At trial the company proved that the company was not negligent in the product design, but under Pennsylvania law, the jury did find the company liable under strict product liability.  However, the company has appealed the verdict through several post-trial motions, which are currently pending.  The final outcome of the case is not yet determined.

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

In 2007, we instituted a legal complaint against a former insurer, seeking reimbursement of amounts we paid in defense of a class action litigation, as well as supplementary payments made in connection with the class action.  After an adverse ruling at the trial court level, we appealed that ruling, and in January 2011, the appeals court found in our favor, reversing the trial court decision and establishing the insurer’s legal obligation to reimburse us for the defense costs.  The case will be remanded to the trial court for further proceedings and determination of the amount payable to the company, which the Company estimates to be in excess of $3 million, together with attorneys’ fees incurred in establishing the insurer’s defense obligations.  The litigation has not been fully resolved and while we believe we will ultimately prevail, further developments in the case could reduce or eliminate any potential recoveries.

Item 4 - SUBMISSION OF MATTER TO A VOTE OF THE SECURITY HOLDERS

No matters were submitted to the security holders of the Company for a vote during the fourth quarter of 2010.

PART II

Item 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
(All dollars in thousands except per share amounts)

Common Stock

Our common stock is listed on the NASDAQ Global Market, under the symbol OFLX. The number of shareholders of record as of December 31, 2010, based on inquiries of the registrant’s transfer agent, was 721.  For this purpose, shareholders whose shares are held by brokers on behalf of such shareholders (shares held in “street name”) are not separately counted or included in that total.

The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock as reported by the NASDAQ Global Market.

PRICE RANGE

	2010		2009
	high	low	high	low

First Quarter	$14.71	$10.10	$22.56	$11.00
Second Quarter	$14.76	$10.53	$19.08	$13.59
Third Quarter	$15.73	$12.34	$18.47	$14.37
Fourth Quarter	$17.72	$13.44	$18.30	$14.00

We do not have any other securities, other than common stock, listed on a stock exchange or are publicly traded.

Dividends

On December 9, 2009, the Board of Directors declared a dividend of $2.00 per share, payable on December 24, 2009 to shareholders of record on December 21, 2009, amounting to $20,183.  The amount and timing of the dividend was intended to secure for the shareholders the benefits of the then current dividend tax treatment.

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

CHANGES IN FINANCIAL CONDITION
(All dollars in thousands)

The Company’s cash balance at December 31, 2010 was $2,209, compared to $1,881 at December 31, 2009, which represents an increase of $328 (17.4%) between periods.  Operations generated cash, with net income for the year of $4,566, and in October of 2010, the Company also collected the $3,250 Note Receivable from Mestek, Inc., as disclosed in Note 12 of the financial statements.  Regarding significant outflows, the Company paid back the entire $7,500 line of credit to Sovereign Bank NA, which it borrowed in December 2009.  These components along with other less significant variables contributed to the Company’s cash position at December 31, 2010.

Accounts Receivable increased $799 (12.3%), moving from $6,515 at the end of 2009, to $7,314 at December 31, 2010.  The change was primarily due to an increase in sales in the last month of 2010 versus 2009, offset partially by an increase in related reserves.

As discussed in detail in Note 5, the Company had no bank debt at year’s end.

Accrued Commissions and Sales Incentives have increased $730 (43.5%) between 2010 and 2009. The primary reason for the change pertains to an overall increase in sales, and related incentive programs with customers in 2010, which produced higher payouts as certain customers reached growth tiers that they were not able to reach in the prior year.

RESULTS OF OPERATIONS
(All dollars in thousands)

Three-months ended December 31, 2010 vs. December 31, 2009

The Company reported comparative results from continuing operations for the three-month period ended December 31, 2010 and 2009 as follows:

	Three-months ended December 31,
	(in thousands)

	2010	2010	2009	2009
	($000)%		($000)%
Net Sales	$12,821	100.0%	$12,595	100.0%
Gross Profit	$6,623	51.7%	$7,011	55.7%
Operating Profits	$2,734	21.3%	$2,514	20.0%

The Company’s sales increased $226 (1.8%) from $12,595 in the three-month period ended December 31, 2009 as compared to $12,821 in the three-month period December 31, 2010.

 Revenue for the three-months ended December 31, 2010 reflects continued penetration of the Company’s proprietary products into the market, despite a weak construction environment.  Overall, unit volume for the quarter was up approximately 5.0% compared to the prior year quarter.  The change between the unit sales increase of 5% and the dollar sales increase of 1.8%, was largely connected to increased promotional sales incentives.

The Company’s gross profit margins have however decreased from 55.7% to 51.7% for the three-month period ended December 31, 2009 and 2010, respectively, mostly due to cost increases in numerous commodity type metals including nickel and brass, which adversely impact the price of the Company’s component material costs, such as stainless steel and fittings.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight.  Selling expense was $1,927 and $2,355 for the three months ended December 31, 2009 and 2010, respectively.  The $428 increase was largely attributable to increases in staffing expenses related to a shift in the management structure in the UK, designed to expand sales markets, along with an increase in commissions and freight on pace with sales volume.  Sales expense as a percentage of sales increased from 15.3% to 18.4% for the three-months ended December 31, 2009 and 2010, respectively.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services.  General and administrative expenses were $1,964 and $918 for the three months ended December 31, 2009 and 2010, respectively.  The $1,046 reduction between quarters was primarily the result of decreases in incentive compensation of $987 during the quarter to bring it into alignment with historical results and payouts.  As a percentage of sales, general and administrative expenses dropped from 15.6% for the three months ended December 31, 2009 to 7.2% for the three months ended December 31, 2010.

Engineering Expense.  Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs.  Engineering expenses were largely in line with the prior year, going from $606 to $616 for the three months ended December 31, 2009 and 2010, respectively.  Engineering expenses were 4.8% as a percent of sales for both periods.

Reflecting all of the factors mentioned above, Operating Profit margins increased $220 (8.8%), from a profit of $2,514 in the three-month period ended December 31, 2009, to a profit of $2,734 in the three-month period ended December 31, 2010.

Interest (Expense) Income-Net.  Interest income includes interest earned at 6% on the note receivable from Mestek, the Company’s former parent, which was issued in June 2009, and paid back in October of 2010.  Interest expense was recorded at 4% on the Sovereign line of credit loan balance outstanding, which was established in December 2009, and paid off in full by the end of November 2010.  The net increase in expense from the fourth quarter of last year was $57.

Other (Expense) Income-Net.  Other Income-net primarily consists of foreign currency exchange gains (losses) on transactions.

Income Tax Expense.  The Company’s effective tax rate in 2010 is lower than the 2009 rate due to the expiration of the statute of limitations for assessment related to the Company's filings in earlier years, which lowered the tax expense by $155 for the three months ended December 31, 2010.  The rate in both years does not differ materially from expected statutory rates.

Twelve months ended December 31, 2010 vs. December 31, 2009

The Company reported comparative results from continuing operations for the twelve-month period ended December 31, 2010 and 2009 as follows:

	Twelve-months ended December 31,
	(in thousands)

	2010	2010	2009	2009
	($000)%		($000)%
Net Sales	$46,875	100.0%	$44,140	100.0%
Gross Profit	$24,302	51.8%	$22,633	51.3%
Operating Profits	$ 6,748	14.4%	$ 6,244	14.1%

The Company’s sales increased $2,735 (6.2%) from $44,140 in the twelve-month period ended December 31, 2009 to $46,875 in the twelve-month period December 31, 2010.

 Unit volume for the twelve months was up approximately 9% compared to the prior year, but the sales dollars were partially reduced by various sales deduction components, most significantly marketing incentives.  The growth reflects increased demand for the Company’s proprietary products, such as CounterStrike®, and overall outperformance of the market.  General housing statistics, such as housing starts actually decreased approximately 8% from the prior year.

The Company’s gross profit margins were largely consistent with the prior year, being 51.3% in the twelve-month period ended December 31, 2009, and 51.8% in the twelve-month period ended December 31, 2010.  The slight increase in margin is the result of various factors, including manufacturing efficiencies, mostly derived from increased sales volume, expired royalty charges, and a decrease in obsolete inventory of approximately $400, as the prior year absorbed higher expenses for identified excess parts.  The favorable components were however tamped down partially by an increase in price for numerous commodity type metals including nickel and brass, which adversely impact the price of material costs, such as stainless steel and fittings.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight.  Selling expense was $7,872 and $8,855 for the twelve months ended December 31, 2009 and 2010, respectively.  There was an increase of $552 attributable to staffing expenses with a majority of the increase related to a shift in the management structure in the UK, as resources were shifted to selling from administrative in an effort to expand sales markets.  Also, as anticipated with an increase in sales volume, commissions and freight also rose.  Travel increased as well.  Sales expense as a percentage of sales increased from 17.8% for the twelve-months ended December 31, 2009 to 18.9% for the same period in 2010.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services.  General and administrative expenses were $6,267 and $6,378 for the twelve months ended December, 2009 and 2010, respectively.  General and administrative expense, as a percentage of sales, decreased from 14.2% for the twelve months ended December 31, 2009 to 13.6% for the twelve months ended December 31, 2010.  The variance was actually the result of opposing changes.  There was a decrease in staffing expenses of $411, partially due to UK functions being shifted into selling expenses as noted above.  There was however an increase of $427 in legal expenses, as the prior year included the favorable impact of $265 related to the Parker Hannifin settlement, which therefore decreased the 2009 expense

Engineering Expense.  Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs.  Engineering expenses were reasonably similar for the twelve months ended December 31, 2009 and 2010, and were 5.1% and 5.0% as a percent of sales for their respective years.

Reflecting all of the factors mentioned above, Operating Profit margins increased $504 (8.1%) from a profit of $6,244 in the twelve-month period ended December 31, 2009 to a profit of $6,748 in the twelve-month period ended December 31, 2010.  Operating profit improved slightly as a percent of sales, being 14.1% and 14.4% in 2009 and 2010, respectively.

Interest (Expense) Income-Net.  Interest income includes interest earned at 6% on the note receivable from Mestek, the Company’s former parent, which was issued in June 2009, and paid back in October of 2010.  Interest expense was recorded at 4% on the Sovereign line of credit loan balance outstanding, which was established in December 2009, and paid in full by the end of November 2010.  The net increase in expense from of last year was $199.

Other (Expense) Income-Net.  Other Income-net primarily consists of foreign currency exchange gains (losses) on transactions.  There was an unfavorable change from last year of $132.

Income Tax Expense.  The Company’s effective tax rate in 2010 is slightly lower than the 2009 rate primarily as a result of the phasing in of federal benefits for manufacturers in 2010.  The rate in 2010 does not differ materially from expected statutory rates.

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

The Company has entered into salary continuation agreements with two employees, which provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death.  The payment benefits range from $1 per month to $3 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65.  The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination.  The net present value of the retirement payments is $407 at December 31, 2010, of which $395 is included in Other Long Term Liabilities, and the remaining current portion of $12 in accrued liabilities, as one of the employees retired at the end of 2010.  The December 31, 2009 liability of $388 was all reported in Other Long Term Liabilities.  The Company has obtained and is the beneficiary of three whole life insurance policies with respect to the two employees discussed above, and one other policy.  The cash surrender value of such policies (included in Other Long Term Assets) amounts to $706 at December 31, 2010 and $622 at December 31, 2009, respectively.

Contingencies:

The Company’s general liability insurance policies are subject to deductibles or retentions, in amounts ranging from $25 to $75, (depending on policy year) up to an aggregate amount.  The Company is insured on a ‘first dollar’ basis for workers’ compensation subject to statutory limits.

     In the ordinary and normal conduct of our business, the Company is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”).  The Company has in place commercial general liability insurance policies that cover the Claims, including those alleging damages as a result of product defects.   Although we cannot predict with certainty the ultimate resolution of the Claims asserted against the Company, the estimated liability for the Claims, both in litigation and pre-suit, are limited to the deductible amounts under those insurance policies.  Those liabilities were estimated to be $309 and $125, at December 31, 2010 and 2009, respectively, and are included in Other Accrued Liabilities.  The increase in 2010 from 2009 reflects additional deductible amounts anticipated to be paid with respect to new Claims. The Company does not believe that the Claims have legal merit, and is therefore vigorously defending those Claims.

It is possible that additional Claims may be filed against the company in the future, which could adversely impact the terms and pricing of the Company’s product liability insurance programs, possibly materially.  We do not believe that any currently pending Claim to which the Company is a party will have a material adverse effect on our business, financial condition or results of operations.

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

FUTURE IMPACT OF KNOWN TRENDS OR UNCERTAINTIES

The Company’s operations are sensitive to a number of market factors, any one of which could materially adversely affect its results of operations in any given year:

Construction Activity—The Company is directly impacted by the level of single family and multi-family residential housing starts and, to a lesser extent, commercial construction starts. Historically low interest rates and easy availability of credit, contributed to construction activity in recent years.  There are a number of factors in the current economy that are reducing the demand for residential, commercial and institutional construction.  These factors include:

•	the recent crisis in the financial markets has reduced the availability of financing for new construction,
•	foreclosures have increased the inventory of available residential housing, thereby decreasing the demand for new construction, and
•	consumer demand has declined as a result of reduced economic activity and increased unemployment.

Initiatives taken by the federal government, such as the first time home owner credits in place during the 4th quarter of 2009 and the 1st quarter of 2010, were aimed to help stabilize the residential housing markets and stimulate the short term economy.  Those changes may however have a negative impact on future construction.  A significant reduction in residential construction activity may materially adversely affect the Company’s revenues.

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

Weather Conditions—The Company’s flagship TracPipe® and CounterStrike ®products are used in residential and commercial heating applications. As such, the demand for its products is impacted by weather as it affects the level of construction.  Furthermore, severe climatic changes, such as those suggested by the “global climate change” phenomenon, could over time adversely affect the demand for fossil fuel heating products and adversely affect the Company’s results of operations and financial position.

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

Supply Disruptions and Commodity Risks—The Company uses a variety of materials in the manufacture of its products, including stainless steel, polyethylene and brass for its AutoFlare® connectors. In connection with the purchase of commodities, principally stainless steel for manufacturing requirements, the Company occasionally enters into one-year purchase commitments which include a designated fixed price or range of prices.  These agreements require the Company to accept delivery of the commodity in the quantities committed, at the agreed upon prices.  Transactions required for these commodities in excess of the one year commitments are conducted at current market prices at the Company’s discretion.  Currently, the Company does not have any fixed purchase commitment contracts, but may enter into such transactions in the future.

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

Interest Rate Sensitivity - The Company currently has access to a $10,000 line of credit (LOC) with Sovereign Bank, NA (Sovereign), but has no draws on the line outstanding at December 31, 2010, and therefore has no related interest rate risk.  However, if the Company borrows against the LOC, all amounts must be paid back with interest, using an interest rate range of LIBOR plus 1.75% to LIBOR plus 2.75% or Prime less 0.50% to Prime plus 0.50%, depending upon the Company’s then existing financial ratios.  The Company may elect to use either the LIBOR or PRIME rates.  As of December 31, 2010, the actual rate to borrow was at 2.01%.  Interest rates are also significant to the Company as a participant in the residential construction industry, since interest rates can be a determinant factor on whether or not borrowing funds for building will be affordable to our customers.  (See Construction Activity, above). Currently, interest rates are at historic lows, but any dramatic change to interest rates could have a detrimental effect on the business.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES
(All dollars are in thousands)

Financial Reporting Release No. 60, released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 in the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the Company’s more significant accounting policies.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition, inventory valuations, goodwill and intangible asset valuations, product liability costs, phantom stock and accounting for income taxes.  Actual amounts could differ significantly from these estimates.

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

Goodwill and Intangible Assets

In accordance with FASB ASC Topic 350 Intangibles – Goodwill of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), the Company ceased recording amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002.  The Company performed an annual impairment test in accordance with this guidance as of December 31, 2010.  This analysis did not indicate any impairment of goodwill.

Product Liability Reserves

Product liability reserves represent the estimated remaining payout for known claims against the Company, and incurred but not reported claims for the current year.  The Company uses historical data to project unreported claims.  As explained more fully under Contingencies, for various product liability claims covered under the Company’s general liability insurance policies, the Company must pay certain defense costs within its deductible or self-insured retention limits, in amounts ranging from $25 to $75, depending on the policy year, up to an aggregate amount.  The Company is vigorously defending all known claims.

Phantom Stock

The Company uses the Black-Scholes option pricing model as its method for determining fair value of the Units.  The Company uses the straight-line method of attributing the value of the stock-based compensation expense relating to the Units.  The compensation expense (including adjustment of the liability to its fair value) from the Units is recognized over the requisite service period of each grant or award.

The FASB ASC Topic 718 Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately to vest.

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience.  Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense for December 31, 2010.

Accounting for Income Taxes

The Company accounts for federal tax liabilities in accordance with ASC Topic 740, Income Taxes.  Under this method the Company recorded tax expense and related deferred taxes and tax benefits.

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

LIQUIDITY AND CAPITAL RESOURCES
 (All dollars in thousands)

Twelve Months ended December 31, 2010

The Company’s cash balance at December 31, 2010 was $2,209, compared to $1,881 at December 31, 2009, which represents an increase of $328 between periods.  The change is attributable to various components, as described below.

Operating Activities

Cash provided by operating activities was $3,583 lower in 2010 than in 2009, being $4,760 and $8,343, respectively.

Regarding significant cash outflows compared to 2009, the Company recognized a $4,059 cash depletion in 2010 related to inventory.  In the prior year, the Company was able to purchase less inventory, as quantities on hand at the beginning of 2009 were higher than required to fulfill sales, a result of the general economic downturn.  In 2010, inventory purchases went back to normal levels; however, the price of materials had increased for some core materials. Most notably, the price increased for nickel, which is a component of stainless steel and is used for many of the Company’s hose products, and the price of copper, a key ingredient in the Company’s brass fittings.  Overall, inventory realizability has however actually improved, as evidenced by the ratio of inventory to quarterly cost of goods sold, which was 0.97 and 1.11 at the  end of 2010 and 2009, respectively.  Accounts receivable was also a factor, as receipts went down $1,251.  A good portion of the change was due to the decrease in sales from the fourth quarter of 2008 to the same quarter in 2009, thus impacting the eventual cash collections during the succeeding year.  And although the Company had an excellent sales month in December of 2010, thus driving up the accounts receivable balance, cash deposits will not show until 2011.

Regarding the favorable components, accounts payable outflows were reduced by $584.  The bulk of the difference related to a unique raw material payment of $490, which was disbursed in the first quarter of 2009.  Accrued compensation required $656 less cash.  This is the result of diminished 2009 results paid out in 2010, versus much stronger results in 2008, paid in 2009.  Also, accrued commissions and sales incentives produced $1,078 more cash, largely due to a higher payout in 2009 related to higher sales in 2008.

The changes in other assets of $808 related to various items including a portion connected to the timing of tax payments between periods.

Investing Activities

Cash from investing activities was $3,106 in 2010 versus ($3,688) in 2009.  This is largely a result of receiving $3,250 from our former parent company, Mestek, on October 20, 2010, which we loaned to them in 2009.  Further details of the loan are contained in Note 12, Certain Relationships and Related Party Transactions.  Capital spending was $144 and $438 in 2010 and 2009, respectively.

Financing

Cash used in financing activities during 2010 was $7,500, compared with $12,708 used in 2009.  In 2009, the Company paid $20,183 in dividends, while also borrowing $7,500 from its line of credit to fund a portion of that payment.  The Company paid the entire $7,500 of debt related to the LOC in 2010, as fully explained in Note 5, “Line of Credit”.

On December 30, 2010, the Company agreed to a new Revolving Line of Credit Note and Loan Agreement with Sovereign.  The Company established a line of credit facility in the maximum amount of $10,000, maturing in four years (December 31, 2014), with funds available for working capital purposes and to fund dividends.  See Note 5 for a full description of terms and fees associated with the line.

The Company believes its liquidity position as of December 31, 2010 is fully adequate to meet foreseeable future needs and that the Company will possess adequate cash reserves to meet its day-to-day needs including any acquisitions, capital expenditures or stock repurchases it can reasonably foresee at this time.

RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements This ASU affects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements under FASB ASC Topic 820, originally issued as FASB Statement No. 157, Fair Value Measurements.  The ASU requires certain new disclosures and clarifies two existing disclosure requirements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

Off-Balance Sheet Obligations or Arrangements

The Company has off-balance sheet obligations or arrangements at December 31, 2010 that relate to purchase commitments and operating lease obligations totaling $7,560.  The total amount of these obligations at December 31, 2009 was $10,765.

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

We have audited the consolidated balance sheet of Omega Flex, Inc. and subsidiaries (the Company) as of December 31, 2009, and the related consolidated statement of operations, change in stockholders’ equity and comprehensive income, and cash flow for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Caturano and Company, P.C.

CATURANO AND COMPANY, P.C.

Boston, Massachusetts
March 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Omega Flex, Inc.:

We have audited the accompanying consolidated balance sheet of Omega Flex, Inc. and subsidiaries as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omega Flex, Inc. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

MCCLADREY & PULLEN, LLP

Boston, Massachusetts
March 9, 2011

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 31,
(Dollars in thousands)

	2010	2009
ASSETS
Current Assets
Cash and Cash Equivalents	$2,209	$1,881
Accounts Receivable - less bad debt allowances of $216 and $92, respectively	7,314	6,515
Inventories - Net	6,016	6,188
Deferred Taxes	859	712
Note Receivable from former Parent Company	-	3,250
Other Current Assets	644	542

Total Current Assets	17,042	19,088

Property and Equipment – Net	5,784	6,296
Goodwill	3,526	3,526
Other Long Term Assets	706	622

Total Assets	$27,058	$29,532
	======	======

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$856	$863
Line of Credit	-	7,500
Accrued Compensation	1,433	1,552
Accrued Commissions and Sales Incentives	2,410	1,680
Taxes Payable	215	226
Other Accrued Liabilities	1,769	1,546

Total Current Liabilities	6,683	13,367

Deferred Taxes	1,217	1,372
Other Long Term Liabilities	892	987

Total Liabilities	$8,792	$15,726

Shareholders’ Equity:
Controlling Interest:
Common Stock – par value $0.01 share: authorized 20,000,000 shares: 10,153,633 shares issued, and 10,091,822 outstanding at both December 31, 2010 and 2009	102	102
Treasury Stock	(1)	(1)
Paid in Capital	10,808	10,808
Retained Earnings	7,750	3,184
Accumulated Other Comprehensive Loss	(519)	(434)
Total Omega Flex, Inc. Shareholders’ Equity	18,140	13,659

Noncontrolling Interest	126	147

Total Shareholders’ Equity	$18,266	$13,806

Total Liabilities and Equity	$27,058	$29,532
	======	======

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,

	2010	2009
	(Amounts in thousands, except earnings per Common Share)

Net Sales	$46,875	$44,140

Cost of Goods Sold	22,573	21,507

Gross Profit	24,302	22,633

Selling Expense	8,855	7,872
General and Administrative Expense	6,378	6,267
Engineering Expense	2,321	2,250

Operating Profit	6,748	6,244

Interest Income (Expense) - Net	(25)	174
Other Income (Expense) - Net	(5)	132

Income Before Income Taxes	6,718	6,550

Income Tax Expense	2,169	2,172

Net Income	4,549	4,378

Less: Net Income (Loss) – Noncontrolling Interest	(17)	(3)

Net Income attributable to Omega Flex, Inc.	$4,566	$4,381
	=====	=====

Basic Earnings per Common Share	$0.45	$0.43

Basic Weighted Average Shares Outstanding	10,092	10,092

Diluted Earnings per Common Share	$0.45	$0.43

Diluted Weighted Average Shares Outstanding	10,092	10,092

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the years ended December 31, 2010 and 2009

	Common Stock Outstanding	Treasury Stock	Common Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	(Dollars in Thousands)
Balance -December 31, 2008	10,093,808		$102	$10,832	$18,986	($674)	$138	$29,348

Net Income (Loss)					4,381		(3)	4,378
Cumulative Translation Adjustment						240	12	252
Comprehensive Income								4,630
Purchase of Shares for Treasury	(1,986)	(1)		(24)				(25)
Dividends Paid					(20,183)			(20,183)
Balance - December 31, 2009	10,091,822	(1)	$102	$10,808	$3,184	($434)	$147	$13,806

Net Income (Loss)					4,566		(17)	4,549
Cumulative Translation Adjustment						(85)	(4)	(89)
Comprehensive Income								4,460

Balance - December 31, 2010	10,091,822	($1)	$102	$10,808	$7,750	($519)	$126	$18,266
	========	===	===	======	=====	====	====	======

See Accompanying Notes to Consolidated Financial Statements

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

	2010	2009
	(Dollars in Thousands)

Cash Flows from Operating Activities:
Net Income	$4,549	$4,378
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Non-Cash Compensation Expense	99	102
Depreciation and Amortization	637	623
Provision for Losses on Accounts
Receivable, net of write-offs and recoveries	170	57
Changes in Assets and Liabilities:
Accounts Receivable	(774)	477
Inventories, Net	140	4,199
Accounts Payable	(217)	(801)
Accrued Compensation	(116)	(772)
Accrued Commissions and Sales Incentives	730	(348)
Other Liabilities	(125)	(47)
Other Assets	(333)	475
Net Cash Provided by Operating Activities	4,760	8,343

Cash Flows from Investing Activities:
Note Receivable from former Parent Company	3,250	(3,250)
Capital Expenditures	(144)	(438)

Net Cash Provided by (Used In) Investing Activities	3,106	(3,688)

Cash Flows from Financing Activities:
Principal (Payments) Borrowings on Line of Credit	(7,500)	7,500
Treasury Stock Purchases	--	(25)
Dividends Paid	--	(20,183)

Net Cash Used In Financing Activities	(7,500)	(12,708)

Net Increase (Decrease) in Cash and Cash Equivalents	366	(8,053)

Translation effect on cash	(38)	161
Cash and Cash Equivalents - Beginning of Year	1,881	9,773

Cash and Cash Equivalents - End of Year	$2,209	$1,881
	=====	=====

Supplemental Disclosure of Cash Flow Information
Cash paid for Income Taxes	$2,672	$1,707
	=====	=====

Cash paid for Interest	$186	$13
	===	===

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All dollars in thousands except per share amounts)

1. BASIS OF PRESENTATION AND CONSOLIDATION

Description of Business

The accompanying consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”).  The Company’s audited  consolidated financial statements for the year ended December 31, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles (GAAP), and with the instructions of Form 10-K and Article 8 of Regulation S-X.  All material inter-company accounts and transactions have been eliminated in consolidation.

The Company is a leading manufacturer of flexible metal hose, which is used in a variety of applications to carry gases and liquids within their particular applications.  The Company’s business is controlled as a single operating segment that consists of the manufacture and sale of flexible metal hose and accessories. These applications include carrying liquefied gases in certain processing applications, fuel gases within residential and commercial buildings and vibration absorbers in high vibration applications.  The Company’s flexible metal piping is also used to carry other types of gases and fluids in a number of industrial applications where the customer requires the piping to have both a degree of flexibility and/or an ability to carry corrosive compounds or mixtures, or to carry at both very high and very low (cryogenic) temperatures.

The Company manufactures flexible metal hose at its facility in Exton, Pennsylvania with a minor amount of manufacturing performed in the United Kingdom, and sells its product through distributors, wholesalers and to original equipment manufacturers (“OEMs”) throughout North America, and in certain European markets.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition and related sales incentives, inventory valuations, goodwill valuation, phantom stock and accounting for income taxes.  Actual amounts could differ significantly from these estimates.

Revenue Recognition

The Company’s revenue recognition activities relate almost entirely to the manufacture and sale of flexible metal hose and pipe.  Under GAAP, revenues are considered to have been earned when the Company has substantially accomplished what it must do to be entitled to the benefits represented by the revenues.  The following criteria represent preconditions to the recognition of revenue:

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

Excess of Cost Over Net Assets of Acquired Companies (Goodwill)

In accordance with FASB ASC Topic 350, with respect to Goodwill and Intangibles,  the Company performs annual impairment tests using the stock price as of the last day of the year, to determine the fair value of the reporting unit and then compares that value to the carrying value.  The fair value of the reporting unit exceeded the carrying value, therefore as of December 31, 2010 and December 31, 2009 the Company concluded that goodwill was not impaired.

Fair Value of Financial and Nonfinancial Instruments

The Company measures financial instruments in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures.  The accounting standard defines fair value,

establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard creates a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability. The Company relies on its actively traded share value – a level 1 input – in determining the fair value of the reporting unit in its annual impairment test as described in the FASB ASC Topic 350 Goodwill and Intangibles.

Advertising Expense

Advertising costs are charged to operations as incurred, and are included in selling expenses in the accompanying consolidated financial statements.  Such charges aggregated $510 and $528, for the years ended December 31, 2010, and 2009, respectively.

Research and Development Expense

Research and development expenses are charged to operations as incurred. Such charges aggregated $788, and $727, for the years ended December 31, 2010 and 2009, respectively and are included in engineering expense in the accompanying consolidated financial statements.

Shipping Costs

Shipping costs are included in selling expense on the Statements of Operations. The expense relating to shipping was $1,224 and $1,114 for the years ended December 31, 2010 and 2009, respectively.

Provision for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance.  The Company determines the allowance based on any known collection issues, historical experience, and other currently available evidence.  The reserve for doubtful accounts was $216 and $92 as of December 31, 2010 and 2009, respectively.  In regards to identifying uncollectible accounts, the Company reviews an aging report on a consistent basis to determine past due accounts and charges off those accounts that are deemed uncollectible once all collection efforts have been exhausted.

Earnings per Common Share

Basic earnings per share have been computed using the weighted average number of common shares outstanding.  For the periods presented, there are no dilutive securities.  Consequently, basic and dilutive earnings per share are the same.

Currency Translation

Assets and liabilities denominated in foreign currencies, most of which relates to our United Kingdom subsidiary whose functional currency is British pounds sterling, are translated into U.S. dollars at exchange rates prevailing on the balance sheet date.  The Statements of Operations are translated into U.S. dollars at average exchange rates.  Adjustments resulting from the translation of financial statements are excluded from the determination of income and are accumulated in a separate component of shareholders’ equity.  For the years ended December 31, 2010 and 2009 exchange gains and losses resulting from foreign currency transactions were not significant and are included in the statements of operations (other income (expense)) in the period in which they occur.

Income Taxes

The Company accounts for federal tax liabilities in accordance with the FASB ASC Topic 740, Income Taxes. Under this method the Company recorded tax expense and related deferred taxes and tax benefits.

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

The FASB ASC Topic 740, Income Taxes clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements.  This guidance prescribes a recognition threshold of more-likely than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.

Upon inception, the Company adopted the provisions ASC 740-10 relative to accounting for uncertainties in tax positions. These provisions provide guidance on the recognition, de-recognition and measurement of potential tax benefits associated with tax positions. The Company elected to recognize interest and penalties related to income tax matters as a component of the income tax provision in the consolidated statements of operations. For additional information regarding ASC 740-10, see Note 7.

Other Comprehensive Loss

For the years ended December 31, 2010 and 2009, respectively, the components of Other Comprehensive Loss consisted solely of foreign currency translation adjustments.

Significant Concentration

One customer accounted for approximately 19% of sales in both 2010 and 2009.  That same customer accounted for 22% and 21% of Accounts Receivable at December 31, 2010 and 2009, respectively.  Also, approximately 91% of sales occur in North America, with the remaining 9% portion scattered among other countries, but mostly pertaining to the United Kingdom.

Subsequent Events

The Company evaluates all events or transactions through the date of the related filing that may have a material impact on its consolidated financial statements.

New Accounting Pronouncements

ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements This ASU affects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements under FASB ASC Topic 820, originally issued as FASB Statement No. 157, Fair Value Measurements.  The ASU requires certain new disclosures and clarifies two existing disclosure requirements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  The portions adopted by the Company did not have a significant impact on the year ended December 31, 2010.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

3. INVENTORIES

Inventories, net of reserves of $1,296 and $1,443, respectively, consisted of the following at December 31:

	2010	2009
	(in thousands)

Finished Goods	$4,297	$4,447
Raw Materials	1,719	1,741

Total Inventory, Net	$6,016	$6,188
	=====	======

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2010	2009	Depreciation and Amortization Est. Useful Lives
	(in thousands)

Land	$538	$538
Buildings	4,141	4,141	39 Years
Leasehold Improvements	211	207	3-10 Years (Lesser of Life or Lease)
Equipment	8,494	8,384	3-10 Years
	13,384	13,270
Accumulated Depreciation	(7,600)	(6,974)
	$5,784	$6,296
	=====	=====

The above amounts include approximately $150 at December 31, 2010 and $154 at December 31, 2009 in assets that had not yet been placed in service by the Company.  No depreciation was recorded in the related periods for these assets.

Depreciation and amortization expense was approximately $637 and $623 for the years ended December 31, 2010 and 2009, respectively.

5. LINE OF CREDIT

As of December 31, 2010, the Company had no outstanding bank debt.  At December 31, 2009, the Company had $7,500 of borrowings outstanding under its line of credit agreement with Sovereign Bank, NA (“Sovereign”).

On December 30, 2010, the Company agreed to a new Revolving Line of Credit Note and Loan Agreement with Sovereign.  The Company established a line of credit facility in the maximum amount of $10,000, maturing in four years (December 31, 2014), with funds available for working capital purposes and to fund dividends.  This supersedes the $15,000 line of credit that the Company previously had in place with Sovereign, as described below.  The loan is collateralized by all of the Company’s tangible and intangible assets.  The loan agreement provides for the payment of any loan under the agreement at an interest rate range of either LIBOR plus 1.75% to plus 2.75%, or, Prime less 0.50% to plus 0.50%, depending upon the Company’s then existing financial ratios. At December 31, 2010, the Company’s ratio would allow for the most favorable rates under the agreement’s range, which would be a rate of 2.01% (LIBOR plus 1.75%).  The Company is required to pay an annual commitment fee for the use of the funds, and is also obligated to pay a “Line Fee” ranging from 17.5 to 35.0 basis points of the average unused balance on a quarterly basis, depending again upon the Company’s ratio of Funded Debt to Tangible Net Worth.  The Company may terminate the line at any time during the four year term, as long as there are no amounts outstanding.

In 2009, the Company agreed to a Revolving Line of Credit Note and a Loan Agreement with Sovereign dated December 17, 2009, which established a line of credit facility in the maximum amount of $15,000, maturing on December 31, 2010.  Similar to the above 2010 agreement, funds were available for working capital purposes and to fund dividends, and the loan was collateralized by all of the Company’s tangible and intangible assets.  The 2009 loan agreement provided for the payment of any loan under the agreement at a rate that is either prime rate plus 0.75% or LIBOR rate plus 3%, with a 4% floor.  The Company was also required to pay a commitment fee equal of $19 for the additional $7,500 of available funds, and was delegated to pay a “Line Fee” equal to 17.5 basis points of the average unused balance on a quarterly basis.

On September 4, 2009, the Company had extended its revolving line of credit note and loan agreement with Sovereign established in 2008, with considerably similar terms, with the exception that the new agreement included the collateralization of assets.  This note and agreement were originally in place until September 1, 2010, but was subsequently superseded by the December 2009 loan facility described in the preceding paragraph.  There were no borrowings under the September 4, 2009 agreement.

As of December 31, 2010 and 2009, the Company was in compliance with all debt covenants.

6. SHAREHOLDERS’ EQUITY

As of December 31, 2010 and December 31, 2009, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share.  For the same periods, the number of shares issued were 10,153,633, and the total number of outstanding shares were 10,091,822, with the variance representing shares held in Treasury.

On December 9, 2009, the Board of Directors declared a dividend of $2.00 per share, which was paid on December 24, 2009 to shareholders of record as of December 21, 2009, amounting to $20,183.

On September 11, 2009, the Company’s Board of Directors authorized an extension of its stock repurchase program for an additional 24 months.  The original program established in September of 2007 authorized the purchase of up to $5,000 of its common stock.  The purchases may be made from time-to-time in open market or in privately negotiated transactions, depending on market and business conditions.  The Board retained the right to cancel, extend, or expand the share buyback program, at any time and from time-to-time.  During 2009, the Company purchased 1,986 shares for $25, including commissions.  Since inception, the Company has purchased a total of 61,811 shares for approximately $932, or $15 per share.  The Company did not make any stock purchases during 2010.

In connection with the aforementioned share buyback program, on September 15, 2009 the Company entered into an amendment of its Rule 10b5-1 Repurchase Plan (the “Plan”) dated September 15, 2008 with Hunter Associates, Inc. (“Hunter”), by which Hunter will continue to implement the share buyback program by purchasing shares of the Company’s common stock in accordance with the terms of the Plan and within the safe harbor afforded by Rule 10b5-1.

7. INCOME TAXES

Income tax expense consisted of the following:

	2010	2009
	(in thousands)
Federal Income Tax:
Current	$2,273	$1,613
Deferred	(165)	354
State Income Tax:
Current	244	177
Deferred	(26)	47
Foreign Income Tax:
Current	--	(6)
Deferred	(157)	(13)
Income Tax Expense	$2,169	$2,172
	=====	=====

Pre-tax income included foreign losses of ($591) and ($84) in 2010 and 2009, respectively.

Total income tax expense differed from “statutory” income tax expense, computed by applying the U.S. federal income tax rate of 34% to earnings before income tax, as follows:

	2010	2009
	(in thousands)

Computed “Statutory” Income Tax Expense	$2,361	$2,290
State Income Tax, Net of Federal Tax Benefit	168	184
Foreign Tax Rate Differential	41	6
Reduction in Tax Reserves	(155)	(181)
Other - Net	(246)	(127)
Income Tax Expense	$2,169	$2,172
	=====	=====

A deferred income tax (expense) benefit results from temporary timing differences in the recognition of income and expense for income tax and financial reporting purposes.  The components of and changes in the net deferred tax assets (liabilities) which give rise to this deferred income tax (expense) benefit for the years ended December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
	(in thousands)

Deferred Tax Assets:
Compensation Assets	$97	$160
Inventory Valuation	583	548
Accounts Receivable Valuation	183	137
Deferred Litigation Costs	41	---
Other	333	110
Compensation Liabilities	251	146
Total Deferred Assets	$1,488	$1,101
	=====	=====
Deferred Tax Liabilities:
Prepaid Expenses	(207)	(190)
Depreciation and Amortization	(1,639)	(1,571)
Total Deferred Liabilities	($1,846)	($1,761)

Total Deferred Tax Liability	($358)	($660)
	=====	=====

Management believes it is more likely than not that the Company will have sufficient taxable income when these timing differences reverse and that the deferred tax asset will be realized and, accordingly, no valuation allowance is deemed necessary.

As of January 1, 2010, the Company had provided a liability of $431 for unrecognized tax benefits related to various federal and state income tax matters.  Of this amount, the amount that would impact the Company’s effective tax rate, if recognized, was $187.  The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by the federal tax benefit of state income tax items of $137.  The reserve has decreased by $155 in the twelve-months ended December 31, 2010.

The Company is currently subject to audit by the Internal Revenue Service for the calendar year ended 2007.  In 2010, the Company settled an audit by the Internal Revenue Service of its 2008 and 2009 returns.  The audit adjustments, all of which were temporary differences, resulted in net additionally federal and state tax of $108, plus interest of $10.  The Company and its Subsidiaries state income tax returns are subject to audit for the calendar years ended 2006 through 2009.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year:

	2010	2009

Beginning Unrecognized Tax Benefits –	$431	$612
Current Year – Increases	3	---
Current Year – Decreases	---	---
Current Year – Interest/Penalties	$20	$25
Settlements	---	---
Expired Statutes	(178)	(206)
Ending Unrecognized Tax Benefits –	$276	$431
	====	====

8. LEASES

In the United Kingdom the Company leases a facility in Banbury, England for approximately $19 per month, which serves sales, warehousing and operational functions.  The lease in Banbury was effective April 1, 2006 and has a 15-year term ending in March of 2021.  There is an option to terminate in September of 2012, and again in September of 2017.  If the Company elects to terminate in 2012, a penalty of 7.5 months additional rent must be paid, or approximately $142.  Termination in 2017 requires a penalty of 2 months rentals, or approximately $38.  The Company’s current intention is to utilize the facility for the 15 years.

In the United States, in 2010 and 2009, the Company leased office space in Middletown, CT for approximately $8 a month.

In addition to property rentals, the Company also leases several automobiles, which are included in the rent expense and operating lease details below.

Rent expense for operating leases was approximately $317 and $289 for the years ended December 31, 2010, and 2009, respectively.

Future minimum lease payments under non-cancelable leases as of December 31, 2010 are as follows:

Year Ending December 31,	Operating Leases
(in thousands)

2011	$322
2012	314
2013	269
2014	224
2015	224
Thereafter	1,175

Total Minimum Lease Payments	$2,528
=====

9. EMPLOYEE BENEFIT PLANS

Defined Contribution and 401-K Plans

The Company maintains a qualified non-contributory profit-sharing plan covering all eligible employees.  There were $224 of contributions made to the plan in both 2010 and 2009, which were charged to expense.

Contributions to the Plan are defined as three percent (3%) of gross wages up to the current Old Age, Survivors, and Disability (OASDI) limit and six percent (6%) of the excess over the OASDI limit, subject to the maximum allowed under the Employee Retirement Income Security Act (ERISA).  The plan’s vesting terms fully vest participants over six years.

The Company also maintains a savings & retirement plan qualified under Internal Revenue Code Section 401(k) for all employees.  Employees are eligible to participate in the Plan the first day of the month following date of hire.  Participants may elect to have up to fifty percent (50%) of their compensation withheld, up to the maximum allowed by the Internal Revenue Code.  After completing (1) year of service, the Company contributes an additional amount equal to 25% of all employee contributions, up to a maximum of 6% of an employee’s gross wages.  Contributions are funded on a current basis.  Contributions to the Plan charged to expense for the years ended December 31, 2010 and 2009 were $67 and $49, respectively.  The participants Company contribution vests over six years.

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

The Company has entered into salary continuation agreements with two employees, which provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death.  The payment benefits range from $1 per month to $3 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65.  The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination.  The net present value of the retirement payments is $407 at December 31, 2010, of which $395 is included in Other Long Term Liabilities, and the remaining current portion of $12 in accrued liabilities, as one of the employees retired at the end of 2010.  The December 31, 2009 liability of $388 was all reported in Other Long Term Liabilities.  The Company has obtained and is the beneficiary of three whole life insurance policies with respect to the two employees discussed above, and one other policy.  The cash surrender value of such policies (included in Other Long Term Assets) amounts to $706 at December 31, 2010 and $622 at December 31, 2009, respectively.

Contingencies:

The Company’s general liability insurance policies are subject to deductibles or retentions, in amounts ranging from $25 to $75, (depending on policy year) up to an aggregate amount.  The Company is insured on a ‘first dollar’ basis for workers’ compensation subject to statutory limits.

         In the ordinary and normal conduct of our business, the Company is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”).  The Company has in place commercial general liability insurance policies that cover the Claims, including those alleging damages as a result of product defects.   Although we cannot predict with certainty the ultimate resolution of the Claims asserted against the Company, the estimated liability for the Claims, both in litigation and pre-suit, are limited to the deductible amounts under those insurance policies.  Those liabilities were estimated to be $309 and $125, at December 31, 2010 and 2009, respectively, and are included in Other Accrued Liabilities.  The increase in 2010 from 2009 reflects additional deductible amounts anticipated to be paid with respect to new Claims. The Company does not believe that the Claims have legal merit, and is therefore vigorously defending those Claims.  It is possible that additional Claims may be filed against the company in the future, which could adversely impact the terms and pricing of the Company’s product liability insurance programs, possibly materially.  We do not believe that any currently pending Claim to which the Company is a party will have a material adverse effect on our business, financial condition or results of operations.

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

On December 9, 2009, the Board of Directors authorized an amendment to the Plan which authorized payment of an amount equal to the value of any cash or stock dividend declared by the Company on its common stock to be accrued to the phantom stock units outstanding as of the record date of the common stock dividend.  The dividend equivalent will be paid at the same time the underlying phantom stock units are paid to the participant.

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

Grants of Phantom Stock Units.  As of December 31, 2009, the Company had 12,937 unvested units outstanding, all of which were granted at Full Value.  On March 3, 2010, the Company granted an additional 8,100 Full Value Units with a fair value of $7.90 per unit on the date of grant, using historical volatility.  In all cases, the grant price was equal to the closing price of the Company’s common stock at the grant date.

The Company uses the Black-Scholes option pricing model as its method for determining fair value of the Units on a variable compensation plan model.  The Company uses the straight-line method of attributing the value of the stock-based compensation expense relating to the Units.  The compensation expense (including adjustment of the liability to its fair value) from the Units is recognized over the requisite service period of each grant or award.

The FASB ASC Topic 718 Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately to vest.

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience.  Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan

Units outstanding in determining its Plan Unit compensation expense for December 31, 2010.  Of the $266 December 31, 2010 liability, $45 is included in current liability, as it will be paid in March 2011.  And the balance of $221 is included in other long term liabilities.

In accordance with FASB ASC Topic 718 Stock Compensation, the Company recorded compensation expense of approximately $99 and $102 related to the Phantom Stock Plan for the twelve months ended December 31, 2010 and 2009, respectively.

The following table summarizes information about the Company’s nonvested phantom stock Units at December 31, 2010:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2009	12,937	$14.77
Granted	8,100	$7.90
Vested	(5,482)	($15.30)
Forfeited	(---)	($---)
Canceled	(---)	($---)

Nonvested at December 31, 2010	15,555	$11.01

Phantom Stock Unit Awards Expected to Vest	15,555	$11.01

At December 31, 2010, a total of 8,990 Units have vested including 5,482, which vested during 2010.  The Units granted are expected to vest in one year intervals over three years, subject to earlier termination or forfeiture.

The total unrecognized compensation costs calculated at December 31, 2010 are $139, which will be recognized through March of 2013.  The unrecognized costs for last year were $116, going through 2012.  The Company will recognize the related expense over the weighted average period of 1.29 years.

12.      CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Mestek, Inc.

On June 10, 2009, the Company agreed to loan Mestek, Inc. (Mestek), the Company’s former parent, $3,250, as evidenced by a promissory note in that amount (the “Note”).  The Note required monthly interest payments at a rate of 6% per annum on all unpaid principal, and payment in full to be received no later than October 20, 2010.  Payment of the Note was however subject to the terms and conditions of a subordination agreement that existed between The Company and Bank of America, N.A.  The Company received an unconditional and continuing guaranty of the loan from Sterling Realty Trust, of which J.E. Reed is the trustee.  Mr. J. E. Reed, the Company’s chairman of the board, and Mr. S. B. Reed, one of the Company’s directors, are also directors, executive officers, and greater than 10% owners of Mestek.  On October 20, 2010, Mestek repaid to the Company all unpaid principal and interest under the Note, and the Note and the guaranty from Sterling Realty Trust were cancelled.

13.      SUBSEQUENT EVENTS

We have assessed and reported on subsequent events through the date of issuance of these financial statements.

Item 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

None

Item 9A(T) – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended as of December 31, 2010, the end of the period covered by this report on Form 10K.  Based on this evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective as of December 31, 2010.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its evaluation, our management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(d)  Changes in Internal Control over Financial Reporting.

There were no changes on our internal control over financial reporting during the most recent quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B – OTHER INFORMATION

All matters required to be disclosed on Form 8-K during our fiscal 2010 fourth quarter have been previously disclosed on a Form 8-K filed with the Securities and Exchange Commission.

PART III

With respect to items 10 through 14, the Company will file with the Securities and Exchange Commission, within 120 days of the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14A.

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of the Company will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 7, 2011, under the caption “Current Directors and Nominees for Election – Background Information”, and to the extent required and except as set forth therein, is incorporated herein by reference.

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

Item 11 - EXECUTIVE COMPENSATION

Information regarding executive compensation will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 7, 2011, and under the caption “Executive Compensation” to the extent required and except as set forth therein, is incorporated herein by reference.

The report of the Compensation Committee of the Board of Directors of the Company shall not be deemed incorporated by reference by any general statement incorporating by reference the proxy statement into any filing under the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under such Act.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management as well as information regarding equity compensation plans and individual equity contracts or arrangements will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 7, 2011, under the caption “Security Ownership of Certain Beneficial Owners and Management”, and to the extent required and except as set forth therein, is incorporated herein by reference.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 7, 2011, under the caption “Certain Relationships and Related Transactions” and to the extent required and except as set forth therein, is incorporated herein by reference.

Item 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding financial accounting fees and services will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 7, 2011, under the caption “Principal Accounting Fees and Services”, and to the extent required, and except as set forth therein, is incorporated herein by reference.

PART IV

Item 15 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)           The following documents are filed as part of this Form 10-K:

1.	All financial statements. See Index to Consolidated Financial Statements on page 52 of this Form 10-K.

2.	None Required – Smaller Reporting Company

3.	Exhibits. See Index to Exhibits.

INDEX

Pages of
this report

Reports of Independent Registered Public Accounting Firms	Pages 24 through 25

Financial Statements:

(a)(1) Consolidated Balance Sheets as of December 31, 2010 and 2009	Page 26

Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009	Page 27

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for the Years Ended December 31, 2010 and 2009	Page 28

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009	Page 29

Notes to the Consolidated Financial Statements	Pages 30 through 43

(a)(2) Financial Statement Schedules

No other financial statement schedules are required by Regulation S-B.

(a)(3)           Exhibits

The Exhibit Index is set forth on Pages 49 and 50.  No annual report to security holders as of December 31, 2010 has been sent to security holders and no proxy statement, form of proxy or other proxy soliciting material has been sent by the registrant to more than ten of the registrant’s security holders with respect to any annual or other meeting of security holders held or to be held in 2011. Such annual report to security holders, proxy statement or form of proxy will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

EXHIBIT INDEX

Those documents followed by a parenthetical notation are incorporated herein by reference to previous filings with the Securities and Exchange Commission as set forth below.

Exhibit No.	Description	Reference Key
**********	**********	**********
3.1	Articles of Incorporation of Omega Flex, Inc., as amended	(A)

3.2	Amended and Restated By-laws of Omega Flex, Inc.	(A)

10.1	Indemnity and Insurance Matters Agreement dated July 29, 2005 between Omega Flex, Inc. and Mestek, Inc.	(A)

10.2	Form of Indemnification Agreements entered into between Omega Flex, Inc. and its Directors and Officers and the Directors of its wholly-owned subsidiaries.	(A)

10.3	Schedule of Directors/Officers with Indemnification Agreement	(A)

10.4	Employment Agreement dated December 15, 2008 between Omega Flex, Inc. and Kevin R. Hoben	(D)

10.5	Employment Agreement dated December 15, 2008 between Omega Flex, Inc. and Mark F. Albino	(D)

10.6	Amended and Restated Committed Revolving Line of Credit Note dated December 30, 2010 by Omega Flex, Inc. to Sovereign Bank, N.A. in the principal amount of $10,000,000.

10.7	Loan and Security Agreement dated December 17, 2009 between Omega Flex, Inc. and Sovereign Bank, N.A.	(G)

10.8	First Amendment dated December 30, 2010 to the Loan and Security Agreement between Omega Flex, Inc. and Sovereign Bank, N.A

10.9	Promissory Note dated June 10, 2009 by Mestek, Inc. payable to Omega Flex, Inc. in the principal amount of $3,249,615.00.	(B)

10.10	Subordination Agreement dated June 10, 2009 by Omega Flex, Inc. and Bank of American, N.A.	(B)

10.11	Executive Salary Continuation Agreement	(C)

10.12	Phantom Stock Plan dated December 11, 2006.	(E)

10.13	First Amendment to the Omega Flex, Inc. 2006 Phantom Stock Plan	(G)

10.14	Form of Phantom Stock Agreement entered into between Omega Flex, Inc. and its directors, officers and employees, except as set forth in the attached schedule.	(E)

10.15	Schedule of Phantom Stock Agreements between Omega Flex, Inc. and its directors and executive officers.

10.16	Rule 10b5-1 Agreement between Omega Flex, Inc. and Hunter Associates dated September 15, 2008.	(D)

10.17	Amendment 1 to the Rule 10b5-1 Repurchase Plan dated September 15, 2009	(F)

14.1	Code of Business Ethics	(A)

21.1	List of Subsidiaries	(A)

23.1	Consent of Caturano and Company, Inc.

23.2	Consent of McGladrey & Pullen, LLP

31.1	CEO Certification

31.2	CFO Certification

32.1	906 CEO and CFO Certifications

99.1	Information Statement	(A)

99.2	Corporate Governance Guidelines	(A)

Reference Key

(A)	Filed as an Exhibit to the Registration Statement on Form 10-12G filed on June 22, 2005.

(B)	Filed as an Exhibit to the Quarterly Report on Form 10-Q filed August 7, 2009.

(C)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 31, 2006.

(D)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 18, 2009.

(E)	Filed as an Exhibit to the Annual Report on Form 10-K filed April 2, 2007.

(F)	Filed as an Exhibit to the Quarterly Report on Form 10-Q filed November 5, 2009.

(G)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 17, 2010.

Each management contract or compensatory plan or arrangement to be filed as an exhibit to this report pursuant to item 15 is listed in Exhibit numbers 10.1, 10.2, 10.4 and 10.5.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA FLEX, INC.

Date: March 10, 2011	By:	/S/ Kevin R. Hoben
Kevin R. Hoben, President and
Chief Executive Officer

Date: March 10, 2011	By:	/S/ Paul J. Kane
Paul J. Kane, Vice President Finance,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 10, 2011	By:	/S/ Mark F. Albino
Mark F. Albino, Director

Date: March 10, 2011	By:	/S/ David K. Evans
David K. Evans, Director

Date: March 11, 2011	By:	/S/ J. Nicholas Filler
J. Nicholas Filler, Director

Date: March 10, 2011	By:	/S/ David W. Hunter
David W. Hunter, Director

Date: March 10, 2011	By:	/S/ Bruce C. Klink
Bruce C. Klink, Director

Date: March 10, 2011	By:	/S/ John E. Reed
John E. Reed, Director

Date: March 10, 2011	By:	/S/ Stewart B. Reed
Stewart B. Reed, Director

Date: March 10, 2011	By:	/S/ Edward J. Trainor
Edward J. Trainor, Director