Form 10-Q
period 2011-05-04
Omega Flex, Inc.
filed 2011-05-04
CIK 1317945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2011

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

The number of shares of the registrant’s common stock issued and outstanding as of March 31, 2011 was 10,091,822.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2011

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1 – Financial Statements

Condensed consolidated balance sheets at March 31, 2011
and December 31, 2010 (unaudited)	3

Condensed consolidated statements of operations for the
three-months ended March 31, 2011 and 2010 (unaudited)	4

Condensed consolidated statements of cash flows for the
three-months ended March 31, 2011 and 2010 (unaudited)	5

Notes to the condensed consolidated financial statements (unaudited)	6

Item 2- Management's Discussion and Analysis of Financial Condition
and Results of Operations	14

Item 3 – Quantitative and Qualitative Information About Market Risks	21

Item 4 – Controls and Procedures	21

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	22

Item 4 – Submission of Matter to a Vote of the Security Holders	22

Item 6 - Exhibits	23

SIGNATURE	24

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
OMEGA FLEX, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2011	2010

	(Dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$1,191	$2,209
Accounts Receivable - less allowances of
$507 and $644, respectively	6,581	7,314
Inventories-Net	6,860	6,016
Deferred Taxes	915	859
Other Current Assets	589	644

Total Current Assets	16,136	17,042

Property and Equipment - Net	5,645	5,784
Goodwill	3,526	3,526
Other Long Term Assets	746	706

Total Assets	$26,053	$27,058
	======	======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$746	$856
Accrued Compensation	523	1,433
Accrued Commissions and Sales Incentives	1,297	2,410
Taxes Payable	430	215
Other Liabilities	1,909	1,769

Total Current Liabilities	4,905	6,683

Deferred Taxes	1,175	1,217
Other Long Term Liabilities	807	892

Total Liabilities	6,887	8,792

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 Share: authorized 20,000,000 Shares: 10,153,633 shares issued and 10,091,822 outstanding at March 31, 2011 and December 31, 2010, respectively	102	102
Treasury Stock	(1)	(1)
Paid in Capital	10,808	10,808
Retained Earnings	8,569	7,750
Accumulated Other Comprehensive Loss	(435)	(519)
Total Omega Flex, Inc. Shareholders’ Equity	19,043	18,140
Noncontrolling Interest	123	126

Total Shareholders’ Equity	19,166	18,266

Total Liabilities and Shareholders’ Equity	$26,053	$27,058
	======	======

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three-months ended March 31,
	2011	2010
	(Amounts in thousands, except earnings per Common Share)

Net Sales	$11,498	$11,691

Cost of Goods Sold	5,544	5,273

Gross Profit	5,954	6,418

Selling Expense	2,358	2,155
General and Administrative Expense	1,744	1,959
Engineering Expense	588	584

Operating Profit	1,264	1,720

Interest Income (Expense), Net	2	(15)
Other Income (Expense), Net	28	(1)

Income Before Income Taxes	1,294	1,704

Income Tax Expense	482	638

Net Income	$812	$1,066
Less: Loss attributable to the Noncontrolling Interest, net of tax	7	9

Net Income attributable to Omega Flex, Inc.	$819	$1,075
	=====	=====
Basic Earnings per Common Share:
Net Income	$0.08	$0.11

Basic Weighted Average Shares Outstanding	10,092	10,092

Diluted Earnings per Common Share:
Net Income	$0.08	$0.11

Diluted Weighted Average Shares Outstanding	10,092	10,092

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

For the three-months ended
	March 31,
	2011	2010
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net Income	$812	$1,066
Adjustments to Reconcile Net Income to
Net Cash Provided By (Used In) Operating Activities:
Non-Cash Compensation Expense	22	21
Depreciation and Amortization	160	165
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	(143)	73
Changes in Assets and Liabilities:
Accounts Receivable	943	(516)
Inventory	(802)	60
Accounts Payable	(182)	(32)
Accrued Compensation	(910)	(521)
Accrued Commissions and Sales Incentives	(1,114)	(410)
Other Liabilities	197	68
Other Assets	(43)	126

Net Cash (Used In) Provided by Operating Activities	(1,060)	100

Cash Flows from Investing Activities:
Capital Expenditures	---	(23)
Net Cash Used in Investing Activities	---	(23)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,060)	77
Translation effect on cash	42	(52)
Cash and Cash Equivalents – Beginning of Period	2,209	1,881

Cash and Cash Equivalents – End of Period	$1,191	$1,906
	=====	=====

Supplemental Disclosure of Cash Flow Information

Cash paid for Income Taxes	367	$408
	===	====

Cash paid for Interest	$---	$75
	===	===

See Accompanying Notes to Consolidated Financial Statements.

 OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollars in thousands except per share amounts)

(Unaudited)

1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”).  The Company’s unaudited  condensed consolidated financial statements for the quarter ended March 31, 2011 have been prepared in accordance with generally accepted accounting principles, and with the instructions of Form 10-Q and Article 10 of Regulation S-X.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K).  All material inter-company accounts and transactions have been eliminated in consolidation.  It is Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature or a description is provided for any adjustments that are not of a normal recurring nature.

Description of Business

The Company is a leading manufacturer of flexible metal hose, which is used in a variety of applications to carry gases and liquids within their particular applications.  These applications include carrying liquefied gases in certain processing applications, fuel gases within residential and commercial buildings and vibration absorbers in high vibration applications.  Our industrial flexible metal piping is used to carry other types of gases or fluids in a number of industrial applications where the customer requires a degree of flexibility, an ability to carry corrosive compounds or mixtures, a double containment system, or piping to carry gases or fluids at very high or very low (cryogenic) temperatures.

The Company manufactures flexible metal hose at its facility in Exton, Pennsylvania, with a minor amount of manufacturing performed in the UK.  The Company sells its product through distributors, wholesalers and to original equipment manufacturers (“OEMs”) throughout North America, and in certain European markets.

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

Currency Translation

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates prevailing on the balance sheet dates.  The Statements of Operations are translated into U.S. dollars at average exchange rates for the period.  Adjustments resulting from the translation of financial statements are excluded from the determination of income and are accumulated in a separate component of shareholders’ equity.  Exchange gains and losses resulting from foreign currency transactions are included in operations (other income (expense)) in the period in which they occur.

Income Taxes

The Company accounts for taxes in accordance with the FASB ASC Topic 740 Income Taxes.  Under this method the Company records tax expense and related deferred taxes and tax benefits.

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

Other Comprehensive Loss

For the quarters ended March 31, 2011 and 2010, respectively, the sole component of Other Comprehensive Loss was a foreign currency translation adjustment.

3. INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2011	2010
	(dollars in thousands)

Finished Goods	$4,753	$4,297
Raw Materials	2,107	1,719

Total Inventory	$6,860	$6,016
	=====	=====

4. LINE OF CREDIT

On December 30, 2010, the Company agreed to a new Revolving Line of Credit Note and Loan Agreement with Sovereign Bank, NA (“Sovereign”).  The Company established a line of credit facility in the maximum amount of $10,000, maturing on December 31, 2014, with funds available for working capital purposes and other cash needs.  The loan is collateralized by all of the Company’s tangible and intangible assets.  The loan agreement provides for the payment of any borrowings under the agreement at an interest rate range of either LIBOR plus 1.75% to plus 2.75%, or, Prime less 0.50% to plus 0.50%, depending upon the Company’s then existing financial ratios.  At March 31, 2011, the Company’s ratio would allow for the most favorable rates under the agreement’s range, which would be a rate of 2.02% (LIBOR plus 1.75%).  The Company is required to pay an annual commitment fee for the use of the funds, and is also obligated to pay a “Line Fee” ranging from 17.5 to 35.0 basis points of the average unused balance on a quarterly basis, depending again upon the Company’s ratio of Funded Debt to Tangible Net Worth.  The Company may terminate the line at any time during the four year term, as long as there are no amounts outstanding.

The Company has not drawn on its line of credit agreement with Sovereign.  As of March 31, 2011, and December 31, 2010, respectively, the Company had no outstanding borrowings on its line of credit.

As of March 31, 2011 and December 31, 2010, the Company was in compliance with all debt covenants.

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

The Company has entered into salary continuation agreements with two employees, which provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death.  The payment benefits range from $1 per month to $3 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65.  The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination.  The net present value of the retirement payments is $402 at March 31, 2011, of which $391 is included in Other Long Term Liabilities, and the remaining current portion of $12 is included in other liabilities, as one of the employees retired at the end of 2010 and is now receiving payments.  The December 31, 2010 liability of $407, had $395 reported in Other Long Term Liabilities, and a current portion of $12 in other liabilities.

The Company has obtained and is the beneficiary of three whole life insurance policies with respect to the two employees discussed above, and one other policy.  The cash surrender value of such policies (included in Other Long Term Assets) amounts to $746 at March 31, 2011 and $706 at December 31, 2010, respectively.

Contingencies:

The Company’s general liability insurance policies are subject to deductibles or retentions, in amounts ranging from $25 to $75, (depending on policy year) up to an aggregate amount.  The Company is insured on a ‘first dollar’ basis for workers’ compensation subject to statutory limits.

     In the ordinary and normal conduct of our business, the Company is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”).  The Company has in place commercial general liability insurance policies that cover the Claims, including those alleging damages as a result of product defects.   Although we cannot predict with certainty the ultimate resolution of the Claims asserted against the Company, the estimated liability for the Claims, both in litigation and pre-suit, are limited to the deductible amounts under those insurance policies.  Those liabilities were estimated to be $426 and $309, at March 31, 2011 and December 31, 2010, respectively, and are included in Other Liabilities.  The increase in the liability since December 31, 2010 reflects additional deductible amounts anticipated to be paid with respect to new Claims, including an estimate of incurred but not reported claims. The Company does not believe that the Claims have legal merit, and is therefore vigorously defending those Claims.  It is possible that additional Claims may be filed against the company in the future, which could adversely impact the terms and pricing of the Company’s product liability insurance programs, possibly materially.  We do not believe that any currently pending Claim to which the Company is a party will have a material adverse effect on our business, financial condition or results of operations.

Warranty Commitments:

Gas transmission products such as those made by the Company carry potentially serious personal injury risks in the event of failures in the field.  As a result, the Company performs extensive internal testing and other quality control procedures.  Historically, due to the extensive nature of these quality controls the Company has not had a meaningful failure rate in the field.  Due to the Company’s quality systems, the warranty expense is de minimis, and accordingly, the Company does not maintain a warranty reserve beyond a nominal amount.

6. STOCK BASED PLANS
          (Stock units and their respective unit fair values are as stated.  All other amounts are in thousands)

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

The Units are granted to participants upon the recommendation of the Company’s CEO, and the approval of the compensation committee.  Each of the Units that are granted to a participant will be initially valued by the compensation committee, and at a minimum, the Unit’s value will be equal to the closing price of the Company’s common stock on the grant date.  The Units follow a vesting schedule, with a maximum vesting of 3 years after the grant date.  Upon vesting, the Units represent a contractual right to the payment of the value of the Unit.  The Units will be paid on their maturity date, one year after all of the Units granted in a particular award have fully vested, unless an acceptable event occurs under the terms of the Plan prior to one year, which would allow for earlier payment.  The amount to be paid to the participant on the maturity date is dependent on the type of Unit granted to the participant.

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

Grants of Phantom Stock Units.  As of December 31, 2010, the Company had 15,555 unvested units outstanding, all of which were granted at Full Value.  On March 3, 2011, the Company granted an additional 8,100 Full Value Units with a fair value of $10.55 per unit on grant date, using historical volatility. In all cases, the grant price was equal to the closing price of the Company’s common stock at the grant date. In March 2011, the company paid $40 for the 2,724 fully vested and matured units granted on March 5, 2007.

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

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience.  Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense as of March 31, 2011.  As of March 31, 2011 the total Phantom Stock related liability was $203, of which $66 is included in current liabilities, as it will be paid in March 2012, and the balance of $137 is included in other long term liabilities.

In accordance with FASB ASC Topic 718 Stock Compensation, the Company recorded compensation income (expense) of approximately $22 and ($21) related to the Phantom Stock Plan for the twelve months ended March 31, 2011 and 2010, respectively.

The following table summarizes information about the Company’s nonvested phantom stock Units at December 31, 2010:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2010	15,555	$11.01
Granted	8,100	$10.55
Vested	(7,274)	($11.92)
Forfeited	(---)	($---)
Canceled	(---)	($---)

Nonvested at March 31, 2011	16,381	$10.38
	=====	=====

Phantom Stock Unit Awards Expected to Vest	16,381	$10.38
	=====	=====

As of March 31, 2011, a total of 16,264 Units have vested including 7,274, which vested during 2011.

The total unrecognized compensation costs calculated at March 31, 2011 are $176, which will be recognized through March of 2014.  The Company will recognize the related expense over the weighted average period of 1.87 years.

7.  NONCONTROLLING INTERESTS

The Company owns 100% of all subsidiaries, except for its UK subsidiary Omega Flex, Limited, of which it owns 95%.  A non-controlling interest owns the other 5%, which had a value of $126 at December 31, 2010.  The total equity of the Company including the non-controlling interest was $18,266 at December 31, 2010.

For the first three months of 2011, the operations of Omega Flex, Limited generated a loss.  The non-controlling interest’s portion of the loss was $7.

The non-controlling Interest must also recognize its share of any currency translation adjustment, since the subsidiary’s local books are in British Pounds, and are translated into US Dollars for consolidation purposes.  Their share for the first three months of 2011 was a gain of $4, due to the fact that the British Pound currency strengthened in comparison to the US Dollar during the first quarter of the year.

At March 31, 2011, after considering the components above, the balance of the non-controlling interest at was $123.

8. SHAREHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)

As of March 31, 2011 and December 31, 2010, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share.  For the same periods, the number of shares issued were 10,153,633, and the total number of outstanding shares were 10,091,822, with the variance representing shares held in Treasury.

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

CHANGES IN FINANCIAL CONDITION
(All dollars in thousands)

Cash and cash equivalents were $1,191 at March 31, 2011, compared to $2,209 at December 31, 2010, a decrease of $1,018.  Consistent with past years, the Company had significant payments during the first quarter for selling related incentives, and  incentive compensation. Those outflows were softened by net income generated during the quarter, and above average receivables at December 31, 2010 which generated increased cash collections during the first quarter of 2011.

Accounts Receivable at March 31, 2011 was $6,581, and was $7,314 at December 31, 2010, a decrease of $733.  The decrease is primarily the result of decreased sales in February and March of 2011 compared to November and December of 2010.

Inventory has increased $844, moving to $6,860 at March 31, 2011, from $6,016 at December 31, 2010.  The Company had significant sales in December of 2010, which caused a reduction in inventory levels.  Additionally, the Company has decided to increase the inventory levels of some components to produce superior response time for customer demand.

Accrued Compensation has decreased $910 as a result of the annual first quarter scheduled compensation payment less the 2011 accrued expense.

Accrued Commissions and Sales Incentives decreased $1,113, starting at $2,410 at December 31, 2010, and going to $1,297 at March 31, 2011.  The decrease mostly pertained to the payment of annual sales incentive programs earned in 2010 and paid in 2011, offset partially by the recording of the new 2011 program obligations.

RESULTS OF OPERATIONS
(All dollars in thousands)

Three-months ended March 31, 2011 vs. March 31, 2010

The Company reported comparative results from continuing operations for the three-month period ended March 31, 2011 and 2010 as follows:

	Three-months ended March 31,
	(in thousands)

	2011	2011	2010	2010
	($000)%		($000)%
Net Sales	$11,498	100.0%	$11,691	100.0%
Gross Profit	$ 5,954	51.8%	$ 6,418	54.9%
Operating Profit	$ 1, 264	11.0%	$ 1, 720	14.7%

The Company’s sales were largely similar to the 1st quarter of 2010, with a slight decrease of $193 or 1.7%.  Sales were $11,691 in the three-month period ended March 31, 2010 and $11,498 in the three-month period March 31, 2011.

 The Company’s revenues are largely tied to new construction, especially that of residential housing.  The Company’s 1.7% dip in sales was however much superior to the approximate 13% drop in U.S. housing starts in comparison to last year, thus demonstrating market penetration and increased demand for the Company’s proprietary products.  Overall volume for the quarter was down approximately 7% compared to the prior year quarter.

The Company’s gross profit margins have decreased from 54.9% to 51.8% for the three-month period ended March 31, 2010 and 2011, respectively, mostly due to cost increases in numerous commodity type metals including nickel and brass, which adversely impact the price of the Company’s component material costs, such as stainless steel and fittings.  Due to the competitive nature of the market place, selling price actions initiated by the Company were not sufficient enough to offset the higher material costs in their entirety.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows, and related communication costs and freight.  Selling expense was $2,155 and $2,358 for the three months ended March 31, 2010 and 2011, respectively.  The $203 rise was primarily attributable to increased staffing related expenses.  Sales expense as a percentage of sales also increased from 18.4% for the three-months ended March 31, 2010 to 20.5% for the three-months ended March 31, 2011.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive, and finance personnel, legal and accounting costs, and corporate general and administrative services.  General and administrative expenses were $1,959 and $1,744 for the three months ended March 31, 2010 and 2011, respectively.  Incentive compensation is $429 lower during 2011, as the formula projecting the payout was at a higher rate during the early part of 2010.

There was however an increase in the expense related to product liability of $214.  The remaining changes pertain to various less significant components.  Administrative expense, as a percentage of sales, decreased from 16.8% for the three months ended March 31, 2010 to 15.2% at March 31, 2011.

Engineering Expense.  Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs.  Engineering expenses were $584 and $588 for the three months ended March 31, 2010 and 2011, respectively.  Engineering expenses as a percentage of sales were 5.0% for the three months ended March 31, 2010, and 5.1% for the three months ended March 31, 2011.

Reflecting all of the factors mentioned above, Operating Profit margins were reduced by $456, from a profit of $1,720 in the three-month period ended March 31, 2010 to a profit of $1,264 in the three-month period ended March 31, 2011.

Interest Income (Expense)-Net.  Interest income in the period ended March 31, 2010 includes interest earned at 6% on the note receivable from Mestek, the Company’s former parent, which was issued in June 2009, and paid back in October of 2010, in addition to income earned on short-term investments.  Interest expense was recorded at 4% on the Sovereign line of credit loan balance outstanding, which was established in December 2009, and paid in full by the end of November 2010.  There was a net increase in interest income from last year of $17.

Other Income (Expense)-Net.  Other Income (Expense)-net primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our U.K. subsidiary.

Income Tax Expense.  The Company’s effective tax rate in 2011 approximates the 2010 rate and does not differ materially from expected statutory rates.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES
(All Amounts in Thousands)

Financial Reporting Release No. 60, released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  Note 2 of the Notes to the condensed Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our condensed Consolidated Financial Statements. The following is a brief discussion of the Company’s more significant accounting policies.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition, accounts receivable valuations, inventory valuations, goodwill valuation, product liability costs, workers compensation claims reserves, and accounting for income taxes. Actual amounts could differ significantly from these estimates.

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

Inventory

Inventories are valued at the lower of cost or market.  Cost of inventories is determined by the first-in, first-out (FIFO) method.  The Company generally considers inventory quantities beyond two-years usage, measured on a historical usage basis, to be excess inventory and reduces the gross carrying value of inventory accordingly.

Goodwill and Intangible Assets

In accordance with FASB ASC Topic 350 Intangibles – Goodwill.  The Company performed an annual impairment test in accordance with this guidance as of December 31, 2010.  This analysis did not indicate any impairment of goodwill.  There are no circumstances that indicate that Goodwill might be impaired at March 31, 2011.

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

LIQUIDITY AND CAPITAL RESOURCES
 (All dollars in thousands)

Three Months ended March 31, 2011

The Company’s cash balance at March 31, 2011 was $1,191, compared to $2,209 at December 31, 2010, which represents a decrease of $1,018 during the 1st quarter of 2011.

Operating Activities

The company’s cash from operations was reduced by $1,060 during the first three months of 2011, versus a slight increase of $100 during the same quarter in 2010, a change of $1,160.  The more notable uses of cash were associated with inventory, accrued commissions and sales incentives, and accrued compensation.  A significant increase in cash was however produced from accounts receivable.  These items are described below.

Cash used for inventory increased $862 between periods, as inventory levels were reduced in December of 2010 due to a higher than usual sales in the month, and had to be replenished in the first quarter of 2011.  Additionally, some additional stock is being produced and held to ensure timely turnaround for customer demand.  Overall, inventory turnover is consistent with last year, as evidenced by the ratio of inventory to quarterly cost of goods sold, which was 1.24 and 1.15 at the end of March 2011 and 2010, respectively.  Accrued commissions and sales incentives required $704 more cash, largely due to the increase in sales in 2010 over 2009, thus allowing more customers to reach growth tiers and earn higher rebates, which were paid out during the first quarter of 2011.  Accrued compensation was also changed by $389, as this was being estimated and accrued at a much higher rate during the first quarter of 2010.

Accounts receivable including the impact from reserves increased cash by $1,243.  This was caused primarily by an increase in cash collections, resulting from higher sales during the month of December of 2010, versus the same period in 2009.

Investing Activities

Cash improved $23 relative to investing activities related to a decrease in capital expenditures between the three month periods.

Financing

There was no cash used in financing activities during the first quarter of 2011 or 2010.

General

As a general trend, the Company’s cash position is typically lower during the first quarter of the year, and then replenishes during the last three quarters of the year.  The first quarter of the year always has heavier payments associated with annual obligations for sales promotional incentives and incentive compensation.  As detailed above in Note 4 of the Condensed Consolidated Financial Statements, the Company has a $10,000 line of credit available with Sovereign, which is available for a four year period should the Company need cash.  The Company’s feels that its liquidity position is adequate to meet foreseeable future needs.

Other than those items previously mentioned, there are currently no other known trends, demands, commitments or uncertainties that the Company anticipates will significantly impact liquidity.

CONTINGENT LIABILITIES AND GUARANTEES

See Note 5 to the Company’s financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Item 7 of the Company’s 2010 year-end Form 10-K under the caption “Tabular Disclosure of Contractual Obligations and Off-Balance Sheet Arrangements”.

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

Item 4 – Controls And Procedures

(a)           Evaluation of Disclosure Controls and Procedures.

At the end of the fiscal first quarter of 2011, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures.  The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission.  The Company’s management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

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

    In October 2010, the company took the first case relating to CSST and lightning to trial.  At trial the company proved that the company was not negligent in the product design, but the jury did find the company liable under strict product liability.  However, the company has appealed the jury verdict through several post-trial motions, including motions for new trial and motion to set aside the jury verdict, which are currently pending before the trial judge.  The final outcome of the case is not yet determined.

     In 2007, the Company instituted a legal complaint against a former insurer, seeking reimbursement of amounts paid in defense of a class action litigation, as well as supplementary payments made in connection with the class action.  After an adverse ruling at the trial court level, the Company appealed the ruling, and in January 2011, the appeals court found in the Company’s favor, reversing the trial court decision and establishing the insurer’s legal obligation to reimburse us for the defense costs.  The case will be remanded to the trial court for further proceedings and determination of the amount payable to the company, which the Company estimates to be in excess of $3,000, together with attorneys’ fees incurred in establishing the insurer’s defense obligations.  The litigation has not been fully resolved and while the Company believes they will ultimately prevail, further developments in the case could reduce or eliminate any potential recoveries.

Item 4 – Submission of Matter to a Vote of the Security Holders

     No matters were submitted to the security holders of the Company for a vote during the first quarter of 2011.

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

OMEGA FLEX, INC.
(Registrant)

Date: May 4, 2011	By: /S/ Paul J. Kane
Paul J. Kane
Vice President – Finance
and Chief Financial Officer