Form 10-Q
period 2011-08-03
Omega Flex, Inc.
filed 2011-08-03
CIK 1317945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2011

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________________ to __________________________________________

Commission File Number     000-51372

Omega Flex, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-1948942
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
451 Creamery Way, Exton, PA	19341
(Address of principal executive offices)	(Zip Code)

(610) 524-7272

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [  ]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company filer.  See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange.  (Check one):

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

The number of shares of the registrant’s common stock issued and outstanding as of June 30, 2011 was 10,091,822.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE SIX MONTHS ENDED JUNE 30, 2011

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1 – Financial Statements

Condensed consolidated balance sheets at June 30, 2011 (unaudited)
and December 31, 2010 (unaudited)	3

Condensed consolidated statements of income for the
three-months ended June 30, 2011 and 2010 (unaudited) and the six-months ended June 30, 2011 and 2010 (unaudited)	4

Condensed consolidated statements of cash flows for the
six-months ended June 30, 2011 and 2010 (unaudited)	5

Notes to the condensed consolidated financial statements (unaudited)	6

Item 2- Management's Discussion and Analysis of Financial Condition
and Results of Operations	14

Item 3 – Quantitative and Qualitative Information About Market Risks	23

Item 4 – Controls and Procedures	23

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	23

Item 4 – Submission of Matter to a Vote of the Security Holders	24

Item 6 - Exhibits	25

SIGNATURE	26

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
OMEGA FLEX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(unaudited)

	June 30,	December 31,
	2011	2010

	(Dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$1,802	$2,209
Accounts Receivable - less allowances of
$533 and $644, respectively	7,771	7,314
Inventories-Net	6,651	6,016
Deferred Taxes	866	859
Other Current Assets	471	644

Total Current Assets	17,561	17,042

Property and Equipment - Net	5,570	5,784
Goodwill	3,526	3,526
Other Long Term Assets	752	706

Total Assets	$27,409	$27,058

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,069	$856
Accrued Compensation	834	1,433
Accrued Commissions and Sales Incentives	1,297	2,410
Taxes Payable	69	215
Other Liabilities	1,865	1,769

Total Current Liabilities	5,134	6,683

Deferred Taxes	1,103	1,217
Other Long Term Liabilities	846	892

Total Liabilities	7,083	8,792

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 Share: authorized 20,000,000 Shares: 10,153,633 shares issued and 10,091,822 outstanding at June 30, 2011 and December 31, 2010, respectively	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	10,808	10,808
Retained Earnings	9,734	7,750
Accumulated Other Comprehensive Loss	(435)	(519)
Total Omega Flex, Inc. Shareholders’ Equity	20,208	18,140
Noncontrolling Interest	118	126

Total Shareholders’ Equity	20,326	18,266

Total Liabilities and Shareholders’ Equity	$27,409	$27,058

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three-months ended		For the six-months ended
	June 30,		June 30,
	2011	2010	2011	2010
(Amounts in thousands, except earnings per Common Share)
Net Sales	$13,387	$10,715	$24,885	$22,406

Cost of Goods Sold	6,570	5,176	12,114	10,449

Gross Profit	6,817	5,539	12,771	11,957

Selling Expense	2,690	2,197	5,048	4,352
General and Administrative Expense	1,677	1,588	3,421	3,547
Engineering Expense	648	647	1,236	1,231

Operating Profit	1,802	1,107	3,066	2,827

Interest Income (Expense), Net	4	(18)	6	(33)
Other Income (Expense), Net	24	(9)	52	(10)

Income Before Income Taxes	1,830	1,080	3,124	2,784

Income Tax Expense	671	425	1,153	1,063

Net Income	1,159	655	1,971	1,721
Less: Net Loss attributable to the Noncontrolling Interest, Net of Tax	6	7	13	16

Net Income attributable to Omega Flex, Inc.	$1,165	$ 662	$1,984	$1,737

Basic Earnings per Common Share:
Earnings per Share	$0.12	$0.07	$0.20	$0.17

Basic Weighted-Average Shares Outstanding	10,092	10,092	10,092	10,092

Diluted Earnings per Common Share:
Earnings per Share	$0.12	$0.07	$0.20	$0.17

Diluted Weighted-Average Shares Outstanding	10,092	10,092	10,092	10,092

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six-months ended
	June 30,
	2011	2010
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net Income	$1,971	$1,721
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
Non-Cash Compensation Expense	12	24
Depreciation and Amortization	319	315
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	(117)	114
Changes in Assets and Liabilities:
Accounts Receivable	(366)	87
Inventory	(594)	(490)
Accounts Payable	231	367
Accrued Compensation	(600)	(152)
Accrued Commissions and Sales Incentives	(1,113)	(292)
Other Liabilities	(229)	(555)
Other Assets	124	(283)
Net Cash (Used In) Provided by Operating Activities	(362)	856

Cash Flows from Investing Activities:
Capital Expenditures	(86)	(71)
Net Cash Used in Investing Activities	(86)	(71)

Cash Flows from Financing Activities:
Principal repayments on Line of Credit, Net	-	(2,003)
Net Cash Used in Financing Activities	-	(2,003)

Net Decrease in Cash and Cash Equivalents	(448)	(1,218)
Translation effect on cash	41	(49)
Cash and Cash Equivalents – Beginning of Period	2,209	1,881

Cash and Cash Equivalents – End of Period	$1,802	$ 614

Supplemental Disclosure of Cash Flow Information

Cash paid for Income Taxes	$1,428	$1,830

Cash paid for Interest	$ -	$ 148

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

 OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”).  The Company’s unaudited  condensed consolidated financial statements for the quarter ended June 30, 2011 have been prepared in accordance with generally accepted accounting principles (GAAP), and with the instructions of Form 10-Q and Article 10 of Regulation S-X.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K).  All material inter-company accounts and transactions have been eliminated in consolidation.  It is Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature or a description is provided for any adjustments that are not of a normal recurring nature.

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

The Company manufactures flexible metal hose at its facility in Exton, Pennsylvania, with a minor amount of manufacturing performed in the United Kingdom.  The Company sells its product through distributors, wholesalers and to original equipment manufacturers (“OEMs”) throughout North America, and in certain European markets.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition and related sales incentives, accounts receivable valuations, inventory valuations, goodwill valuation, product liability reserve and accounting for income taxes.  Actual amounts could differ significantly from these estimates.

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

•     Collection is reasonably assured.

The Company recognizes revenue upon shipment in accordance with the above principles.

Gross sales are reduced for all consideration paid to customers for which no identifiable benefit is received by the Company.  This includes promotional incentives, which includes various programs including year-end rebates, and discounts.  The amounts of certain incentives are known with reasonable certainty at the time of sale, while others are projected based upon the most reliable information available at the reporting date.

      Commissions, for which the Company receives an identifiable benefit, are accounted for as a sales expense.

Earnings per Common Share

Basic earnings per share have been computed using the weighted-average number of common shares outstanding.  For the periods presented, there are no dilutive securities.  Consequently, basic and dilutive earnings per share are the same.

Currency Translation

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates prevailing on the balance sheet dates.  The Statements of Income are translated into U.S. dollars at average exchange rates for the period.  Adjustments resulting from the translation of financial statements are excluded from the determination of income and are accumulated in a separate component of shareholders’ equity.  Exchange gains and losses resulting from foreign currency transactions are included in operations (other income (expense)) in the period in which they occur.

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

Other Comprehensive Loss

For the quarters ended June 30, 2011 and 2010, respectively, the sole component of Other Comprehensive Loss was a foreign currency translation adjustment.

3. INVENTORIES

Inventories, net of reserves consisted of the following:

	June 30,	December 31,
	2011	2010
	(dollars in thousands)

Finished Goods	$4,745	$4,297
Raw Materials	1,906	1,719

Total Inventory	$6,651	$6,016

4. LINE OF CREDIT

On December 30, 2010, the Company agreed to a new Revolving Line of Credit Note and Loan Agreement with Sovereign Bank, NA (“Sovereign”).  The Company established a line of credit facility in the maximum amount of $10,000,000, maturing on December 31, 2014, with funds available for working capital purposes and other cash needs.  The loan is collateralized by all of the Company’s tangible and intangible assets.  The loan agreement provides for the payment of any borrowings under the agreement at an interest rate range of either LIBOR plus 1.75% to plus 2.75% (for borrowings with a fixed term of 30, 60, or 90 days), or, Prime less 0.50% to plus 0.50% (for borrowings with no fixed term other than the December 31, 2014 maturity date), depending upon the Company’s then existing financial ratios.  At June 30, 2011, the Company’s ratio would allow for the most favorable rates under the agreement’s range, which would be a rate of 2.00% (LIBOR plus 1.75%).  The Company is required to pay an annual commitment fee for the use of the funds, and is also obligated to pay a “Line Fee” ranging from 17.5 to 35.0 basis points of the average unused balance on a quarterly basis, depending again upon the Company’s then existing financial ratios.  The Company may terminate the line at any time during the four year term, as long as there are no amounts outstanding.

As of June 30, 2011, and December 31, 2010, respectively, the Company had no outstanding borrowings on its line of credit.

As of June 30, 2011 and December 31, 2010, the Company was in compliance with all debt covenants.

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

The Company has salary continuation agreements with two employees, which provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death.  The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65.  The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination.  The net present value of the retirement payments is $409,000 at June 30, 2011, of which $397,000 is included in Other Long Term Liabilities, and the remaining current portion of $12,000 is included in other liabilities, as one of the employees retired at the end of 2010 and is now receiving payments.

The December 31, 2010 liability of $407,000, had $395,000 reported in Other Long Term Liabilities, and a current portion of $12,000 in Other Liabilities.  The Company has obtained and is the beneficiary of three whole life insurance policies with respect to the two employees discussed above, and one other policy.  The cash surrender value of such policies (included in Other Long Term Assets) amounts to $752,000 at June 30, 2011 and $706,000 at December 31, 2010, respectively.

Contingencies:

The Company’s general liability insurance policies are subject to deductibles or retentions, in amounts ranging from $25,000 to $75,000, (depending on policy year) up to an aggregate amount.  The Company is insured on a ‘first dollar’ basis for workers’ compensation subject to statutory limits.

In the ordinary and normal conduct of our business, the Company is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”).  The Company has in place commercial general liability insurance policies that cover the Claims, including those alleging damages as a result of product defects.  Although we cannot predict with certainty the ultimate resolution of the Claims asserted against the Company, the estimated liability for the Claims, both in litigation and pre-suit, are currently limited to the deductible amounts under those insurance policies.  Those liabilities were estimated to be $304,000 and $309,000, at June 30, 2011 and December 31, 2010, respectively, and are included in Other Liabilities.  The liability reflects deductible amounts anticipated to be paid with respect to new Claims, and includes an estimate of incurred but not reported claims.  The Company does not believe that the Claims have legal merit, and is therefore vigorously defending those Claims.  Notably, the Company has experienced a recent influx of Claims, which appear to be prompted by a partial adverse verdict against the Company on one particular case in October of 2010, which is currently under appeal, as described in Part II, Item 1 – Legal Proceedings.  Along with the Claims noted, it is possible that additional Claims may be filed against the company in the future, which could adversely impact the terms and pricing of the Company’s product liability insurance programs, possibly materially, thus diminishing profits and cash.  We do not believe that any currently pending Claim to which the Company is a party will have a material adverse effect on our business, financial condition or results of operations.

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

Grants of Phantom Stock Units.  As of December 31, 2010, the Company had 15,555 unvested units outstanding, all of which were granted at Full Value.  On March 3, 2011, the Company granted an additional 8,100 Full Value Units with a fair value of $10.55 per unit on grant date, using historical volatility. In all cases, the grant price was equal to the closing price of the Company’s common stock at the grant date. In March 2011, the Company paid $40,000 for the 2,724 fully vested and matured units that had been granted on March 5, 2007.

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

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience.  Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense as of June 30, 2011.

The total Phantom Stock related liability as of June 30, 2011 was $238,000 of which $69,000 is included in current liabilities, as it is expected to be paid in March 2012, and the balance of $169,000 is included in other long term liabilities.

In accordance with FASB ASC Topic 718 Stock Compensation, the Company recorded compensation expense of approximately $13,000 and $24,000 related to the Phantom Stock Plan for the six months ended June 30, 2011 and 2010, respectively.

The following table summarizes information about the Company’s nonvested phantom stock Units at June 30, 2011:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2010	15,555	$11.01
Granted	8,100	$10.55
Vested	(7,274)	($11.92)
Forfeited	(---)	($---)
Canceled	(---)	($---)

Nonvested at June 30, 2011	16,381	$10.38

Phantom Stock Unit Awards Expected to Vest	16,381	$10.38

The total unrecognized compensation costs calculated at June 30, 2011 are $163,000 which will be recognized through March of 2014.  The Company will recognize the related expense over the weighted average period of 1.79 years.

7.  NONCONTROLLING INTERESTS

The Company owns 100% of all subsidiaries, except for its UK subsidiary Omega Flex, Limited, of which it owns 95%.  A non-controlling interest owns the other 5%, which had a value of $126,000 at December 31, 2010.  The total equity of the Company including the non-controlling interest was $18,266,000 at December 31, 2010.

For the first six months of 2011, the operations of Omega Flex, Limited generated a loss.  The non-controlling interest’s portion of the loss was $13,000.

The non-controlling Interest must also recognize its share of any currency translation adjustment, since the subsidiary’s local books are in British Pounds, and are translated into US Dollars for consolidation purposes.  Their share for the first six months of 2011 was a gain of $5,000.

At June 30, 2011, after considering the components above, the balance of the non-controlling interest at was $118,000.

8. SHAREHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)

As of June 30, 2011 and December 31, 2010, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share.  For both periods, the number of shares issued was 10,153,633, and the total number of outstanding shares was 10,091,822, with the 61,811 variance representing shares held in Treasury.

9.      SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred through the date on which the Company issued these financial statements.  During this period, the Company did not have any material subsequent events that impacted its condensed consolidated financial statements.

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

The Company’s business is managed as a single operating segment that consists of the manufacture and sale of flexible metal hose and accessories.  The Company’s products are concentrated in residential and commercial construction, and general industrial markets. The Company’s primary product line, flexible gas piping, is used for gas piping within residential and commercial buildings.  Through its flexibility and ease of use with patented fittings distributed under the trademark AutoFlare®, TracPipe® and CounterStrike® flexible gas piping allows users to substantially cut the time required to install the gas piping, as compared to traditional methods.  Most of the Company’s products are manufactured at the Company’s Exton, Pennsylvania facility with a minor amount of manufacturing performed in the UK.  A majority of the Company’s sales across all industries are generated through independent outside sales organizations such as sales representatives, wholesalers and distributors, or a combination of both.  The Company has a broad distribution network in North America and to a lesser extent in other global markets.

CHANGES IN FINANCIAL CONDITION

Cash and cash equivalents were $1,802,000 at June 30, 2011, compared to $2,209,000 at December 31, 2010, a decrease of $407,000.  Consistent with past years, the Company had significant payments during the first half of the year for accrued selling related incentives, taxes and incentive compensation earned during the prior fiscal year, which typically deplete cash during that period. Those outflows were partially offset by net income generated during the year.

Accounts Receivable at June 30, 2011 was $7,771,000, and was $7,314,000 at December 31, 2010, an increase of $457,000.  The majority of this is consistent with sales growth and timing related, as there has been no discernible increase to the Company’s accounts receivable aging, and no significant collectability issues.

Inventory has increased $635,000, moving to $6,651,000 at June 30, 2011, from $6,016,000 at December 31, 2010.  The Company had significant sales in December of 2010, which caused a reduction in inventory levels at year end.  Additionally, the Company has decided to increase the inventory levels of some components to produce superior response time for customer demand.  Overall, inventory turnover has improved slightly compared to the same quarter last year, as evidenced by the ratio of inventory to quarterly cost of goods sold, which was 1.01 and 1.28 at the end of June 2011 and 2010, respectively.

Accrued Compensation has decreased $599,000 as a result of the annual first quarter scheduled compensation payment less the 2011 accrual.

Accrued Commissions and Sales Incentives decreased $1,113,000, starting at $2,410,000 at December 31, 2010, and going to $1,297,000 at June 30, 2011.  The decrease mostly pertained to the payment of annual sales incentive programs earned in 2010 and paid in 2011, offset partially by the recording of the new 2011 program obligations.

RESULTS OF OPERATIONS

Three-months ended June 30, 2011 vs. June 30, 2010

The Company reported comparative results from continuing operations for the three-month period ended June 30, 2011 and 2010 as follows:

	Three-months ended June 30, (in thousands)

	2011	2011	2010	2010
	($000)%		($000)%
Net Sales	$13,387	100.0%	$10,715	100.0%
Gross Profit	$ 6,817	50.9%	$ 5,539	51.7%
Operating Profit	$ 1,802	13.5%	$ 1,107	10.3%

The Company’s sales increased $2,672,000 (24.9%), moving from $10,715,000 to $13,387,000 for the three-month periods ended June 30, 2010 and 2011, respectively.

Revenue for the three-months ended June 30, 2011 reflects the market’s support of the Company’s proprietary products and commitment to innovation and safety, as indicated by the strong sales of TracPipe CounterStrike over the prior year.  Consistent with the commitment to innovation and safety, on June 15, 2011 the Company announced it was transitioning its flexible gas piping business to TracPipe CounterStrike effective September 1, 2011.  TracPipe CounterStrike is the only corrugated stainless steel tubing (CSST) product on the market that has been listed by independent evaluation agencies for resistance to damage from lightning, seismic events (earthquakes), and flame/smoke spread.  The Company has also seen improvements in revenue related to the United Kingdom, and within its varied Industrial related metal hose products.  Overall, volume for the quarter was up approximately 16% compared to the prior year quarter.  Sales were further enhanced by increases to the selling prices of numerous products, which were required to combat the rising price of the Company’s core raw materials. A reduction in marketing incentives during the quarter also helped to increase net sales.

The Company’s gross profit margins have decreased modestly from 51.7% to 50.9% for the three-month period ended June 30, 2010 and 2011, respectively. The change is mostly due to cost increases in numerous commodity type metals.  An increase in nickel has adversely impacted the price of stainless steel, which is a key raw material used in the manufacturing of many of the Company’s flexible metal hoses.  An increase in copper, a key component of brass, has made the Company’s patented fittings more expensive.  Due to the competitive nature of the market place, selling price actions initiated by the Company were not sufficient enough to offset the higher material costs in their entirety.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight.   Selling expense was $2,197,000 and $2,690,000 for the three-months ended June 30, 2010 and 2011, respectively, representing an increase of $493,000.  The most significant increase was noted in advertising, which went up $183,000, largely focused on proprietary products such as TracPipe CounterStrike.  There was also an increase during the quarter to staffing expenses, designed to expand sales markets.
Commissions and Freight increased largely in pace with sales volume.  Sales expense as a percentage of sales were slightly reduced, going from 20.5% for the three-months ended June 30, 2010 to 20.1% for the three-months ended June 30, 2011.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services.  General and administrative expenses were $1,588,000 and $1,677,000 for the three-months ended June 30, 2010 and 2011, respectively.  The change of $89,000 between periods was largely the result of increased estimates relating to anticipated product liability accruals.  As a percentage of sales, general and administrative expenses decreased from 14.8% for the three months ended June 30, 2010 to 12.5% for the three months ended June 30, 2011.

Engineering Expense.  Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs.  Engineering expenses were almost identical for the two periods.  They were $647,000 and $648,000 for the three months ended June 30, 2010 and 2011, respectively.  Engineering expenses as a percentage of sales were 6.0% for the three months ended June 30, 2010 and 4.8% for the three months ended June 30, 2011.

Operating Profits.  Reflecting all of the factors mentioned above, Operating Profit margins increased $695,000 (62.8%) from a profit of $1,107,000 in the three-month period ended June 30, 2010 to a profit of $1,802,000 in the three-month period ended June 30, 2011.

Interest Income (Expense)-Net.  Interest income in the period ended June 30, 2010 includes interest earned at 6% on the note receivable from Mestek, the Company’s former parent, which was issued in June 2009, and repaid in October of 2010, in addition to income earned on short-term investments.  Interest expense was recorded at 4% on the Sovereign line of credit loan balance outstanding, which was established in December 2009, and paid in full by the end of November 2010.  There was a net increase in interest income of $22,000 compared to the same quarter last year.

Other Income (Expense)-Net.  Other Income (Expense)-net primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our U.K. subsidiary.

Income Tax Expense.  The Company’s effective tax rate in 2011 approximates the 2010 rate and does not differ materially from expected statutory rates.

Six-months ended June 30, 2011 vs. June 30, 2010

The Company reported comparative results from continuing operations for the six-month period ended June 30, 2011 and 2010 as follows:

	Six-months ended June 30, (in thousands)

	2011	2011	2010	2010
	($000)%		($000)%
Net Sales	$24,885	100.0%	$22,406	100.0%
Gross Profit	$12,771	51.3%	$11,957	53.4%
Operating Profit	$ 3,066	12.3%	$ 2,827	12.6%

The Company’s sales increased $2,479,000 (11.1%) from $22,406,000 in the six-month period ended June 30, 2010 as compared to $24,885,000 in the six-month period June 30, 2011.

 Revenue for the six-months ended June 30, 2011 reflects the market’s support of the Company’s proprietary products and conviction to innovation and safety, as indicated by the strong sales of TracPipe CounterStrike over the prior year.  Consistent with the commitment to innovation and safety, on June 15, 2011 the Company announced it was transitioning its flexible gas piping business to TracPipe CounterStrike effective September 1, 2011.  TracPipe CounterStrike is the only CSST product on the market that has been listed by independent evaluation agencies for resistance to damage from lightning, seismic events (earthquakes), and flame/smoke spread.  Additionally, the Company has recognized improvements in revenue related to the United Kingdom and within its varied Industrial related metal hose products.  Overall, volume for the year was up approximately 4% compared to the prior year.  There were also increases to the selling prices of numerous products, which were required to overcome the rising price of the Company’s core raw materials. A reduction in marketing incentives during the year also helped to increase net sales.

The Company’s gross profit margins decreased from 53.4% in the six-month period ended June 30, 2010 to 51.3% in the six-month period ended June 30, 2011.  The change is mostly due to cost increases in numerous commodity type metals including nickel and copper, which adversely impact the price of the Company’s component material costs, such as stainless steel and brass fittings.  Selling price increases were implemented as noted above, but were not sufficient enough to offset the higher material costs in their entirety, due to the competiveness of the market place.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight.  Selling expenses were $4,352,000 and $5,048,000 for the six months ended June 30, 2010 and 2011, respectively, increasing $696,000.  Approximately $260,000 of the increase was attributable to staffing expenses, designed to expand sales markets and marketing expertise.  In addition, the Company increased its advertising spending by about $170,000, with a focus on the many benefits of the Company’s various proprietary products, such as TracPipe CounterStrike.  To a lesser extent, expenses related to trade shows, travel, and consulting have also grown.  Sales expense as a percentage of sales increased from 19.4% for the six-months ended June 30, 2010 to 20.3% for the six-months ended June 30, 2011.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services.  General and administrative expenses were $3,547,000 and $3,421,000 for the six months ended June, 2010 and 2011, respectively.  The $126,000 decrease was mainly the result of two larger contrasting variances.  Staffing related expenses have decreased $457,000, primarily associated with incentive compensation which had a higher projected payout rate in 2010 as compared to 2011.  In contrast, an increase was experienced in estimates relating to anticipated product liability accruals of $350,000.  General and administrative expense, as a percentage of sales, decreased from 15.8% for the six months ended June 30, 2010 to 13.7% for the six months ended June 30, 2011.

Engineering Expense.  Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs.  Engineering expenses were reasonably flat for the six months ended June 30, 2010 and 2011 respectively.  As a percentage of sales, engineering expenses were 5.5% and 5.0%, for the six months ended June 30, 2010 and 2011, respectively.

Operating Profits.  Reflecting all of the factors mentioned above, Operating Profit margins increased $239,000 (8.5%) from a profit of $2,827,000 in the six-month period ended June 30, 2010 to a profit of $3,066,000 in the six-month period ended June 30, 2011.

Interest Income (Expense)-Net.  Interest income in the period ended June 30, 2010 includes interest earned at 6% on the note receivable from Mestek, the Company’s former parent, which was issued in June 2009, and repaid in October of 2010, in addition to income earned on short-term investments.  Interest expense was recorded at 4% on the Sovereign line of credit loan balance outstanding, which was established in December 2009, and paid in full by the end of November 2010.  There was a net increase in interest income from last year of $39,000.

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition and related sales incentives, accounts receivable valuations, inventory valuations, goodwill valuation, product liability reserve and accounting for income taxes.  Actual amounts could differ significantly from these estimates.

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

•     Collection is reasonably assured.

   The Company recognizes revenue upon shipment in accordance with the above principles.

Gross sales are reduced for all consideration paid to customers for which no identifiable benefit is received by the Company.  This includes promotional incentives, which includes various programs including year-end rebates and discounts.  The amounts of certain incentives are known with reasonable certainty at the time of sale, while others are projected based upon the most reliable information available at the reporting date.

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

Goodwill and Intangible Assets

In accordance with FASB ASC Topic 350 Intangibles – Goodwill.  The Company performed an annual impairment test in accordance with this guidance as of December 31, 2010.  This analysis did not indicate any impairment of goodwill.  There are no circumstances that indicate that Goodwill might be impaired at June 30, 2011.

Product Liability Reserves

Product liability reserves represent the estimated remaining costs for known claims against the Company, and incurred but not reported claims for the current year.  The Company uses historical data to project unreported claims.  As explained more fully under Contingencies, for various product liability claims covered under the Company’s general liability insurance policies, the Company must pay certain defense costs within its deductible or self-insured retention limits, in amounts ranging from $25,000 to $75,000, depending on the policy year, up to an aggregate amount.  The Company is vigorously defending against all known claims.

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

LIQUIDITY AND CAPITAL RESOURCES

Six Months ended June 30, 2011

The Company’s cash balance at June 30, 2011 was $1,802,000 compared to $2,209,000 at December 31, 2010, which represents a decrease of $407,000 between periods.

Operating Activities

The company’s cash from operations was reduced by $362,000 during the first six months of 2011, versus an increase of $856,000 during the same period in 2010, a change of $1,218,000.  The more notable uses of cash were associated with accrued commissions and sales incentives, accounts receivable, and accrued compensation.  These were however offset partially by an increase in cash produced from other assets.  These items are described below.

Accrued commissions and sales incentives required $821,000 more cash, largely due to the increase in sales in 2010 over 2009, thus allowing more customers to reach growth tiers and earn higher rebates, which were paid out during of 2011.

Accounts receivable including the impact from reserves decreased cash by $684,000.  The majority of this is timing related, as there has been no discernible increase to the Company’s accounts receivable ageing, and no significant collectability issues.

Accrued compensation was also changed by $448,000, as this was being estimated and accrued at a much higher rate during the first half of 2010.

A favorable change to cash of $407,000 was however acknowledged in Other Assets, with the most significant factor related to higher tax payments in 2010.

Investing Activities

Cash used in investing activities for the first six months of 2011 was $86,000, compared with $71,000 used in the first six months of 2010, all of which was related to a capital spending.

Financing

Cash used in financing activities during the first six months of 2010 was $2,003,000, the result of available cash being applied to the outstanding line of credit.  There were no financing activities in the first six months of 2011.

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

Item 4 – Controls And Procedures

(a)           Evaluation of Disclosure Controls and Procedures.

At the end of the fiscal second quarter of 2011, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures.  The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission.  The Company’s management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

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

In October 2010, the company took the first case relating to CSST and lightning to trial.  At trial the company proved that the company was not negligent in the product design, but the jury did find the company liable under strict product liability.  However, the company has appealed the jury verdict.  The final outcome of the case is not yet determined.

In 2007, the Company instituted a legal complaint against a former insurer, seeking reimbursement of amounts paid in defense of a class action litigation, as well as supplementary payments made in connection with the class action.  After an adverse ruling at the trial court level, the Company appealed the ruling, and in January 2011, the appeals court found in the Company’s favor, reversing the trial court decision and establishing the insurer’s legal obligation to reimburse us for the defense costs.  The case will be remanded to the trial court for further proceedings and determination of the amount payable to the company, which the Company estimates to be in excess of $3,000,000, together with attorneys’ fees incurred in establishing the insurer’s defense obligations.  The litigation has not been fully resolved and while the Company believes they will ultimately prevail, further developments in the case could reduce or eliminate any potential recoveries.

Item 4 – Submission of Matter to a Vote of the Security Holders

On June 7, 2011, the Company held its 2011 Annual Meeting of Shareholders.  The shareholders voted on the following proposals:

1.	To elect three Class 3 directors for a three year term expiring at the 2014 annual meeting of shareholders.

2.
To ratify the appointment by the audit committee of the board of directors of McGladrey & Pullen, LLP (McGladrey), as the independent auditors for the Company for the fiscal year ending December 31, 2011.

The results of the voting are as follows:

1.	Election of Directors
		For	Against	Non-votes

	John E. Reed	6,826,652	28,452	1,235,812
	Kevin R. Hoben	6,832,045	23,059	1,235,812
	Mark F. Albino	6,832,085	23,019	1,235,812

	2. To ratify the appointment of McGladrey
	as the independent auditors for the Company for the fiscal year ending December 31, 2011:

	For	8,080,290
	Against	9,250
	Abstain	1,376

Item 6 - Exhibits

Exhibit
No.           Description

31.1	Certification of Chief Executive Officer of Omega Flex, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Omega Flex, Inc. pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Omega Flex, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA FLEX, INC.
(Registrant)

Date: August 3, 2011	By: /S/ Paul J. Kane
Paul J. Kane
Vice President – Finance
and Chief Financial Officer