Form 10-Q/A
period 2011-06-30
Omega Flex, Inc.
filed 2011-09-02
CIK 1317945

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

Explanatory Note

On August 3, 2011, Omega Flex, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the six-month period ended June 30, 2011 (the “Initial Form 10-Q”).  This Quarterly Report on Form 10-Q/A (the “Form 10-Q/A”) amends Item 6, “Exhibits,” specifically by including Exhibit 101 containing the Company’s Extensible Business Reporting Language (XBRL) materials for the six-month period ended June 30, 2011.  As such, no other changes have been made herein to the Initial Form 10-Q.

No other changes have been made to the Form 10-Q.  This Amendment does not reflect events that have occurred after the August 3, 2011 filing date of the Form 10-Q, or modify or update the disclosures presented therein, except to reflect the amendment described above.

PART II

OTHER INFORMATION

ITEM 6.

EXHIBITS

The list of exhibits required to be filed as exhibits to this Report is listed under the “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA FLEX, INC.
(Registrant)

Date: September 2, 2011	By: /S/ Paul J. Kane______________
Paul J. Kane
Vice President – Finance
and Chief Financial Officer

Item 6 - Exhibits

Exhibit

No.

Description

31.1*

Certification of Chief Executive Officer of Omega Flex, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*

Certification of Chief Financial Officer of Omega Flex, Inc. pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*

Certification of Chief Executive Officer and Chief Financial Officer of Omega Flex, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**

XBRL Instance Document.

101.SCH**

XBRL Taxonomy Extension Schema Document.

101.CAL**

XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**

XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**

XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**

XBRL Taxonomy Extension Presentation Linkbase Document

*

Previously filed.

**

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1033, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.