Form 10-Q
period 2011-09-30
Omega Flex, Inc.
filed 2011-11-03
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2011

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

The number of shares of the registrant’s common stock issued and outstanding as of September 30, 2011 was 10,091,822.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1 – Financial Statements

Condensed consolidated balance sheets at September 30, 2011 (unaudited)
and December 31, 2010 (unaudited)	3

Condensed consolidated statements of income for the
three-months ended September 30, 2011 and 2010 (unaudited) and the nine-months ended September 30, 2011 and 2010 (unaudited)	4

Condensed consolidated statements of cash flows for the
nine-months ended September 30, 2011 and 2010 (unaudited)	5

Notes to the condensed consolidated financial statements (unaudited)	6

Item 2- Management's Discussion and Analysis of Financial Condition
and Results of Operations	14

Item 3 – Quantitative and Qualitative Information About Market Risks	24

Item 4 – Controls and Procedures	24

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	25

Item 4 – Submission of Matter to a Vote of the Security Holders	25

Item 6 - Exhibits	26

SIGNATURE	27

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(unaudited)

	September 30,	December 31,
	2011	2010

	(Dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$1,362	$2,209
Accounts Receivable - less allowances of
$614 and $644, respectively	8,787	7,314
Inventories-Net	6,209	6,016
Deferred Taxes	630	859
Other Current Assets	1,739	644

Total Current Assets	18,727	17,042

Property and Equipment - Net	5,395	5,784
Goodwill-Net	3,526	3,526
Other Long Term Assets	1,496	706

Total Assets	$29,144	$27,058

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$952	$856
Accrued Compensation	1,010	1,433
Accrued Commissions and Sales Incentives	1,744	2,410
Taxes Payable	-	215
Other Liabilities	2,309	1,769

Total Current Liabilities	6,015	6,683

Deferred Taxes	997	1,217
Other Long Term Liabilities	911	892

Total Liabilities	7,923	8,792

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 Share: authorized 20,000,000 Shares: 10,153,633 shares issued and 10,091,822 outstanding at September 30, 2011 and December 31, 2010, respectively	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	10,808	10,808
Retained Earnings	10,689	7,750
Accumulated Other Comprehensive Loss	(490)	(519)
Total Omega Flex, Inc. Shareholders’ Equity	21,108	18,140
Noncontrolling Interest	113	126

Total Shareholders’ Equity	21,221	18,266

Total Liabilities and Shareholders’ Equity	$29,144	$27,058

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three-months ended		For the nine-months ended
	September 30,		September 30,
	2011	2010	2011	2010
(Amounts in thousands, except earnings per Common Share)
Net Sales	$13,690	$11,648	$38,575	$34,054

Cost of Goods Sold	6,734	5,926	18,848	16,375

Gross Profit	6,956	5,722	19,727	17,679

Selling Expense	2,777	2,148	7,825	6,500
General and Administrative Expense	2,197	1,913	5,618	5,460
Engineering Expense	618	474	1,854	1,705

Operating Profit	1,364	1,187	4,430	4,014

Interest Income (Expense), Net	1	1	7	(32)
Other Income (Expense), Net	(12)	25	40	15

Income Before Income Taxes	1,353	1,213	4,477	3,997

Income Tax Expense	399	373	1,552	1,436

Net Income	954	840	2,925	2,561
Less: Net Loss attributable to the Noncontrolling Interest, Net of Tax	1	3	14	19

Net Income attributable to Omega Flex, Inc.	$955	$ 843	$2,939	$2,580

Basic Earnings per Common Share:
Earnings per Share	$0.09	$0.08	$0.29	$0.26

Basic Weighted-Average Shares Outstanding	10,092	10,092	10,092	10,092

Diluted Earnings per Common Share:
Earnings per Share	$0.09	$0.08	$0.29	$0.26

Diluted Weighted-Average Shares Outstanding	10,092	10,092	10,092	10,092

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine-months ended
	September 30,
	2011	2010
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net Income	$2,925	$2,561
Adjustments to Reconcile Net Income to
Net Cash (Used In) Provided By Operating Activities:
Non-Cash Compensation Expense	28	43
Depreciation and Amortization	482	468
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	(32)	133
Changes in Assets and Liabilities:
Accounts Receivable	(1,483)	(427)
Inventory	(182)	(84)
Accounts Payable	135	194
Accrued Compensation	(419)	404
Accrued Commissions and Sales Incentives	(664)	270
Other Liabilities	100	(563)
Other Assets	(1,659)	(491)
Net Cash (Used In) Provided by Operating Activities	(769)	2,508

Cash Flows from Investing Activities:
Capital Expenditures	(85)	(75)
Net Cash Used in Investing Activities	(85)	(75)

Cash Flows from Financing Activities:
Principal repayments on Line of Credit, Net	-	(3,353)
Net Cash Used in Financing Activities	-	(3,353)

Net Decrease in Cash and Cash Equivalents	(854)	(920)
Translation effect on cash	7	(6)
Cash and Cash Equivalents – Beginning of Period	2,209	1,881

Cash and Cash Equivalents – End of Period	$1,362	$ 955

Supplemental Disclosure of Cash Flow Information

Cash paid for Income Taxes	$2,301	$2,204

Cash paid for Interest	$ -	$ 197

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

 OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”).  The Company’s unaudited  condensed consolidated financial statements for the quarter ended September 30, 2011 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), and with the instructions of Form 10-Q and Article 10 of Regulation S-X.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K).  All material inter-company accounts and transactions have been eliminated in consolidation.  It is Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature or a description is provided for any adjustments that are not of a normal recurring nature.

Description of Business

The Company is a leading manufacturer of flexible metal hose, which is used in a variety of applications to carry gases and liquids within their particular applications.  These applications include carrying liquefied gases in certain processing applications, fuel gases within residential and commercial buildings and vibration absorbers in high vibration applications.  In addition, our flexible metal piping is used to carry other types of gases or fluids in a number of industrial applications where the customer requires a degree of flexibility, an ability to carry corrosive compounds or mixtures, a double containment system, or piping to carry gases or fluids at very high or very low (cryogenic) temperatures.

The Company manufactures flexible metal hose at its facility in Exton, Pennsylvania, with a minor amount of manufacturing performed in the United Kingdom.  The Company sells its product through distributors, wholesalers and to original equipment manufacturers (“OEMs”) throughout North America, and in certain European markets.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition and related sales incentives, accounts receivable valuations, inventory valuations, goodwill valuation, product liability reserve and accounting for income taxes.  Actual amounts could differ significantly from these estimates.

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

Delivery has occurred or services rendered.

The sales price to the customer is fixed or determinable.

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

Income Taxes

The Company accounts for taxes in accordance with the FASB ASC Topic 740 Income Taxes.  Under this method the Company records income tax expense and the related deferred taxes and tax benefits.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period in which the rate is enacted.  A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain.  No valuation reserve was deemed necessary through September, 30 2011 or in 2010.  Also, in accordance with FASB ASC Topic 740 (formerly FIN 48), the Company had reserves on the books for uncertainties in tax positions of $286,000 at September 30, 2011, and $276,000 at December 31, 2010.  These reserves are reviewed each quarter.

Other Comprehensive Loss

For the quarter ended September 30, 2011 and 2010, respectively, the sole component of Other Comprehensive Loss was a foreign currency translation adjustment.

3. INVENTORIES

Inventories, net of reserves consisted of the following:

	September 30,	December 31,
	2011	2010
	(dollars in thousands)

Finished Goods	$4,318	$4,297
Raw Materials	1,891	1,719

Total Inventory	$6,209	$6,016

4. LINE OF CREDIT

On December 30, 2010, the Company agreed to a new Revolving Line of Credit Note and Loan Agreement with Sovereign Bank, NA (“Sovereign”).  The Company established a line of credit facility in the maximum amount of $10,000,000, maturing on December 31, 2014, with funds available for working capital purposes and other cash needs.  The loan is collateralized by all of the Company’s tangible and intangible assets.  The loan agreement provides for the payment of any borrowings under the agreement at an interest rate range of either LIBOR plus 1.75% to plus 2.75% (for borrowings with a fixed term of 30, 60, or 90 days), or, Prime less 0.50% to plus 0.50% (for borrowings with no fixed term other than the December 31, 2014 maturity date), depending upon the Company’s then existing financial ratios.  At September 30, 2011, the Company’s ratio would allow for the most favorable rate under the agreement’s range, which would be a rate of 2.17% (LIBOR plus 1.75%).  The Company is required to pay an annual commitment fee for the access to the funds, and is also obligated to pay a “Line Fee” ranging from 17.5 to 35.0 basis points of the average unused balance on a quarterly basis, depending again upon the Company’s then existing financial ratios.  The Company may terminate the line at any time during the four year term, as long as there are no amounts outstanding.

As of September 30, 2011, and December 31, 2010, respectively, the Company had no outstanding borrowings on its line of credit.

As of September 30, 2011 and December 31, 2010, the Company was in compliance with all debt covenants.

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

The Company has salary continuation agreements with two employees, which provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death.  The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65.  The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination.  The net present value of the retirement payments is $459,000 at September 30, 2011, of which $447,000 is included in Other Long Term Liabilities, and the remaining current portion of $12,000 is included in other liabilities, as one of the employees retired at the end of 2010 and is now receiving payments.

The December 31, 2010 liability of $407,000, had $395,000 reported in Other Long Term Liabilities, and a current portion of $12,000 in Other Liabilities.

The Company has obtained and is the beneficiary of three whole life insurance policies with respect to the two employees discussed above, and one other policy.  The cash surrender value of such policies (included in Other Long Term Assets) amounts to $728,000 at September 30, 2011 and $706,000 at December 31, 2010.

Contingencies:

The Company’s general liability insurance policies are subject to deductibles or retentions, ranging from $25,000 to $250,000 per claim, (depending on the terms of the policy and the applicable policy year) up to an aggregate amount.  The Company is insured on a ‘first dollar’ basis for workers’ compensation subject to statutory limits.

In the ordinary and normal conduct of our business, the Company is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”).  There has been an increase in the frequency of those Claims over the past two years relating to product liability.  The Company does not believe that the Claims have legal merit, and is therefore vigorously defending against those Claims.  The Company has in place commercial general liability insurance policies that cover the Claims, including those alleging damages as a result of product defects.  Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. It is possible that the results of operations or liquidity and capital resources of the Company could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such lawsuits, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation and, accordingly, no provision for any liability (except for accrued legal costs for services and claim settlements previously rendered) has been made in the condensed consolidated financial statements. Those liabilities were estimated to be $359,000 and $309,000, at September 30, 2011 and December 31, 2010, respectively, and are included in Other Liabilities.

Warranty Commitments:

Gas transmission products such as those made by the Company carry potentially serious personal injury risks in the event of failures in the field.  As a result, the Company performs extensive internal testing and other quality control procedures.  Historically, due to the extensive nature of these quality controls the Company has not had a meaningful warranty claim rate, and the warranty expense is de minimis. Accordingly, the Company does not maintain a warranty reserve beyond a nominal amount.

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

The Units are granted to participants upon the recommendation of the Company’s CEO, and the approval of the compensation committee.  Each of the Units that are granted to a participant will be initially valued by the compensation committee, and at a minimum, the Unit’s value will be equal to the closing price of the Company’s common stock on the grant date.  The Units follow a vesting schedule, with a maximum vesting of 3 years after the grant date.  Upon vesting, the Units represent a contractual right of payment for the value of the Unit.  The Units will be paid on their maturity date, one year after all of the Units granted in a particular award have fully vested, unless an acceptable event occurs under the terms of the Plan prior to one year, which would allow for earlier payment.  The amount to be paid to the participant on the maturity date is dependent on the type of Unit granted to the participant.

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

In certain circumstances, the Units may be immediately vested upon the participant’s death or disability.  All Units granted to a participant are forfeited if the participant is terminated from his relationship with the Company or its subsidiary for “cause,” which is defined under the Plan.  If a participant’s employment or relationship with the Company is terminated for reasons other than for “cause,” then any vested Units will be paid to the participant upon termination.  However, Units granted to certain “specified employees” as defined in Section 409A of the Internal Revenue Code will be paid approximately 181 days after termination.

Grants of Phantom Stock Units.  As of December 31, 2010, the Company had 15,555 unvested units outstanding, all of which were granted at Full Value.  On March 3, 2011, the Company granted an additional 8,100 Full Value Units with a fair value of $10.55 per unit on grant date, using historical volatility. In all cases, the grant price was equal to the closing price of the Company’s common stock at the grant date. In March 2011, the Company paid $40,000 for the 2,724 fully vested and matured units that were granted on March 5, 2007.

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

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience.  Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense as of September 30, 2011.

The total Phantom Stock related liability as of September 30, 2011 was $253,000 of which $76,000 is included in other liabilities, as it is expected to be paid in March 2012, and the balance of $177,000 is included in other long term liabilities.

In accordance with FASB ASC Topic 718 Stock Compensation, the Company recorded compensation expense of approximately $28,000 and $43,000 related to the Phantom Stock Plan for the nine months ended September 30, 2011 and 2010, respectively.  For the three months ended September 30, 2011 and 2010, the expense was $15,000 and $19,000, respectively.

The following table summarizes information about the Company’s nonvested phantom stock Units at September 30, 2011:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2010	15,555	$11.01
Granted	8,100	$10.55
Vested	(7,274)	($11.92)
Forfeited	(---)	($---)
Canceled	(---)	($---)

Nonvested at September 30, 2011	16,381	$10.38

Phantom Stock Unit Awards Expected to Vest	16,381	$10.38

The total unrecognized compensation costs calculated at September 30, 2011 are $131,000 which will be recognized through March of 2014.  The Company will recognize the related expense over the weighted average period of 1.70 years.

7.  NONCONTROLLING INTERESTS

The Company owns 100% of all subsidiaries, except for its UK subsidiary Omega Flex, Limited, of which it owns 95%.  A non-controlling interest owns the other 5%, and held a value of $126,000 at December 31, 2010.  The total equity of the Company including the non-controlling interest was $18,266,000 at December 31, 2010.

For the nine months ended September 30, 2011, the operations of Omega Flex, Limited generated a loss.  The non-controlling interest’s portion of the loss was $14,000.

The non-controlling interest must also recognize its share of any currency translation adjustment, since the subsidiary’s functional currency is British Pounds, and the local books are translated into US Dollars for consolidation purposes.  The non-controlling interest’s share of foreign exchange gain was $1,000 as of September 30, 2011.

At September 30, 2011, after considering the components above, the balance of the non-controlling interest was $113,000.

8. SHAREHOLDERS’ EQUITY

As of September 30, 2011 and December 31, 2010, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share.  For both periods, the number of shares issued was 10,153,633, and the total number of outstanding shares was 10,091,822, with the 61,811 variance representing shares held in Treasury.

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

The Company’s business is managed as a single operating segment that consists of the manufacture and sale of flexible metal hose and accessories.  The Company’s products are concentrated in residential and commercial construction, and general industrial markets. The Company’s primary product, flexible gas piping, is used for gas piping within residential and commercial buildings.  Through its flexibility and ease of use with patented fittings distributed under the trademark AutoFlare®, TracPipe® and TracPipe® CounterStrike® flexible gas piping allows users to substantially cut the time required to install gas piping, as compared to traditional methods.  Most of the Company’s products are manufactured at the Company’s Exton, Pennsylvania facility with a minor amount of manufacturing performed in the UK.  A majority of the Company’s sales across all industries are generated through independent outside sales organizations such as sales representatives, wholesalers and distributors, or a combination of both.  The Company has a broad distribution network in North America and to a lesser extent in other global markets.

CHANGES IN FINANCIAL CONDITION

Cash and cash equivalents were $1,362,000 at September 30, 2011, compared to $2,209,000 at December 31, 2010, a decrease of $847,000.  Consistent with past years, the Company had significant payments during the first half of the year for accrued selling related incentives, income taxes and incentive compensation earned during the prior fiscal year, which typically deplete cash during that period. The Company usually starts to build cash during the last half of the year, however, due to insurance premium payments of $1,515,000 for standard current coverage, as well as additional premiums relating to long-term coverage, the cash balance was again below the previous year end amount.

Accounts Receivable at September 30, 2011 was $8,787,000, and was $7,314,000 at December 31, 2010, which represents an increase of $1,473,000.  The majority of this increase is consistent with sales growth in the latter half of our current quarter.  The Company is not aware of any significant collectability issues, and accounts receivable aging over 90 days have diminished, which allowed for a reduction in the Company’s receivable related reserves.

Other Current Assets and Other Long Term Assets have increased by $1,095,000 and $790,000, respectively.  As noted above in the Cash discussion, the Company has paid the majority of its standard annual insurance premiums during the third quarter, consistent with prior years, and also paid for long-term insurance coverage, which is a new strategy.  Additionally, the Company has prepaid tax payments recorded here under Other Current Assets at September 30, 2011, versus a $215,000 liability that existed at December 31, 2010.

Accrued Compensation has decreased $423,000 as a result of the annual first quarter scheduled compensation payment less the 2011 year-to-date accrual.

Accrued Commissions and Sales Incentives decreased $666,000, starting at $2,410,000 at December 31, 2010, and going to $1,744,000 at September 30, 2011.  The decrease mostly pertained to the payment of annual sales incentive programs earned in 2010 and paid in 2011, offset partially by the recording of the new 2011 program obligations.  In general, the promotional incentive programs in 2011 have decreased obligations in comparison to the prior year.  The products with the most significant incentive programs have not recognized sales increases to the magnitude of those demonstrated by the Company in total, and therefore, customers are not hitting sales growth tiers equal to or greater than in 2010.

Other Accrued Liabilities were $2,309,000 at September 30, 2011, compared to $1,769,000 at December 31, 2010.  The $540,000 increase is primarily associated with increases in general legal and product liability costs.  The Company is vigorously defending numerous claims of which it is a defendant, and is also the plaintiff in a case to recover insurance damages.  These cases are more fully disclosed in the Commitments and Contingencies Note 6, as well as in Part II, Item I, under the caption “Legal Proceedings”.

RESULTS OF OPERATIONS

Three-months ended September 30, 2011 vs. September 30, 2010

The Company reported comparative results from continuing operations for the three-month period ended September 30, 2011 and 2010 as follows:

	Three-months ended September 30, (in thousands)

	2011	2011	2010	2010
	($000)%		($000)%
Net Sales	$13,690	100.0%	$11,648	100.0%
Gross Profit	$ 6,956	50.8%	$ 5,722	49.1%
Operating Profit	$ 1,364	10.0%	$ 1,187	10.2%

The Company’s sales increased $2,042,000 (17.5%), moving from $11,648,000 to $13,690,000 for the three-month periods ended September 30, 2010 and 2011, respectively.

The Company recently transitioned all of its standard CSST sales in the United States to TracPipe® CounterStrike®, an enhanced flexible gas piping product that provides an extra measure of safety against the unlikely event of lightning.  Sales for TracPipe® CounterStike® have grown significantly over last year, and additionally, the Company has experienced an expansion of sales relative to emerging products such as DoubleTrac®.  The Company has also seen improvements in revenue overseas mostly in the United Kingdom, and in its varied Industrial related metal hose products.  Altogether, revenues for the third quarter seem to indicate a growing appreciation for the benefits and unique features of the Company’s products. Overall, unit volume for the quarter was up approximately 9% compared to the prior year quarter.  Sales were further enhanced by increases to the selling prices of numerous products, which were required to combat the rising price of the Company’s core raw materials. A reduction in marketing incentives during the quarter also helped to elevate net sales.

The Company’s gross profit margins have increased from 49.1% to 50.8% for the three-month period ended September 30, 2010 and 2011, respectively. There was an increase in cost for numerous commodity type metals, such as nickel, which adversely impacts the price of stainless steel, a key raw material used in the manufacturing of many of the Company’s flexible metal hoses, and copper, a key component of brass, which is used in the Company’s patented fittings.  These additional costs have however been more than offset by selling price actions initiated by the Company, manufacturing efficiencies, and the impact of higher production absorbing more overhead.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight.  Selling expense was $2,148,000 and $2,777,000 for the three-months ended September 30, 2010 and 2011, respectively, representing an increase of $629,000.  The most significant increase was noted in advertising, which went up $193,000, largely focused on proprietary products such as TracPipe® CounterStike®.  There was also an increase during the quarter to staffing expenses, designed to expand sales markets.

Commissions and Freight increased largely in pace with sales volume.  Sales expense has increased as a percentage of sales, going from 18.4% for the three-months ended September 30, 2010 to 20.3% for the three-months ended September 30, 2011.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services.  General and administrative expenses were $1,913,000 and $2,197,000 for the three-months ended September 30, 2010 and 2011, respectively.  The change of $284,000 between periods was largely the result of two opposing items.  Product liability expenses increased $372,000, while staffing related costs decreased $201,000.  The remaining variance relates to various insignificant increases in expenses.  As a percentage of sales, general and administrative expenses decreased from 16.4% for the three months ended September 30, 2010 to 16.0% for the three months ended September 30, 2011.

Engineering Expense.  Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs.  Engineering expenses increased $144,000.  They were $474,000 and $618,000 for the three months ended September 30, 2010 and 2011, respectively.  Engineering expenses as a percentage of sales were 4.1% for the three months ended September 30, 2010 and 4.5% for the three months ended September 30, 2011.

Operating Profits.  Reflecting all of the factors mentioned above, Operating Profit increased by $177,000 (14.9%) from a profit of $1,187,000 in the three-month period ended September 30, 2010 to a profit of $1,364,000 in the three-month period ended September 30, 2011.

Interest Income (Expense)-Net.  Interest income in the period ended September 30, 2010 includes interest earned at 6% on the note receivable from Mestek, the Company’s former parent, which was issued in June 2009, and repaid in October of 2010, in addition to income earned on short-term investments.  Interest expense was recorded at 4% on the Sovereign line of credit loan balance outstanding, which was established in December 2009, and paid in full by the end of November 2010.  Interest in 2011 strictly relates to interest income earned on short-term investments.  There was no change compared to the third quarter of last year.

Other Income (Expense)-Net.  Other Income (Expense)-net primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our U.K. subsidiary.

Income Tax Expense.  The Company’s effective tax rate in 2011 approximates the 2010 rate and does not differ materially from expected statutory rates.

Nine-months ended September 30, 2011 vs. September 30, 2010

The Company reported comparative results from continuing operations for the nine-month period ended September 30, 2011 and 2010 as follows:

	Nine-months ended September 30, (in thousands)

	2011	2011	2010	2010
	($000)%		($000)%
Net Sales	$38,575	100.0%	$34,054	100.0%
Gross Profit	$19,727	51.1%	$17,679	51.9%
Operating Profit	$ 4,430	11.5%	$ 4,014	11.8%

The Company’s sales increased $4,521,000 (13.3%) from $34,054,000 in the nine-month period ended September 30, 2010 as compared to $38,575,000 in the nine-month period September 30, 2011.

 Revenue for the nine-months ended September 30, 2011 reflects the market’s support of the Company’s proprietary products and conviction to innovation and safety, as indicated by the strong sales of TracPipe® CounterStrike® over the prior year.  TracPipe® CounterStrike® is the only CSST product on the market that has been listed by independent evaluation agencies for resistance to damage from lightning, seismic events (earthquakes), and flame/smoke spread. Additionally, the Company has noticed improvements in its international revenues mostly associated with its United Kingdom subsidiary, and within its varied Industrial related metal hose products, including emerging products such as DoubleTrac®.  For the Company as a whole, unit volume for the current year increased approximately 6% compared to the prior year.  There were also increases to the selling prices of numerous products, which were required to overcome the rising price of the Company’s core raw materials. A reduction in marketing incentives during the year also helped to increase net sales.

The Company’s gross profit margins dipped from 51.9% in the nine-month period ended September 30, 2010 to 51.1% in the nine-month period ended September 30, 2011.  The slight change is mostly due to cost increases in numerous commodity type metals including nickel and copper, which adversely impact the price of the Company’s component material costs, such as stainless steel and brass fittings.  Selling price increases were implemented as noted above, but were not sufficient enough to offset the higher material costs in their entirety, due to the competiveness of the market place.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight.  Selling expenses were $6,500,000 and $7,825,000 for the nine-months ended September 30, 2010 and 2011, respectively, increasing $1,325,000.  Approximately $365,000 of the increase was attributable to staffing expenses, designed to expand sales markets and marketing expertise.  In addition, the Company increased its advertising spending by $359,000, with a focus on the many benefits of the Company’s various proprietary products, such as TracPipe® CounterStrike®.  To a lesser extent, expenses related to trade shows, travel, and consulting have also grown.  Sales expense as a percentage of sales increased from 19.1% for the nine-months ended September 30, 2010 to 20.3% for the nine-months ended September 30, 2011.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services.  General and administrative expenses were $5,460,000 and $5,618,000 for the nine-months ended September, 2010 and 2011, respectively.  The $158,000 increase was mainly the result of two larger contrasting variances.  Staffing related expenses have decreased $646,000, primarily associated with incentive compensation which had a higher projected payout rate in 2010 as compared to 2011.  In contrast, an increase was experienced in product liability costs of $722,000.  Although there was an increase in general and administrative expense costs, as a percentage of sales, those costs have decreased from 16.0% for the nine-months ended September 30, 2010 to 14.6% for the nine-months ended September 30, 2011.

Engineering Expense.  Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs.  Engineering expenses were $1,705,000 and $1,854,000 for the nine-months ended September 30, 2010 and 2011 respectively.  For the same periods, engineering expenses were 5.0% and 4.8% as a percent of sales, respectively.

Operating Profits.  Reflecting all of the factors mentioned above, Operating Profit increased $416,000 (10.4%) from a profit of $4,014,000 in the nine-month period ended September 30, 2010 to a profit of $4,430,000 in the nine-month period ended September 30, 2011.

Interest Income (Expense)-Net.  Interest income in the period ended September 30, 2010 includes interest earned at 6% on the note receivable from Mestek, the Company’s former parent, which was issued in September 2009, and repaid in October of 2010, in addition to income earned on short-term investments.  Interest expense was recorded at 4% on the Sovereign line of credit loan balance outstanding, which was established in December 2009, and paid in full by the end of November 2010.  Interest in 2011 strictly relates to interest income earned on short-term investments.  There was a net increase in interest income from last year of $39,000.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition and related sales incentives, accounts receivable valuations, inventory valuations, goodwill valuation, product liability reserve and accounting for income taxes.  Actual amounts could differ significantly from these estimates.

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

Delivery has occurred or services rendered.

The sales price to the customer is fixed or determinable.

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

Goodwill and Intangible Assets

In accordance with FASB ASC Topic 350 Intangibles – Goodwill.  The Company performed an annual impairment test in accordance with this guidance as of December 31, 2010.  This analysis did not indicate any impairment of goodwill.  There are no circumstances that indicate that Goodwill might be impaired at September 30, 2011.

Product Liability Reserves

Product liability reserves represent the unpaid amounts under the Company’s insurance policies with respect to Claims that have been resolved.  The Company uses the most current available data to estimate claims.  As explained more fully under Contingencies, for various product liability claims covered under the Company’s general liability insurance policies, the Company must pay certain defense costs within its deductible or self-insured retention limits, ranging from $25,000 to $250,000, depending on the terms of the policy in the applicable policy year, up to an aggregate amount.  The Company is vigorously defending against all known claims.

Accounting for Income Taxes

The Company accounts for federal tax liabilities in accordance with ASC Topic 740, Income Taxes.  Under this method the Company recorded tax expense and related deferred taxes and tax benefits.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain.  No valuation allowance was deemed necessary at December 31, 2010 or at September 30, 2011.  Also, in accordance with FASB ASC Topic 740, the Company had reserves on the books for uncertainties in tax positions of $286,000 at September 30, 2011, and $276,000 at December 31, 2010.  These reserves are reviewed each quarter.

LIQUIDITY AND CAPITAL RESOURCES

Nine-Months ended September 30, 2011

The Company’s cash balance at September 30, 2011 was $1,362,000 compared to $2,209,000 at December 31, 2010, which represents a decrease of $847,000 between periods.

Operating Activities

The company’s cash from operations was a decrease of $769,000 during the first nine months of 2011, versus an increase of $2,508,000 during the same period in 2010, a change of $3,277,000.  The more notable uses of cash were associated with accounts receivable, accrued compensation, accrued commissions and sales incentives, and other assets.  These items are described below.

Cash related to accounts receivable is unfavorable by $1,056,000 compared to last year.  At September, sales for the preceding two months for 2011 were substantially stronger than in the same period of 2010.  The collection of a majority of that cash however had yet to be realized.  The overall disparity in cash is considered to be timing related and is expected to flow through in the coming months.  There has been no discernible deterioration to the Company’s customer base or customer liquidity, as it is tracked on a regular basis.  Also, accounts over 90 days old have diminished, a sign of healthy receivables.

Accrued commissions and sales incentives required $934,000 more cash.  This was largely due to the increase in sales in 2010 over 2009, thus allowing more customers to reach growth tiers and earn higher rebates, which were paid out during of 2011.

Accrued compensation has also changed unfavorably by $823,000, as this was being estimated and accrued at a much higher rate during the first nine months of 2010.

Cash has also been used at a higher level in Other Assets.  A change of $1,168,000 compared to last year is primarily related to higher insurance premiums for 5-Year product liability coverage.  In the past the Company only had premiums related to a twelve or thirteen month period, and the cost was not as significant.

Investing Activities

Cash used in investing activities for the first nine months of 2011 was $85,000, compared with $75,000 used in the first nine months of 2010, all of which was related to a capital spending.

Financing

There was only cash used in financing activities relative to 2010 in the amount of $3,353,000, which was the result of available cash being applied to the outstanding line of credit.

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

Item 4 – Controls And Procedures

(a)

Evaluation of Disclosure Controls and Procedures.

At the end of the fiscal third quarter of 2011, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures.  The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission.  The Company’s management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

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

In 2007, the Company instituted a legal complaint against a former insurer, seeking reimbursement of amounts paid in defense of a class action litigation, as well as supplementary payments made in connection with the class action.  After an adverse ruling at the trial court level, the Company appealed the ruling, and in January 2011, the appeals court found in the Company’s favor, reversing the trial court decision and establishing the insurer’s legal obligation to reimburse the Company for the defense costs.  The case will be remanded to the trial court for further proceedings and determination of the amount payable to the company, which the Company estimates to be in excess of $3,000,000, together with attorneys’ fees incurred in establishing the insurer’s defense obligations.  The litigation has not been fully resolved and while the Company believes they will ultimately prevail, further developments in the case could reduce or eliminate any potential recoveries.

Item 4 – Submission of Matter to a Vote of the Security Holders

No matters were submitted to the security holders of the Company for a vote during the third quarter of 2011.

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

OMEGA FLEX, INC.
(Registrant)

Date: November 3rd, 2011	By: /S/ Paul J. Kane______________
Paul J. Kane
Vice President – Finance
and Chief Financial Officer