Form 10-Q/A
period 2011-09-30
Omega Flex, Inc.
filed 2011-11-04
CIK 1317945

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

Explanatory Note

On November 3, 2011, Omega Flex, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the nine-month period ended September 30, 2011 (the “Initial Form 10-Q”). The exhibits  to the Initial Form 10-Q did not contain the Company’s Extensible Business Reporting Language (XBRL) materials for the nine-month period ended September 30, 2011 due to technical issues in transmission.   This Quarterly Report on Form 10-Q/A (the “Form 10-Q/A”) amends Item 6, “Exhibits,” specifically by including Exhibit 101 containing the Company’s XBRL materials for the nine-month period ended September 30, 2011.

No other changes have been made to the Form 10-Q.  This Amendment does not reflect events that have occurred after the November 3, 2011 filing date of the Form 10-Q, or modify or update the disclosures presented therein, except to reflect the amendment described above.

PART II

OTHER INFORMATION

ITEM 6.

EXHIBITS

The list of exhibits required to be filed as exhibits to this Report is listed under the “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA FLEX, INC.
(Registrant)

Date: November 4th, 2011	By: /S/ Paul J. Kane______________
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