Form 10-K
period 2011-12-31
Omega Flex, Inc.
filed 2012-03-16
CIK 1317945

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes [  ]

No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ]

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

Yes [  ]

No [X]

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2011, the last business day of the most recently completed second quarter of 2011 was $44,935,957.

The number of shares of common stock outstanding as of March 1, 2012 was 10,091,822.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated by reference from the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A) for the 2012 annual meeting of shareholders to be held on June 6, 2012.

INDEX

Pages of
this report

Report of Independent Registered Public Accounting Firm	Page 21

Financial Statements:

(a)(1) Consolidated Balance Sheets as of December 31, 2011 and 2010	Page 22

Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010	Page 23

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2011 and 2010	Page 24

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010	Page 25

Notes to the Consolidated Financial Statements	Pages 26 through 36

(a)(2) Financial Statement Schedules

No other financial statement schedules are required by Regulation S-X.

(a)(3)

Exhibits

The Exhibit Index is set forth on Pages 41 and 42.  No annual report to security holders as of December 31, 2011 has been sent to security holders and no proxy statement, form of proxy or other proxy soliciting material has been sent by the registrant to more than ten of the registrant’s security holders with respect to any annual or other meeting of security holders held or to be held in 2012. Such annual report to security holders, proxy statement or form of proxy will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

PART I

Item 1 - BUSINESS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K that are not historical facts -- but rather reflect our current expectations concerning future results and events -- constitute forward-looking statements. The words “believes,” “expects,” “intends,” “plans,” “anticipates,” “intend,” “estimate,” “potential,” “continue,” “hopes,” “likely,” “will,” and similar expressions, or the negative of these terms, identify such forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements of Omega Flex, Inc., or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

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

The major market categories for flexible metallic hose include (1) automotive, (2) aerospace, (3) residential and commercial construction, and (4) general industrial. Omega Flex participates in the latter two markets for flexible metallic hose.  The major use of corrugated stainless steel tubing (CSST) in the residential and commercial construction markets is primarily for flexible gas piping and gas appliance connectors and secondarily as pump connectors and seismic loops to isolate vibration in mechanical piping systems in commercial buildings.  With the growth of green building technologies, there is an increased interest in the use of corrugated stainless steel tubing for use in solar heated domestic hot water systems.  The general industrial market includes all of the processing industries, the most important of which include primary steel, petrochemical, pharmaceutical, and specialty applications for transfer of fluids at both extremely low and high temperatures, (such as the conveying of cryogenic liquids) and a highly fragmented OEM market, as well as the maintenance and repair market.

None of our competitors appear to be dominant in more than one market.  We are a leading supplier of flexible metal hose in each of the markets in which we participate.  Our assessment of our overall competitive position is based on several factors.  The flexible gas piping market in the U.S. is currently concentrated in the residential housing market.  Based on the reports issued by the national trade groups on housing construction, the level of acceptance of flexible gas piping in the construction market, and the average usage of flexible gas piping in a residential building, we are able to estimate with a reasonable level of accuracy the size of the total gas piping market.  In addition, the Company is a member of an industry trade group, which compiles and distributes sales statistics for its members relative to flexible gas piping. Based on our sales and the statistics described above, the Company can estimate its position within that market.  For other applications, industry trade groups collect and report on the size of the relevant market, and we can estimate our percentage of the relevant market based on our sales as compared to the market as a whole.  Furthermore, the customer base for the products that we sell is widely known, as is the identity of the manufacturers aligned with those customers, which again allows the Company to extract information that can reasonably estimate its market position, and that of the competition.  Lastly, the term “leading” implies a host of factors other than sales volume and market share position. It includes the range and capability of the product line, history of product development and new product launches, all of which information is in the public domain. Based on all of this information, the Company is reasonably confident that it is indeed the leader in at least one of the major market segments in which it participates.

Development of Business

The Company was incorporated in 1976 under the name of Tofle America, Inc. as the subsidiary of a Japanese manufacturer of flexible metal hose. For a number of years, we were a manufacturer of flexible metal hose that was sold primarily to customers using the hose for incorporation into finished assemblies for industrial applications.  We later changed our name to Omega Flex, Inc., and in 1996, we were acquired by Mestek, Inc. (Mestek).

In 1997, we introduced our first new product – TracPipe® corrugated stainless steel tubing for use in carrying fuel gas within residential, commercial and industrial buildings. Our growth since 1997 has been primarily as a result of the growth in the use and acceptance of CSST as an alternative to the traditional black iron pipe throughout the construction industry, and through the development of our AutoFlare® patented fittings and accessories to the CSST that differentiates our systems from those of our competitors.  In 2004, we introduced a brand of CSST under the registered trademark CounterStrike® that was designed to be more resistant to damage caused by transient arcing of electrical energy.  This product and technology would later become our flagship.

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

In 2007, we introduced a new version of the CounterStrike®   CSST discussed above, that was even more effective than the original version.  After years of success in the marketplace, the Company made the decision to go forward exclusively with CounterStrike® for all CSST needs within the United States during 2011.

Overview of Current Business

Products

The Company has had the most success within the residential construction industry where our TracPipe® and CounterStrike® flexible gas piping have enjoyed wide acceptance due to their reliability and durability.  Within that industry, the flexible gas piping products that we offer and similar products offered by our competitors have sought to overcome the use of black iron pipe that has traditionally been used by the construction industry in the United States and Canada for the piping of fuel gases within a building.  Prior to the introduction of the first CSST system in 1989, nearly all construction in the United States and Canada used traditional black iron pipe for gas piping.  However, the advantages of corrugated stainless steel tubing in areas subject to high incidence and likelihood of seismic events had been first demonstrated in Japan.  In seismic testing, the CSST was shown to withstand the stresses on a piping system created by the shifting and movement of an earthquake better than rigid pipe.  The advantages of CSST over the traditional black iron pipe also include lower overall installation costs because it can be installed in long uninterrupted lines within the building.

The flexibility of the tube allows it to be bent by hand without any tools when a change in direction in the line is required.  In contrast, black iron pipe requires that each bend in the pipe have a separate fitting attached.  This requires the installer to thread the ends of the black iron pipe, apply an adhesive to the threads, and then screw on the fitting, all of which is labor intensive and costly, including testing and rework if the work is not done properly.  As a result of these advantages, the Company estimates that CSST now commands slightly over one-half of the market for fuel gas piping in new and remodeled residential construction in the United States, and the use of rigid iron pipe, and to a lesser degree copper tube, accounts for the remainder of the market.

From its introduction in 1997, TracPipe® flexible gas piping, including CounterStrike®, has grown to be our primary product line.  While other applications representing a minor portion of our business, the Company remains firmly committed to maintaining a presence in the other applications and markets for flexible metal hose because of the opportunities in those applications and because they suggest new markets and new applications.  The growth in the flexible gas piping application domestically has superseded the prior technologies represented by traditional black iron pipe or copper tube.  We plan to continue our growth through continued inroads against older technologies, in both the residential and commercial markets, in both the United States and overseas in geographic areas that have access to natural gas distribution systems.

In 2004, we introduced a new brand of flexible gas piping sold under the registered trademark “CounterStrike®”.  CounterStrike® is designed to be more resistant to damage from transient electrical arcing.  This feature is particularly desirable in areas that are subject to high levels of lightning strikes, such as the Southeast, and the Ohio Valley.  In a lightning strike, the electrical energy of the lightning can energize all metal systems and components in a building.  This electrical energy in attempting to reach ground may arc between metal systems that have different electrical resistance, and arcing can cause damage to the metal systems.  In standard CSST systems, an electrical bond between the CSST and the building’s grounding electrode would address this issue, but lightning is an extremely powerful and unpredictable force. CounterStrike® CSST is designed to be electrically conductive to disperse the energy of any electrical charge over the entire surface of the CounterStrike® line.  In 2007, we introduced a new version of CounterStrike® CSST that was tested to be even more resistant to damage from electrical arcing than the original version, and substantially more effective than standard CSST products.  As a result of its robust performance, the new version of CounterStrike® has been warmly received in the market, and thus during 2011, the Company made the decision to sell exclusively CounterStrike® within the United States.  This move demonstrated the Company’s commitment to innovation and safety, and further enhanced our leadership in the marketplace.

As noted below, our flexible metal hose is used in a wide variety of applications besides flexible gas piping.  Our involvement in these markets is important because just as the flexible gas piping applications have sprung from our expertise in manufacturing annular metal hose, other applications may also evolve from our participation in the industry.  For example, we currently have several development projects underway in various stages for several new applications, including transportation and high purity gases.  Our transportation products have been commercialized, with slow but steady sales.  Our high purity gas application is still in development.

Flexible metal hose is also used in a wide variety of industrial and processing applications where the unique characteristics of the flexible hose in terms of its flexibility, and its ability to absorb vibration and thermal expansion and contraction, has unique benefits over rigid piping.  For example, in certain pharmaceutical processing applications, the process of developing the specific pharmaceutical may require rapid freezing of various compounds through the use of liquefied gases, such as liquefied nitrogen, helium or Freon.  The use of flexible metal tubing is particularly appropriate in these types of applications.  Flexible metal hose can accommodate the thermal expansion caused by the liquefied gases carried through the hose, and the total length of the hose will not significantly vary.  In contrast, fixed or rigid metal pipe would expand and contract along its length as the liquid gases passed through it, causing stresses on the pipe junctions that would over time cause fatigue and failure.  Alternatively, within certain industrial or commercial applications using steam, either as a heat source or in the industrial process itself, the pumps used to transfer the liquid or steam within the system are subject to varying degrees of vibration.  Flexible metal hoses can be used as connections between the pump and the intake of the fluids being transferred to eliminate the vibration effects of the pumps on the piping transfer system.  In 2008, after several years of development and testing, we unveiled one of our newest products DoubleTrac® double containment piping, which is used in a variety of applications that require a double containment piping system to protect the environment.   DoubleTrac® received certification from Underwriters Laboratory, the testing and approval agency, that our product is fully compliant with UL971A, which is the product standard in the United States for metallic underground fuel piping, as well as approvals from other relevant state agencies that have more stringent testing procedures for the product.

Manufacturing

In each instance, whether the application is for corrugated stainless steel tubing for fuel gases, flexible metal hose for handling specialty chemicals or gases, flexible double containment piping, flexible piping for solar heated hot water systems, or unique industrial applications requiring ability to withstand wide variations in temperature and vibration, all of our success rests on our metal hose.  Most of our flexible metal hoses range in diameter from 1/4” to 2” while certain applications require diameters of up to 16”.  All of our smaller diameter pipe (2” inner diameter and smaller) is made by a proprietary process that is known as the rotary process. The proprietary process that we use to manufacture our annular hose is the result of a long-term development effort begun in 1995. Through continuous improvement over the years, we have developed and fine-tuned the process so that we can manufacture annular flexible metal hose on a high speed, continuous process. We believe that our own rotary process for manufacturing annular corrugated metal hose is the most cost efficient method in the industry, and that our rotary process provides us with a unique advantage in many of the industries in which we participate. As a result, we are able to provide our product on a demand basis. In 2011, we achieved a delivery performance to the scheduled ship date of approximately 95%.  The quick inventory turnover reduces our costs for in-process inventory, and further contributes to our gross margin levels.  We have also improved our productivity on a historical basis.

Raw Materials

We use various materials in the manufacture of our products, primarily stainless steel for our flexible metal hose and plastics for our jacketing material on TracPipe® and CounterStrike® flexible gas piping.  We also purchase all of our proprietary AutoFlare® brass fittings for use with the TracPipe® and CounterStrike® flexible gas piping.  Although we have multiple sources qualified for all of our major raw materials and components, we have historically used one or two sources of supply for such raw materials and components.  Our current orders for stainless steel and fittings are each placed with one or two suppliers.  If any one of these sources of supply were interrupted for any reason, then we would have to devote additional time and expense in obtaining the same volume of supply from our other qualified sources.  This potential transition, if it were to occur, could affect our operations and financial results during the period of such transition.  Commodities markets in general and nickel and copper in particular experienced upward price movement in 2011, resulting in an increase of costs to manufacture products, as nickel is a prime material in stainless steel, and copper a key component of the Company’s brass fittings.  The supply of our main raw materials appears to be stable with ample volume.  We believe that with our purchase commitments for stainless steel, polyethylene and for our proprietary fittings, that we have adequate sources of supply for these raw materials and components for 2012.  We have not had difficulty in obtaining the raw materials, component parts or finished goods from our suppliers in prior years.  We believe that an ample supply of stainless steel will continue until there is a reduction in global capacity, such as mine closures, which would then cause a constriction.  Continued volatility in the commodities marketplace and competitive conditions in the sale of our products may not allow us to pass along raw materials or component part price increases to our customers if that was the case.

Business Seasonality

The demand for our flexible piping products that are related to construction activity including TracPipe®, Counterstrike®, DoubleTrac® and SolarTrac®,  may be affected by the construction industry’s demand, which generally may slacken in the winter months of each year due to cold and inclement weather.  Accordingly, sales activity is usually higher in the spring, summer and fall.

Customers

We sell our products to customers scattered across a wide and diverse set of industries ranging from construction to pharmaceutical with approximately 5,900 customers on record.  These sales channels include sales through independent sales representatives, distributors, original equipment manufacturers, direct sales, and sales through our website on the internet.  We utilize various distribution companies in the sale of our TracPipe® and Counterstrike® flexible gas piping, and these distribution customers in the aggregate represent a material portion of our business.  In particular, the Company has one significant customer, (Customer A), whereby its various branches, represented approximately 15% of our sales in 2011 and 19% in 2010, and also accounted for approximately 17% and 21% of our accounts receivable balance at December 31, 2011 and 2010, respectively.  All of this business is done on a purchase order basis for immediate resale commitments or stocking, and there are no long-term purchase commitments.  In the event we were to lose an account, we would not expect any long-term reduction in our sales due to the broad end-user acceptance of our products.  We would anticipate that in the event of a loss of any one or more distributors, that after an initial transition period, the sale of our products would resume at or near their historical levels.  Furthermore, in the case of certain national distribution chains like Customer A and other distributors, it is possible that there would continue to be purchasing activity from one or more regional or branch distribution customers.  We sell our products within North America, primarily in the United States and Canada, and we also sell our products internationally, primarily in Europe through our manufacturing facility located in Banbury, England.  Our sales outside of North America represent approximately 11% of our total net sales, with most of the sales occurring in the United Kingdom and elsewhere in Europe.  We do not have a material portion of our long-lived assets located outside of the United States, and due to its small size, the foreign operations do not carry any additional risk from being located outside of the United States.

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

Competition

There are approximately ten manufacturers of flexible metal hose in the United States, and approximately that number in Europe and Asia.  The U. S. manufacturers include Titeflex Corporation, Ward Manufacturing, Truflex, Microflex, U. S. Hose, Hose Master, and several smaller privately held companies.  No one manufacturer, as a general rule, participates in more than two of the major market categories outlined above, with most concentrating in just one.  We estimate that we hold a number one or number two share position in the two major market categories in which we participate.  In the flexible gas piping market, the U.S. market is currently concentrated in the residential housing market.  Based on the reports issued by the national trade groups on housing construction, the level of acceptance of flexible gas piping in the construction market, and the average usage of flexible gas piping in a residential building, as well as through our sales position within that market, we are able to estimate with a high level of accuracy the size of the total gas piping market.  In addition, the Company is a member of an industry trade group, which compiles and distributes sales statistics for its members relative to flexible gas piping.  For other applications, industry trade groups collect and report on the size of the relevant market, and we can estimate our percentage of the relevant market based on our sales as compared to the market as a whole.  The larger of our two markets, the construction industry, has seen a reduction in the number of residential housing starts in 2011, as compared to the previous year.  As discussed elsewhere, black iron pipe or copper tube was historically used by all builders of commercial and residential buildings until the advent of flexible gas piping and changes in the relevant building codes.  Since that time, flexible gas piping has taken an increasing share of the total amount of fuel gas piping used in construction.

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

Intellectual Property

We have a comprehensive portfolio of intellectual property, including approximately 153 patents issued in 36 countries around the world.  The patents cover (a) the fittings used by the flexible gas piping to join the piping to a junction or assembly, (b) pre-sleeved corrugated stainless steel tubing for use in underground applications, (c) an electrically conductive jacket for flexible gas piping that we sell under the trademark CounterStrike®, and (d) a tubing containment system for our DoubleTrac® double containment piping.  Our AutoFlare® fitting is the leading fitting for use with flexible gas piping because it offers a metal-to-metal seal between the fitting and the tubing, and because of its robustness and ease of use.  The metal-to-metal contact provides for a longer lasting and more reliable seal than fittings which use gaskets or sealing compounds that can deteriorate over time.  In applications involving fuel gases in a building, the ability to maintain the seal and prevent the leaking of such gases over long periods of time is valued by our customers.  We also have received a patent for the composition of the polyethylene jacket used in our CounterStrike® flexible gas piping product, which has increased ability to dissipate electrical energy in the event of a nearby lightning strike.  The tubing containment system of our DoubleTrac® double containment piping, which is also patented in the U.S. and in other countries, allows for the monitoring and collection of any liquids that may leak from the stainless steel containment layer.  The expiration dates for the several patents covering our AutoFlare® fittings will expire between 2016 and 2020 and the Counterstrike® patent will expire in 2025.  We currently have several patent applications pending in the United States and internationally covering improvements to our AutoFlare® fittings and our CounterStrike® polyethylene jacket.  Finally, and as mentioned above, our unique rotary process for manufacturing flexible metal hose has been developed over the last ten years, and constitutes a valuable trade secret.  In 2007, a Pennsylvania court issued a ruling that confirms our proprietary rotary manufacturing process does constitute a “trade secret” under Pennsylvania law, and is entitled to protection against unauthorized disclosure or misappropriation.

Research and Development Expense

Research and development expenses are charged to operations as incurred. Such charges aggregated $850,000, and $788,000, for the years ended December 31, 2011 and 2010, respectively, and are included in engineering expense in the accompanying consolidated financial statements.

Employees

As of December 31, 2011, we had 116 employees.  Most of our employees are located in our main facility in Exton, Pennsylvania, which is currently our main manufacturing facility, and which contains our engineering, finance, human resources and most of our sales personnel.  Our factory workforce in Exton, Pennsylvania, is not represented by a collective bargaining agent.  We also maintain an office in Middletown, Connecticut where management and certain sales personnel are assigned.  A number of individual sales personnel are also scattered across the United States.  We also maintain a manufacturing facility in Banbury, England, which contains employees of similar functions to those in the U.S., but on a much smaller scale.  The sales personnel in England handle all sales and service for our products in Europe and select accounts in Asia and the Middle East.

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

Item 2 - PROPERTIES

The Company owns its main facility, which is located in Exton, Pennsylvania about one hour west of Philadelphia and contains about 83,000 square feet of manufacturing and office space.  The majority of the manufacturing of our flexible metal hose is done at the Exton facility.  In the United Kingdom, we rent a facility in Banbury, England, which manufactures products and serves sales, warehousing and operational functions as well.  The corporate office of Omega Flex, Inc., in Middletown, Connecticut, is leased.

Item 3 - LEGAL PROCEEDINGS

The Company is not presently involved in any litigation that it believes could materially and adversely affect its financial condition or results of operations.

In October 2010, the Company took the first case relating to CSST and lightning to trial.  At trial the Company proved that it was not negligent in the product design, but the jury did find the Company liable under strict product liability.  However, the company has appealed the jury verdict.  The final outcome of the case is not yet determined.

In 2007, the Company instituted a legal complaint against a former insurer, seeking reimbursement of amounts paid in defense of a class action litigation, as well as supplementary payments made in connection with the class action.  In January 2011, an appellate court found in the Company’s favor, establishing the insurer’s legal obligation to reimburse the Company for the defense costs.  Subsequently, in March of 2012, the Company and the insurer settled the litigation for $4,700,000, with receipt of the cash occurring during that same month.

Item 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

Our common stock is listed on the NASDAQ Global Market, under the symbol OFLX. The number of shareholders of record as of December 31, 2011, based on inquiries of the registrant’s transfer agent, was 614.  For this purpose, shareholders whose shares are held by brokers on behalf of such shareholders (shares held in “street name”) are not separately counted or included in that total.

The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock as reported by the NASDAQ Global Market.

PRICE RANGE

	2011		2010
	high	low	high	low

First Quarter	$ 16.00	$ 12.12	$ 14.71	$ 10.10
Second Quarter	$ 14.14	$ 12.81	$ 14.76	$ 10.53
Third Quarter	$ 14.87	$ 12.58	$ 15.73	$ 12.34
Fourth Quarter	$ 14.13	$ 10.40	$ 17.72	$ 13.44

We do not have any other securities, other than common stock, listed on a stock exchange or are publicly traded.

Dividends

Although the Company has a history of paying dividends, none have been declared during 2011 or 2010.

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

The Company’s business is managed as a single operating segment that consists of the manufacture and sale of flexible metal hose and accessories.  The Company’s products are concentrated in residential and commercial construction, and general industrial markets. The Company’s primary product, flexible gas piping, is used for gas piping within residential and commercial buildings.  Through its flexibility and ease of use with patented fittings distributed under the trademark AutoFlare®, TracPipe® and TracPipe® CounterStrike® flexible gas piping allows users to substantially cut the time required to install gas piping, as compared to traditional methods.  Most of the Company’s products are manufactured at the Company’s Exton, Pennsylvania facility with a minor amount of manufacturing performed in the United Kingdom.  A majority of the Company’s sales across all industries are generated through independent outside sales organizations such as sales representatives, wholesalers and distributors, or a combination of both.  The Company has a broad distribution network in North America and to a lesser extent in other global markets.

CHANGES IN FINANCIAL CONDITION

Cash and cash equivalents were $3,476,000 at December 31, 2011, rising $1,267,000 compared to the cash balance of $2,209,000 at December 31, 2010.  The increase was mostly a factor of strong sales during the year, which produced $4,647,000 of net income and the residual cash.  A reduction in cash was however felt in connection with insurance premium payments of $1,352,000 for long-term coverage.  There was also an increase in accounts receivable of $1,738,000 from last year as noted below, which reflects amounts that are still to be collected and therefore not yet recognized in cash.

Accounts Receivable at December 31, 2011 was $9,052,000, and was $7,314,000 at December 31, 2010, which represents an increase of $1,738,000.  The majority of this increase is consistent with sales growth in the latter half of the final quarter compared to the prior year.  The Company is not aware of any significant collectability issues, and notes that accounts receivable aging over 90 days have diminished between those periods.

Other Current Assets and Other Long Term Assets have increased by $596,000 and $1,042,000, respectively.  Regarding Current Assets, the Company has prepaid tax payments of $224,000 at December 31, 2011, versus a $215,000 liability that existed at December 31, 2010, which accounts for a majority of that change.  For Other Long Term Assets, as noted above in the Cash discussion, the Company has pre-paid for long-term insurance coverage, which is a new strategy to reduce the overall expense to the Company.

Accrued Commissions and Sales Incentives decreased $312,000, starting at $2,410,000 at December 31, 2010, and decreasing to $2,098,000 at December 31, 2011.  In general, the promotional incentive program obligations in 2011 have decreased in comparison to the prior year.  The products with the most significant incentive programs have not recognized sales increases to the magnitude of those demonstrated by the Company in total, and therefore, customers are not hitting sales growth tiers equal to the level experienced in 2010.

Other Liabilities were $2,143,000 at December 31, 2011, compared to $1,769,000 at December 31, 2010.  The $374,000 increase is primarily associated with increases in general legal and product liability costs.  The Company is vigorously defending numerous claims of which it is a defendant, and is also the plaintiff in a case to recover insurance damages.  These cases are more fully disclosed in the Commitments and Contingencies Note 6, as well as in Part II, Item I, under the caption “Legal Proceedings”.

RESULTS OF OPERATIONS

Three-months ended December 31, 2011 vs. December 31, 2010

The Company reported comparative results from continuing operations for the three-month period ended December 31, 2011 and 2010 as follows:

	Three-months ended December 31, (in thousands)

	2011	2011	2010	2010
	($000)		($000)
Net Sales	$ 15,618	100.0%	$ 12,821	100.0%
Gross Profit	$ 7,990	51.2%	$ 6,623	51.7%
Operating Profit	$ 2,279	14.6%	$ 2,734	21.3%

The Company’s sales increased $2,797,000 (21.8%) from $12,821,000 in the three-month period ended December 31, 2010 to $15,618,000 in the three-month period December 31, 2011.

 The Company recently transitioned all of its standard CSST sales in the United States to TracPipe® CounterStrike®, an enhanced flexible gas piping product that provides an extra measure of safety against the unlikely event of lightning.  Sales of TracPipe® related products, especially TracPipe® CounterStrike®, have grown steadily over last year.  Additionally, the Company has experienced an expansion of sales associated with its highly engineered assembled product capabilities, and more recent offerings such as DoubleTrac®.  The Company has also seen improvements in revenue overseas mostly in the United Kingdom.  Altogether, revenues for the fourth quarter exemplify a growing appreciation for the benefits and unique features of the Company’s products. Overall, unit volume for the quarter was up approximately 14% compared to the prior year quarter.  Sales were further enhanced by increases to the selling prices of numerous products, which were required to combat the rising price of the Company’s core raw materials. A reduction in marketing incentives during the quarter also helped to sustain a higher level of net sales.

The Company’s gross profits have increased $1,367,000 from last year.  Gross profits also held close as a percent of sales, being 51.7% for the three-month period ended December 31, 2010, and 51.2% for the same period in 2011. There was a rise in cost for numerous commodity type metals, such as nickel, which adversely impacts the price of stainless steel, a key raw material used in the manufacturing of many of the Company’s flexible metal hoses, and copper, a key component of brass, which is used in the Company’s patented fittings.  However, these additional costs were largely offset by selling price increases initiated by the Company, and various manufacturing efficiencies.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight.  Selling expense was $2,355,000 and $3,049,000 for the three months ended December 31, 2010 and 2011, respectively, increasing $694,000.  The most significant increase was noted in advertising, which went up $230,000, largely focused on proprietary products such as TracPipe® CounterStike®.  There was also an increase during the quarter in commissions and freight largely the result of higher sales.  Sales expense as a percentage of sales increased from 18.4% to 19.5% for the three-months ended December 31, 2010 and 2011, respectively.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general services.  General and administrative expenses were $918,000 and $2,048,000 for the three months ended December 31, 2010 and 2011, respectively.  The $1,130,000 increase between quarters was primarily associated with two items.  During the first three quarters of 2010, incentive compensation was being accrued at a higher rate than typical, and was then decreased in the fourth quarter of 2010 to bring it into alignment with historical payouts.  Incentive compensation relative to the fourth quarter of 2011 was accrued at a more normal rate, and therefore did not require any realignment.  The change between years relative to incentive compensation in the fourth quarter was $761,000.  Additionally, the combination of legal and product liability costs also increased $335,000.  As a percentage of sales, general and administrative expenses increased from 7.2% for the three months ended December 31, 2010 to 13.1% for the three months ended December 31, 2011.

Engineering Expense.  Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing process improvements.  Engineering expenses were almost identical to the prior year, being $616,000 and $614,000 for the three months ended December 31, 2010 and 2011, respectively.  As a percent of sales, engineering expenses were 4.8% and 3.9% for the last three months of 2010 and 2011, respectively.

Operating Profits. Reflecting all of the factors mentioned above, Operating Profits decreased $455,000 (16.6%), from a profit of $2,734,000 in the three-month period ended December 31, 2010, to a profit of $2,279,000 in the three-month period ended December 31, 2011.

Interest (Expense) Income-Net.  Interest income was nominal for the fourth quarter of 2010 and 2011, and there was also very little change between the two periods.

Other (Expense) Income-Net.  This component primarily consists of foreign currency exchange gains (losses) on transactions.

Income Tax Expense.  The Company’s effective tax rate in 2011 is lower than the 2010 rate due to the expiration of the statute of limitations for assessment related to the Company’s filings in earlier years, which lowered the tax expense by $178,000 for the three months ended December 31, 2011.

Twelve months ended December 31, 2011 vs. December 31, 2010

The Company reported comparative results from continuing operations for the twelve-month period ended December 31, 2011 and 2010 as follows:

	Twelve-months ended December 31, (in thousands)

	2011	2011	2010	2010
	($000)		($000)
Net Sales	$ 54,193	100.0%	$ 46,875	100.0%
Gross Profit	$ 27,717	51.1%	$ 24,302	51.8%
Operating Profit	$ 6,709	12.4%	$ 6,748	14.4%

The Company’s sales increased $7,318,000 (15.6%) from $46,875,000 in the twelve-month period ended December 31, 2010 to $54,193,000 in the twelve-month period December 31, 2011.

 Revenue for the twelve-months ended December 31, 2011 reflects the market’s support of the Company’s proprietary products and conviction to innovation and safety, as indicated by the strong sales of TracPipe® CounterStrike® over the prior year.  TracPipe® CounterStrike® is the only CSST product on the market that has been listed by independent evaluation agencies for resistance to damage from lightning, seismic events (earthquakes), and flame/smoke spread. Additionally, the Company has noticed improvements in its international revenues mostly associated with its United Kingdom subsidiary, and from its highly engineered assembled products.  Positive strides were further recognized by some of the Company’s fledgling products, such as DoubleTrac®, which gained momentum due to its superior performance and ease of use.  For the Company as a whole, unit sales volume for the current year increased approximately 9% compared to the prior year.  There were also increases to the selling prices of numerous products, which were required to overcome the rising price of the Company’s core raw materials.  A reduction in marketing incentives during the year also helped to increase net sales.

The Company’s gross profits increased $3,415,000 (14.1%) over the prior year.  As a percent of sales, gross profits were 51.8% and 51.1% for the twelve-month periods ended December 31, 2010 and 2011, respectively.  The slight deterioration in profits as a percent of sales is mostly due to cost increases in numerous commodity type metals including nickel and copper, which adversely impact the price of the Company’s component material costs, such as stainless steel and brass fittings.  Selling price increases were implemented as previously noted to help offset those additional materials costs, but were not sufficient enough to offset them in their entirety, due to the competiveness of the market place.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight.  Selling expenses were $8,855,000 and $10,874,000 for the twelve-months ended December 31, 2010 and 2011, respectively, increasing $2,019,000.  The Company increased its advertising spending by $591,000, with a focus on the many benefits of the Company’s various proprietary products, such as TracPipe® CounterStrike®.  Approximately $407,000 of the increase was attributable to staffing expenses, designed to expand sales markets and marketing expertise.  To a lesser extent, expenses related to trade shows, travel, and consulting have also grown.  Selling expenses as a percentage of sales increased from 18.9% to 20.1% between 2010 and 2011.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate services.  General and administrative expenses were $6,378,000 and $7,666,000 for the twelve-months ended December, 2010 and 2011, respectively, representing an increase of $1,288,000.  The majority of the change was attributed to legal and product liability costs, which jointly experienced an increase of $1,032,000, with the details described in Note 10 of the financial statements.  General and administrative expense costs, as a percentage of sales, have increased from 13.6% to 14.1%.

Engineering Expense.  Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing process improvements.  Engineering expenses were $2,321,000 and $2,468,000 for the twelve months ended December 31, 2010 and 2011, respectively.  The increase of $147,000 was largely related to an increase in developmental costs.  Engineering expenses were 5.0% and 4.6% as a percent of sales for their respective years.

Operating Profits.  Reflecting all of the factors mentioned above, Operating Profits were largely in line with the prior year, being $6,748,000 in the twelve-month period ended December 31, 2010, and $6,709,000 in the twelve-month period ended December 31, 2011.  Operating profit as a percent of sales lost two points, at 14.4% and 12.4% in 2010 and 2011, respectively.

Interest (Expense) Income-Net.  Interest income includes interest earned at 6% on the note receivable from Mestek, the Company’s former parent, which was issued in June 2009, and paid back in October of 2010.  Interest expense was recorded at 4% on the Sovereign line of credit loan balance outstanding, which was established in December 2010, and paid in full by the end of November 2011.  The net increase in income from last year was $33,000.

Other (Expense) Income-Net.  Other Income-net primarily consists of foreign currency exchange gains (losses) on transactions.  There was an increase to income from last year of $29,000.

Income Tax Expense.  The Company’s effective tax rate in 2011 is essentially the same as in 2010.  The rate in 2011 does not differ materially from expected statutory rates.

COMMITMENTS AND CONTINGENCIES

Commitments:

Under a number of indemnity agreements between the Company and each of its officers and directors, the Company has agreed to indemnify each of its officers and directors against any liability asserted against them in their capacity as an officer or director, or both.  The Company’s indemnity obligations under the indemnity agreements are subject to certain conditions and limitations set forth in each of the agreements.  Under the terms of the Agreement, the Company is contingently liable for costs which may be incurred by the officers and directors in connection with claims arising by reason of these individuals’ roles as officers and directors.  The Company has obtained directors’ and officers’ insurance policies to fund certain of the Company’s obligations under the indemnity agreements.

The Company has salary continuation agreements with one current employee, and one former employee who retired at the end of 2010.  These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death.  The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65.  The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination.  The net present value of the retirement payments associated with these agreements is $468,000 at December 31, 2011, of which $456,000 is included in Other Long Term Liabilities, and the remaining current portion of $12,000 is included in other liabilities, associated with the retired employee previously noted who is now receiving benefit payments.  The December 31, 2010 liability of $407,000, had $395,000 reported in Other Long Term Liabilities, and a current portion of $12,000 in Other Liabilities.

The Company has obtained and is the beneficiary of three whole life insurance policies with respect to the two employees discussed above, and one other policy.  The cash surrender value of such policies (included in Other Long Term Assets) amounts to $756,000 at December 31, 2011 and $706,000 at December 31, 2010.

Contingencies:

The Company’s general liability insurance policies are subject to deductibles or retentions, ranging from $25,000 to $250,000 per claim, (depending on the terms of the policy and the applicable policy year) up to an aggregate amount.  The Company is insured on a ‘first dollar’ basis for workers’ compensation subject to statutory limits.

In the ordinary and normal conduct of our business, the Company is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”).  There has been an increase in the frequency of those Claims over the past two years relating to product liability.  The Company does not believe that the Claims have legal merit, and is therefore vigorously defending against those Claims.  The Company has in place commercial general liability insurance policies that cover the Claims, as noted above, including those alleging damages as a result of product defects.  Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. It is possible that the results of operations or liquidity and capital resources of the Company could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such lawsuits, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation and, accordingly, no provision for any liability (except for accrued legal costs for services and claim settlements previously rendered) has been made in the consolidated financial statements. Those liabilities were estimated to be $414,000 and $309,000, at December 31, 2011 and December 31, 2010, respectively, and are included in Other Liabilities.

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

FUTURE IMPACT OF KNOWN TRENDS OR UNCERTAINTIES

The Company’s operations are sensitive to a number of market and extrinsic factors, any one of which could materially adversely affect its results of operations in any given year:

Construction Activity—The Company is directly impacted by the level of single family and multi-family residential housing starts and, to a lesser extent, commercial construction starts. Historically low interest rates and easy availability of credit, contributed to construction activity in recent years.  There are a number of factors in the current economy that are reducing the demand for residential, commercial and institutional construction.  These factors include:

•

the fairly recent crisis in the financial markets has reduced the availability of financing for new construction,

•

foreclosures have increased the inventory of available residential housing, thereby decreasing the demand for new construction, and

•

consumer demand has declined as a result of reduced economic activity and increased unemployment.

Recent initiatives by the federal government to assist individuals with their mortgages, may provide a lift to the housing industry; however, it is possible that once these programs are exhausted that a drop off in housing sector may occur.  Additionally, recent news has portrayed a flawed foreclosure system, which may indicate that more foreclosures exist than previously predicted.  This could potentially hinder the speed of new home construction.  A significant reduction in residential construction activity may materially adversely affect the Company’s revenues.

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

Legal Costs —The Company is subject to lawsuits relating to claims of product liability.  The company has in place insurance policies to cover the defense of these cases, and any amounts payable with respect thereto, subject to deductibles or self-insured retention amounts that vary depending on the policy year.  The company is vigorously defending these cases and is confident of prevailing in one or more lawsuits in the near term.  However, continued litigation and the defense costs associated therewith, in addition to any other payments made, could affect the company's results of operations, perhaps materially.

Supply Disruptions and Commodity Risks—The Company uses a variety of materials in the manufacture of its products, including stainless steel, polyethylene and brass for its AutoFlare® connectors. In connection with the purchase of commodities, principally stainless steel for manufacturing requirements, the Company occasionally enters into one-year purchase commitments which include a designated fixed price or range of prices.  These agreements typically require the Company to accept delivery of the commodity in the quantities committed, at the agreed upon prices.  Transactions required for these commodities in excess of the one year commitments are conducted at current market prices at the Company’s discretion.  Currently, the Company does not have any fixed purchase commitment contracts, but may enter into such transactions in the future.

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

Interest Rate Sensitivity - The Company currently has access to a $10,000,000 line of credit (LOC) with Sovereign Bank, NA (Sovereign), but has no draws on the line outstanding at December 31, 2011, and therefore has no related interest rate risk.  However, if the Company borrows against the LOC, all amounts must be paid back with interest, using an interest rate range of LIBOR plus 1.75% to LIBOR plus 2.75% or Prime less 0.50% to Prime plus 0.50%, depending upon the Company’s then existing financial ratios.  The Company may elect to use either the LIBOR or PRIME rates.  As of December 31, 2011, the actual rate to borrow was at 2.05%.  Interest rates are also significant to the Company as a participant in the residential construction industry, since interest rates can be a determinant factor on whether or not borrowing funds for building will be affordable to our customers.  (See Construction Activity, above). Currently, interest rates are at historic lows, but any dramatic change to interest rates could have a detrimental effect on the business.

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

Commissions, for which the Company receives an identifiable benefit, are accounted for as a selling expense.

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

Goodwill and Intangible Assets

In accordance with Financial Accounting Standards Board (FASB) ASC Topic 350, with respect to Goodwill and Intangibles, the Company performs annual impairment tests using the market capitalization on the last day of the year to determine the fair value of the reporting unit and then compares that value to the carrying value.  As of December 31, 2011 and December 31, 2010, the fair value of the reporting unit exceeded the carrying value, and therefore the Company concluded that goodwill was not impaired.

Product Liability Reserves

Product liability reserves represent the unpaid amounts under the Company’s insurance policies with respect to Claims that have been resolved.  The Company uses the most current available data to estimate claims.  As explained more fully under Contingencies, for various product liability claims covered under the Company’s general liability insurance policies, the Company must pay certain defense costs within its deductible or self-insured retention limits, ranging from $25,000 to $250,000 per claim, depending on the terms of the policy in the applicable policy year, up to an aggregate amount.  The Company is vigorously defending against all known claims.

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

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience.  Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense for December 31, 2011.

Accounting for Income Taxes

The Company accounts for federal tax liabilities in accordance with ASC Topic 740, Income Taxes.  Under this method the Company recorded tax expense, related deferred taxes and tax benefits, and uncertainties in tax positions.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain.  No valuation allowance was deemed necessary at December 31, 2010 or at December 31, 2011.

Also, in accordance with FASB ASC Topic 740, the Company reserved for uncertainties in tax positions of $135,000 at December 31, 2011, and $276,000 at December 31, 2010.  These reserves are reviewed each quarter.

LIQUIDITY AND CAPITAL RESOURCES

Twelve Months ended December 31, 2011

The Company’s cash balance at December 31, 2011 was $3,476,000 compared to $2,209,000 at December 31, 2010, which represents an increase of $1,267,000 between the periods.  The change is attributable to various components, as described below.

Operating Activities

Cash provided by operating activities was $3,338,000 lower in 2011 than in 2010, being $1,422,000 and $4,760,000, respectively.

Cash related to accounts receivable is unfavorable by $962,000 compared to last year.  Sales for the final two months of 2011 were substantially stronger than in the same period of 2010.  The collection of a majority of that cash however had yet to be realized.  The overall disparity in cash is considered to be timing related and is expected to flow through in the coming months.

There has been no discernible deterioration to the Company’s customer base or customer liquidity, as it is tracked on a regular basis.  Also, accounts over 90 days old have diminished from 4% of the accounts receivable balance at December 31, 2010, to only 2.4% at the end of 2011.

Inventory purchases have increased $579,000 from last year.  The Company has expanded its warehousing through the use of its sales agencies in various strategic locations to allow for the expansion of business and superior delivery time.  The Company has also decided to stock certain additional merchandise where demand is growing and a quick turnaround is required to fulfill sales.

Cash has also been used at a higher level in Other Assets.  A change of $1,123,000 compared to last year is primarily related to prepaying for a 5-Year product liability insurance coverage during 2011.  In the past the Company typically only had premiums related to a twelve or thirteen month period.

Accrued commissions and sales incentives required $1,042,000 more cash.  Sales incentive payouts were higher in 2011 because the increase in sales was more significant between 2010 and 2009 then it was between 2011 and 2010.  Therefore, more customers were able to reach higher growth tier rebates in 2010, which were then paid out during of 2011.

Investing Activities

Cash used in investing activities in 2011 was $131,000, compared with $3,106,000 provided in 2010.  During the fourth quarter of 2010, the Company received payment of the $3,250,000 outstanding note from Mestek, described in Note 12, offset partially by $144,000 of capital spending. All of the outflows in 2011 related to capital spending.

Financing

There was only cash used in financing activities relative to 2010 in the amount of $7,500,000, which was the result of available cash being applied to the outstanding line of credit.

RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2011-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements  This ASU affects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements under FASB ASC Topic 820, originally issued as FASB Statement No. 157, Fair Value Measurements.  The ASU requires certain new disclosures and clarifies two existing disclosure requirements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2011, and for interim periods within those fiscal years.  The Company does not believe that these new fair value measurement requirements will have a significant impact on the Company’s financial position, results or operation, or cash flows.

Off-Balance Sheet Obligations or Arrangements

The Company has off-balance sheet obligations or arrangements at December 31, 2011 that relate to purchase commitments for the following year, and also operating lease obligations, which total equal $12,989,000.  The total amount of these obligations at December 31, 2010 was $10,088,000.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Omega Flex, Inc.:

We have audited the accompanying consolidated balance sheets of Omega Flex, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omega Flex, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

MCGLADREY & PULLEN, LLP

Boston, Massachusetts

March 16, 2011

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31,

(Dollars in Thousands)

	2011	2010

ASSETS
Current Assets:
Cash and Cash Equivalents	$ 3,476	$ 2,209
Accounts Receivable - less allowances of
$624 and $644, respectively	9,052	7,314
Inventories-Net	6,465	6,016
Deferred Taxes	714	859
Other Current Assets	1,240	644

Total Current Assets	20,947	17,042

Property and Equipment - Net	5,270	5,784
Goodwill-Net	3,526	3,526
Other Long Term Assets	1,748	706

Total Assets	$ 31,491	$ 27,058

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 1,019	$ 856
Accrued Compensation	1,470	1,433
Accrued Commissions and Sales Incentives	2,098	2,410
Taxes Payable	-	215
Other Liabilities	2,143	1,769

Total Current Liabilities	6,730	6,683

Deferred Taxes	1,037	1,217
Other Long Term Liabilities	807	892

Total Liabilities	8,574	8,792

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 Share: authorized 20,000,000 Shares: 10,153,633 shares issued and 10,091,822 outstanding at both December 31, 2011and 2010	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	10,808	10,808
Retained Earnings	12,397	7,750
Accumulated Other Comprehensive Loss	(502)	(519)
Total Omega Flex, Inc. Shareholders’ Equity	22,804	18,140
Noncontrolling Interest	113	126

Total Shareholders’ Equity	22,917	18,266

Total Liabilities and Shareholders’ Equity	$ 31,491	$ 27,058

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,

	2011	2010
	(Amounts in thousands, except earnings per common share)

Net Sales	$ 54,193	$ 46,875

Cost of Goods Sold	26,476	22,573

Gross Profit	27,717	24,302

Selling Expense	10,874	8,855
General and Administrative Expense	7,666	6,378
Engineering Expense	2,468	2,321

Operating Profit	6,709	6,748

Interest Income (Expense) - Net	8	(25)
Other Income (Expense) - Net	24	(5)

Income Before Income Taxes	6,741	6,718

Income Tax Provision	2,107	2,169

Net Income	4,634	4,549

Less: Net Loss – Noncontrolling Interest	(13)	(17)

Net Income attributable to Omega Flex, Inc.	$ 4,647	$ 4,566

Basic and Diluted Earnings per Common Share	$ 0.46	$ 0.45

Basic and Diluted Weighted Average Shares Outstanding	10,092	10,092

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

For the years ended December 31, 2011 and 2010

(Dollars in Thousands)

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Shareholders’ Equity
Balance -December 31, 2009	10,091,822	$ 102	($1)	$ 10,808	$ 3,184	($434)	$ 147	$ 13,806

Net Income (Loss)					4,566		(17)	4,549
Cumulative Translation Adjustment						(85)	(4)	(89)
Comprehensive Income								4,460

Balance - December 31, 2010	10,091,822	$ 102	($1)	$ 10,808	$ 7,750	($519)	$ 126	$ 18,266

Net Income (Loss)					4,647		(13)	4,634
Cumulative Translation Adjustment						17		17
Comprehensive Income								4,651

Balance - December 31, 2011	10,091,822	$ 102	($1)	$ 10,808	$ 12,397	($502)	$ 113	$ 22,917

See Accompanying Notes to Consolidated Financial Statements

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

	2011	2010
	(Dollars in Thousands)

Cash Flows from Operating Activities:
Net Income	$ 4,634	$ 4,549
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Non-Cash Compensation Expense	73	99
Depreciation and Amortization	651	637
Provision for Losses on Accounts
Receivable, net of write-offs and recoveries	(21)	170
Changes in Assets and Liabilities:
Accounts Receivable	(1,736)	(774)
Inventories-Net	(439)	140
Other Assets	(1,456)	(333)
Accounts Payable	163	(217)
Accrued Compensation	43	(116)
Accrued Commissions and Sales Incentives	(312)	730
Other Liabilities	(178)	(125)
Net Cash Provided by Operating Activities	1,422	4,760

Cash Flows from Investing Activities:
Proceeds from Note Receivable from former Parent	--	3,250
Capital Expenditures	(131)	(144)

Net Cash Provided by (Used In) Investing Activities	(131)	3,106

Cash Flows from Financing Activities:
Principal Borrowings (Repayments) on Line of Credit	--	(7,500)

Net Cash Used In Financing Activities	--	(7,500)

Net Increase (Decrease) in Cash and Cash Equivalents	1,291	366

Translation effect on cash	(24)	(38)
Cash and Cash Equivalents - Beginning of Year	2,209	1,881

Cash and Cash Equivalents - End of Year	$ 3,476	$ 2,209

Supplemental Disclosure of Cash Flow Information
Cash paid for Income Taxes	$ 2,254	$ 2,672

Cash paid for Interest	--	$ 186

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND CONSOLIDATION

Description of Business

The accompanying consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”).  The Company’s audited consolidated financial statements for the year ended December 31, 2011 and 2010 have been prepared in accordance with accounting standards set by the Financial Accounting Standards Board (FASB), and with the instructions of Form 10-K and Article 8 of Regulation S-X.  All material inter-company accounts and transactions have been eliminated in consolidation.

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

The Company manufactures flexible metal hose at its facility in Exton, Pennsylvania with a minor amount of manufacturing performed in the United Kingdom, and sells its products through distributors, wholesalers and to original equipment manufacturers (“OEMs”) throughout North America, and in certain European markets.

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

Inventories

Inventories are valued at the lower of cost or market.  The cost of inventories are determined by the first-in, first-out (FIFO) method.  The Company generally considers inventory quantities beyond two-years usage, measured on a historical usage basis, to be excess inventory and reduces the gross carrying value of inventory accordingly.

Property and Equipment

Property and equipment are carried at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or, for leasehold improvements, the life of the lease, if shorter. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in other income or expense for the period. The cost of maintenance and repairs is expensed as incurred; significant improvements are capitalized.

Goodwill

In accordance with FASB ASC Topic 350, with respect to Goodwill and Intangibles, the Company does not amortize goodwill.  Instead, the Company performs annual impairment tests using the market capitalization on the last day of the year to determine the fair value of the reporting unit and then compares that value to the carrying value.  As of December 31, 2011 and December 31, 2010, the Company concluded that goodwill was not impaired.

Fair Value of Financial and Nonfinancial Instruments

The Company measures financial instruments in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures.  The accounting standard defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures about fair value measurements.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard creates a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability. The Company relies on its actively traded share value – a level 1 input – in determining the fair value of the reporting unit in its annual impairment test as described in the FASB ASC Topic 350 Goodwill and Intangibles.

Advertising Expense

Advertising costs are charged to operations as incurred and are included in selling expenses in the accompanying consolidated financial statements.  Such charges aggregated $1,104,000 and $510,000, for the years ended December 31, 2011, and 2010, respectively.

Research and Development Expense

Research and development expenses are charged to operations as incurred. Such charges aggregated $850,000, and $788,000, for the years ended December 31, 2011 and 2010, respectively and are included in engineering expense in the accompanying consolidated financial statements.

Shipping Costs

Shipping costs are included in selling expense on the consolidated statements of operations. The expense relating to shipping was $1,467,000 and $1,224,000 for the years ended December 31, 2011 and 2010, respectively.

Provision for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance.  The Company determines the allowance based on any known collection issues, historical experience, and other currently available evidence.  The reserve for future credits, discounts, and doubtful accounts was $624,000 and $644,000 as of December 31, 2011 and 2010, respectively.  In regards to identifying uncollectible accounts, the Company reviews an aging report on a consistent basis to determine past due accounts, and utilizes a well established credit rating agency.  The Company charges off those accounts that are deemed uncollectible once all collection efforts have been exhausted.

Earnings per Common Share

Basic earnings per share have been computed using the weighted-average number of common shares outstanding.  For the periods presented, there are no dilutive securities.  Consequently, basic and dilutive earnings per share are the same.

Currency Translation

Assets and liabilities denominated in foreign currencies, most of which relate to our United Kingdom subsidiary whose functional currency is British pound sterling, are translated into U.S. dollars at exchange rates prevailing on the balance sheet date.  The statements of operations are translated into U.S. dollars at average exchange rates.  Adjustments resulting from the translation of financial statements are excluded from the determination of income and are accumulated in a separate component of shareholders’ equity.  For the years ended December 31, 2011 and 2010, exchange gains and losses resulting from foreign currency transactions were not significant and are included in the statements of operations (other income (expense)) in the period in which they occur.

Income Taxes

The Company accounts for federal tax liabilities in accordance with the FASB ASC Topic 740, Income Taxes.  Under this method the Company recorded tax expense, related deferred taxes and tax benefits, and uncertainties in tax positions.

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

The Company follows the provisions of ASC 740-10 relative to accounting for uncertainties in tax positions. These provisions provide guidance on the recognition, de-recognition and measurement of potential tax benefits associated with tax positions. The Company elected to recognize interest and penalties related to income tax matters as a component of the income tax provision in the consolidated statements of operations. For additional information regarding ASC 740-10, see Note 7.

Other Comprehensive Loss

For the years ended December 31, 2011 and 2010, respectively, the components of other comprehensive loss consisted solely of foreign currency translation adjustments.

Significant Concentration

One customer accounted for approximately 15% of sales in 2011 and 19% in 2010.  That same customer accounted for 17% and 22% of Accounts Receivable at December 31, 2011 and 2010, respectively.  Also, in 2011, approximately 89% of sales occur in North America, with the remaining 11% portion scattered among other countries, but mostly pertaining to the United Kingdom, compared to 91% and 9% in 2010.

Subsequent Events

The Company evaluates all events or transactions through the date of the related filing that may have a material impact on its consolidated financial statements.

New Accounting Pronouncements

ASU 2011-08, Intangibles—Goodwill and Other (Topic 350):  Testing Goodwill for Impairment.  In September 2011, the FASB issued guidance to amend and simplify the rules related to testing goodwill for impairment.  The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this guidance will not have a material effect on the Company’s consolidated financial statements.

ASU 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.  In June 2011, the FASB issued new accounting guidance related to the presentation of comprehensive income that eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity.  The amendments require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  The Company will adopt this guidance in the quarter ended March 31, 2012 and is currently evaluating which presentation option it will utilize for comprehensive income in its consolidated financial statements.  The adoption of this guidance will not impact the Company's financial position, results of operations or cash flows and will only impact the presentation of other comprehensive income in the financial statements.

ASU 2011-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements  This ASU affects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements under FASB ASC Topic 820, originally issued as FASB Statement No. 157, Fair Value Measurements.  The ASU requires certain new disclosures and clarifies two existing disclosure requirements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  The portions adopted by the Company did not have a significant impact on the year ended December 31, 2011.  Those disclosures are effective for fiscal years beginning after December 15, 2011, and for interim periods within those fiscal years.  The Company does not believe that these new fair value measurement requirements will have a significant impact on the Company’s financial position, results or operation, or cash flows.

3. INVENTORIES

Inventories, net of reserves of $1,116,000 and $1,296,000, respectively, consisted of the following at December 31:

	2011	2010
	(in thousands)

Finished Goods	$ 4,824	$ 4,297
Raw Materials	1,641	1,719

Total Inventory-Net	$ 6,465	$ 6,016

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2011	2010	Depreciation and Amortization Est. Useful Lives
	(in thousands)

Land	$ 538	$ 538
Buildings	4,141	4,141	39 Years
Leasehold Improvements	211	211	3-10 Years (Lesser of Life or Lease)
Equipment	8,626	8,494	3-10 Years
	13,516	13,384
Accumulated Depreciation	(8,246)	(7,600)
	$ 5,270	$ 5,784

The above amounts include approximately $1,000 of equipment at December 31, 2011 and $150,000 at December 31, 2010 that had not yet been placed in service by the Company.  No depreciation was recorded in the related periods for these assets. Depreciation and amortization expense was approximately $651,000 and $637,000 for the years ended December 31, 2011 and 2010, respectively.

5. LINE OF CREDIT

On December 30, 2010, the Company agreed to a new Revolving Line of Credit Note and Loan Agreement with Sovereign Bank, NA (“Sovereign”).  The Company established a line of credit facility in the maximum amount of $10,000,000, maturing on December 31, 2014, with funds available for working capital purposes and other cash needs.  The loan is collateralized by all of the Company’s tangible and intangible assets.  The loan agreement provides for the payment of any borrowings under the agreement at an interest rate range of either LIBOR plus 1.75% to plus 2.75% (for borrowings with a fixed term of 30, 60, or 90 days), or, Prime less 0.50% to plus 0.50% (for borrowings with no fixed term other than the December 31, 2014 maturity date), depending upon the Company’s then existing financial ratios.  At December 31, 2011, the Company’s ratio would allow for the most favorable rate under the agreement’s range, which would be a rate of 2.05% (LIBOR plus 1.75%).  The Company is required to pay an annual commitment fee for the access to the funds, and is also obligated to pay a “Line Fee” ranging from 17.5 to 35.0 basis points of the average unused balance on a quarterly basis, depending again upon the Company’s then existing financial ratios, both of which are recorded in other income and expense.  The Company may terminate the line at any time during the four year term, as long as there are no amounts outstanding.

As of December 31, 2011 and 2010, the Company had no outstanding borrowings on its line of credit, and was in compliance with all debt covenants.

6. SHAREHOLDERS’ EQUITY

As of December 31, 2011 and December 31, 2010, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share.  For the same periods, the number of shares issued were 10,153,633, and the total number of outstanding shares were 10,091,822, with the variance representing shares held in Treasury.

On April 5, 2011, the Company’s Board of Directors authorized an extension of its stock repurchase program without expiration, up to a maximum amount of $2,000,000.  The original program established in December of 2007 authorized the purchase of up to $5,000,000 of its common stock.  The purchases may be made from time-to-time in the open market or in privately negotiated transactions, depending on market and business conditions.  The Board retained the right to cancel, extend, or expand the share buyback program, at any time and from time-to-time.  Since inception, the Company has purchased a total of 61,811 shares for approximately $932,000, or $15 per share.  The Company did not make any stock repurchases during 2011 or 2010.

In connection with the aforementioned share buyback program, on December 15, 2009 the Company entered into an amendment of its Rule 10b5-1 Repurchase Plan (the “Plan”) dated December 15, 2008 with Hunter Associates, Inc. (“Hunter”), by which Hunter will continue to implement the share buyback program by purchasing shares of the Company’s common stock in accordance with the terms of the Plan and within the safe harbor afforded by Rule 10b5-1.

7. INCOME TAXES

Income tax expense consisted of the following:

	2011	2010
	(in thousands)
Federal Income Tax:
Current	$ 2,020	$ 2,273
Deferred	87	(165)
State Income Tax:
Current	122	244
Deferred	4	(26)
Foreign Income Tax:
Current	--	--
Deferred	(126)	(157)
Income Tax Expense	$ 2,107	$ 2,169

Pre-tax income included foreign losses of ($505,000) and ($591,000) in 2011 and 2010, respectively.

Total income tax expense differed from “statutory” income tax expense, computed by applying the U.S. federal income tax rate of 34% to earnings before income tax, as follows:

	2011	2010
	(in thousands)
Computed “Statutory” Income Tax Expense	$ 2,292	$ 2,361
State Income Tax, Net of Federal Tax Benefit	145	168
Foreign Tax Rate Differential	55	41
Manufacturing Deduction	(141)	(154)
Reduction in Tax Uncertainties	(149)	(178)
Other - Net	(95)	(69)
Income Tax Expense	$ 2,107	$ 2,169

A deferred income tax (expense) benefit results from temporary timing differences in the recognition of income and expense for income tax and financial reporting purposes.  The components of and changes in the net deferred tax assets (liabilities) which give rise to this deferred income tax (expense) benefit for the years ended December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
	(in thousands)
Deferred Tax Assets:
Compensation Assets	$ 99	$ 97
Inventory Valuation	530	583
Accounts Receivable Valuation	169	183
Deferred Litigation Costs	33	41
Foreign Net Operating Losses	204	137
Other	268	196
Compensation Liabilities	275	251
Total Deferred Assets	$ 1,578	$ 1,488

Deferred Tax Liabilities:
Prepaid Expenses	(351)	(207)
Depreciation and Amortization	(1,550)	(1,639)
Total Deferred Liabilities	($1,901)	($1,846)

Total Deferred Tax Liability	($323)	($358)

Management believes it is more likely than not that the Company will have sufficient taxable income when these timing differences reverse and that the deferred tax assets will be realized and, accordingly, no valuation allowance is deemed necessary.

The Company is currently subject to audit by the Internal Revenue Service for the calendar year ended 2010.  In 2010, the Company settled an audit by the Internal Revenue Service of its 2008 and 2009 returns.  The audit adjustments, all of which were temporary differences, resulted in net additional federal and state tax of $108,000, plus interest of $10,000.  The Company and its Subsidiaries state income tax returns are subject to audit for the calendar years ended 2007 through 2010.

As of December 31, 2010, the Company had provided a liability of $276,000 for unrecognized tax benefits related to various federal and state income tax matters, which is included in Other Long Term Liabilities.  Of this amount, the amount that would impact the Company’s effective tax rate, if recognized, was $255,000.  The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by the federal tax benefit of state income tax items of $21,000.  The reserve at December 31, 2011 was $135,000, most of which would impact the effective tax rate.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year:

	2011	2010

Beginning Unrecognized Tax Benefits –	$ 276	$ 431
Current Year – Increases	---	3
Current Year – Decreases	(105)	---
Current Year – Interest/Penalties	8	20
Expired Statutes	(44)	(178)
Ending Unrecognized Tax Benefits –	$ 135	$ 276

8. LEASES

In the United Kingdom the Company leases a facility in Banbury, England for approximately $19,000 per month, which serves sales, warehousing and operational functions.  The lease in Banbury was effective April 1, 2006 and has a 15-year term ending in March of 2021.  There is an option to terminate in December of 2012, and again in December of 2017.  If the Company elects to terminate in 2012, a penalty of 7.5 months additional rent must be paid, or approximately $142,000.  Termination in 2017 requires a penalty of 2 months rentals, or approximately $38,000.  The Company’s current intention is to utilize the facility for the 15 years.

In the United States, in 2011 and 2010, the Company leased office space in Middletown, CT for approximately $8,000 a month.

In addition to property rentals, the Company also leases several automobiles, which are included in the rent expense and operating lease details below.

Rent expense for operating leases was approximately $308,000 and $317,000 for the years ended December 31, 2011, and 2010, respectively.

Present value of future minimum lease payments under non-cancelable leases as of December 31, 2011 is as follows:

Year Ending December 31,	Operating Leases
(in thousands)

2012	$ 412
2013	385
2014	329
2015	318
2016	318
Thereafter	998

Total Minimum Lease Payments	$ 2,760

9. EMPLOYEE BENEFIT PLANS

Defined Contribution and 401(K) Plans

The Company maintains a qualified non-contributory profit-sharing plan covering all eligible employees.  There were $239,000 and $224,000 of contributions made to the plan in 2011 and 2010 respectively, which were charged to expense.

Contributions to the Plan are defined as three percent (3%) of gross wages up to the current Old Age, Survivors, and Disability (OASDI) limit and six percent (6%) of the excess over the OASDI limit, subject to the maximum allowed under the Employee Retirement Income Security Act (ERISA).  The Plan’s vesting terms fully vest participants over six years.

The Company also maintains a savings & retirement plan qualified under Internal Revenue Code Section 401(k) for all employees.  Employees are eligible to participate in the Plan the first day of the month following date of hire.  Participants may elect to have up to fifty percent (50%) of their compensation withheld, up to the maximum allowed by the Internal Revenue Code.  After completing (1) year of service, the Company contributes an additional amount equal to 25% of all employee contributions, up to a maximum of 6% of an employee’s gross wages.  Contributions are funded on a current basis.  Contributions to the Plan charged to expense for the years ended December 31, 2011 and 2010 were $70,000 and $67,000, respectively.  The participant’s Company contribution vests over six years.

10. COMMITMENTS AND CONTINGENCIES

Commitments:

Under a number of indemnity agreements between the Company and each of its officers and directors, the Company has agreed to indemnify each of its officers and directors against any liability asserted against them in their capacity as an officer or director, or both.  The Company’s indemnity obligations under the indemnity agreements are subject to certain conditions and limitations set forth in each of the agreements.  Under the terms of the Agreement, the Company is contingently liable for costs which may be incurred by the officers and directors in connection with claims arising by reason of these individuals’ roles as officers and directors.  The Company has obtained directors’ and officers’ insurance policies to fund certain of the Company’s obligations under the indemnity agreements.

The Company has salary continuation agreements with one current employee, and one former employee who retired at the end of 2010.  These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death.  The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65.  The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination.  The net present value of the retirement payments associated with these agreements is $468,000 at December 31, 2011, of which $456,000 is included in Other Long Term Liabilities, and the remaining current portion of $12,000 is included in other liabilities, associated with the retired employee previously noted who is now receiving benefit payments.

The December 31, 2010 liability of $407,000, had $395,000 reported in Other Long Term Liabilities, and a current portion of $12,000 in Other Liabilities.

The Company has obtained and is the beneficiary of three whole life insurance policies with respect to the two employees discussed above, and one other policy.  The cash surrender value of such policies (included in Other Long Term Assets) amounts to $756,000 at December 31, 2011 and $706,000 at December 31, 2010.

Contingencies:

The Company’s general liability insurance policies are subject to deductibles or retentions, ranging from $25,000 to $250,000 per claim, (depending on the terms of the policy and the applicable policy year) up to an aggregate amount.  The Company is insured on a ‘first dollar’ basis for workers’ compensation subject to statutory limits.

In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”).  There has been an increase in the frequency of those Claims over the past two years relating to product liability.  The Company does not believe that the Claims have legal merit, and is therefore vigorously defending against those Claims.  The Company has in place commercial general liability insurance policies that cover the Claims, as noted above, including those alleging damages as a result of product defects.  Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. It is possible that the results of operations or liquidity and capital resources of the Company could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such lawsuits, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation and, accordingly, no provision for any liability (except for accrued legal costs for services and claim settlements previously rendered) has been made in the consolidated financial statements. Those liabilities were estimated to be $414,000 and $309,000, at December 31, 2011 and December 31, 2010, respectively, and are included in Other Liabilities.

In 2007, the Company instituted a legal complaint against a former insurer, seeking reimbursement of amounts paid in defense of a class action litigation, as well as supplementary payments made in connection with the class action.  In January 2011, an appellate court found in the Company’s favor, establishing the insurer’s legal obligation to reimburse the Company for the defense costs.  Subsequently, in March of 2012, the Company and the insurer settled the litigation for $4,700,000, with receipt of the cash occurring during that same month.

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

The FASB ASC Topic 718, Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately to vest.

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience.  Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense as of December 31, 2011.

The total Phantom Stock related liability as of December 31, 2011 was $298,000 of which $81,000 is included in other liabilities, as it is expected to be paid in March 2012, and the balance of $217,000 is included in other long term liabilities.

In accordance with FASB ASC Topic 718 Stock Compensation, the Company recorded compensation expense of approximately $73,000 and $99,000 related to the Phantom Stock Plan for the twelve months ended December 31, 2011 and 2010, respectively. The total unrecognized compensation cost calculated at December 31, 2011 is $116,000 which will be recognized through March of 2014.  The Company will recognize the related expense over the weighted average period of 1.45 years.

The following table summarizes information about the Company’s total vested and nonvested phantom stock Units at December 31, 2011:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2010	15,555	$ 11.01
Granted	8,100	$ 10.55
Vested	(7,274)	$ (11.92)
Forfeited	(---)	(---)
Canceled	(---)	(---)

Nonvested at December 31, 2011	16,381	$ 10.38

Phantom Stock Unit Awards Expected to Vest	16,381	$ 10.38

The fair value of the 7,274 vested during the current year is $96,000.

12.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Mestek, Inc.

On June 10, 2009, the Company agreed to loan Mestek, Inc. (Mestek), the Company’s former parent, $3,250,000 as evidenced by a promissory note in that amount (the “Note”).  The Note required monthly interest payments at a rate of 6% per annum on all unpaid principal, and payment in full to be received no later than October 20, 2010.  Payment of the Note was however subject to the terms and conditions of a subordination agreement that existed between The Company and Bank of America, N.A.  The Company received an unconditional and continuing guaranty of the loan from Sterling Realty Trust, of which J. E. Reed is the trustee.  Mr. J. E. Reed, the Company’s chairman of the board, and Mr. S. B. Reed, one of the Company’s directors, are also directors, executive officers, and greater than 10% owners of Mestek.  On October 20, 2010, Mestek repaid all unpaid principal and interest under the Note, and the Note and the guaranty from Sterling Realty Trust were cancelled.

13.

SUBSEQUENT EVENTS

In February of 2012, the Company was made aware of a fraud perpetrated by an outside party involving approximately $400,000 of insurance related premiums that the Company had prepaid for umbrella coverage. The assets are currently secured by a governmental agency who is investigating the case, and being held in a custodial account.  It is possible that not all of those funds will be returned to the Company, or the Company may need to incur additional costs to procure collection.  The Company is currently pursing all avenues in an effort to bring closure to the event, reclaim the assets, and replace the insurance coverage.

Except for the matter previously disclosed in Note 10, there were no other events that required disclosure.

Item 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

None

Item 9A – CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.

We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended as of December 31, 2011, the end of the period covered by this report on Form 10K.  Based on this evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective as of December 31, 2011.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its evaluation, our management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

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

(d)  Changes in Internal Control over Financial Reporting.

There were no changes on our internal control over financial reporting during the most recent quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B – OTHER INFORMATION

All matters required to be disclosed on Form 8-K during our fiscal 2011 fourth quarter have been previously disclosed on a Form 8-K filed with the Securities and Exchange Commission.

PART III

With respect to items 10 through 14, the Company will file with the Securities and Exchange Commission, within 120 days of the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14A.

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of the Company will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 6, 2012, under the caption “Current Directors and Nominees for Election – Background Information”, and to the extent required and except as set forth therein, is incorporated herein by reference.

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

Item 11 - EXECUTIVE COMPENSATION

Information regarding executive compensation will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 6, 2012, and under the caption “Executive Compensation” to the extent required and except as set forth therein, is incorporated herein by reference.

The report of the Compensation Committee of the Board of Directors of the Company shall not be deemed incorporated by reference by any general statement incorporating by reference the proxy statement into any filing under the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under such Act.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management as well as information regarding equity compensation plans and individual equity contracts or arrangements will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held on June 6, 2012, under the caption “Security Ownership of Certain Beneficial Owners and Management”, and to the extent required and except as set forth therein, is incorporated herein by reference.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held on June 6, 2012, under the caption “Certain Relationships and Related Transactions” and to the extent required and except as set forth therein, is incorporated herein by reference.

Item 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding financial accounting fees and services will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held on June 6, 2012, under the caption “Principal Accounting Fees and Services”, and to the extent required, and except as set forth therein, is incorporated herein by reference.

PART IV

Item 15 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)

The following documents are filed as part of this Form 10-K:

1.

All financial statements. See Index to Consolidated Financial Statements on page 3 of this Form 10-K.

2.

None Required – Smaller Reporting Company

3.

Exhibits. See Index to Exhibits.

EXHIBIT INDEX

Those documents followed by a parenthetical notation are incorporated herein by reference to previous filings with the Securities and Exchange Commission as set forth below.

Exhibit No.	Description	Reference Key
**********	**********	**********
3.1	Articles of Incorporation of Omega Flex, Inc., as amended	(A)

3.2	Amended and Restated By-laws of Omega Flex, Inc.	(A)

10.1	Indemnity and Insurance Matters Agreement dated July 29, 2005 between Omega Flex, Inc. and Mestek, Inc.	(A)

10.2	Form of Indemnification Agreements entered into between Omega Flex, Inc. and its Directors and Officers and the Directors of its wholly-owned subsidiaries.	(A)

10.3	Schedule of Directors/Officers with Indemnification Agreement	(A)

10.4	Employment Agreement dated December 15, 2008 between Omega Flex, Inc. and Kevin R. Hoben	(D)

10.5	Employment Agreement dated December 15, 2008 between Omega Flex, Inc. and Mark F. Albino	(D)

10.6	Amended and Restated Committed Revolving Line of Credit Note dated December 30, 2010 by Omega Flex, Inc. to Sovereign Bank, N.A. in the principal amount of $10,000,000.	(H)

10.7	Loan and Security Agreement dated December 17, 2009 between Omega Flex, Inc. and Sovereign Bank, N.A.	(G)

10.8	First Amendment dated December 30, 2010 to the Loan and Security Agreement between Omega Flex, Inc. and Sovereign Bank, N.A	(H)

10.9	Promissory Note dated June 10, 2009 by Mestek, Inc. payable to Omega Flex, Inc. in the principal amount of $3,249,615.00.	(B)

10.10	Subordination Agreement dated June 10, 2009 by Omega Flex, Inc. and Bank of American, N.A.	(B)

10.11	Executive Salary Continuation Agreement	(C)

10.12	Phantom Stock Plan dated December 11, 2006.	(E)

10.13	First Amendment to the Omega Flex, Inc. 2006 Phantom Stock Plan	(G)

10.14	Form of Phantom Stock Agreement entered into between Omega Flex, Inc. and its directors, officers and employees, except as set forth in the attached schedule.	(E)

10.15	Schedule of Phantom Stock Agreements between Omega Flex, Inc. and its directors and executive officers.

10.16	Rule 10b5-1 Agreement between Omega Flex, Inc. and Hunter Associates dated December 15, 2008.	(D)

10.17	Amendment 1 to the Rule 10b5-1 Repurchase Plan dated December 15, 2009	(F)

14.1	Code of Business Ethics	(A)

21.1	List of Subsidiaries	(A)

23.1	Consent of McGladrey & Pullen, LLP

31.1	CEO Certification

31.2	CFO Certification

32.1	906 CEO and CFO Certifications

99.1	Information Statement	(A)

99.2	Corporate Governance Guidelines	(A)

Reference Key

(A)	Filed as an Exhibit to the Registration Statement on Form 10-12G filed on June 22, 2005.

(B)	Filed as an Exhibit to the Quarterly Report on Form 10-Q filed August 7, 2009.

(C)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 31, 2006.

(D)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 18, 2009.

(E)	Filed as an Exhibit to the Annual Report on Form 10-K filed April 2, 2007.

(F)	Filed as an Exhibit to the Quarterly Report on Form 10-Q filed November 5, 2009.

(G)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 17, 2010.

(H)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 10, 2011.

Each management contract or compensatory plan or arrangement to be filed as an exhibit to this report pursuant to item 15 is listed in Exhibit numbers 10.1, 10.2, 10.4 and 10.5.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA FLEX, INC.

Date: March 16, 2012	By:	/S/ Kevin R. Hoben
Kevin R. Hoben, President and
Chief Executive Officer

Date: March 16, 2012	By:	/S/ Paul J. Kane
Paul J. Kane, Vice President Finance,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2012	By:	/S/ Mark F. Albino
Mark F. Albino, Director

Date: March 16, 2012	By:	/S/ David K. Evans
David K. Evans, Director

Date: March 16, 2012	By:	/S/ J. Nicholas Filler
J. Nicholas Filler, Director

Date: March 16, 2012	By:	/S/ David W. Hunter
David W. Hunter, Director

Date: March 16, 2012	By:	/S/ Bruce C. Klink
Bruce C. Klink, Director

Date: March 16, 2012	By:	/S/ John E. Reed
John E. Reed, Director

Date: March 16, 2012	By:	/S/ Stewart B. Reed
Stewart B. Reed, Director

Date: March 16, 2012	By:	/S/ Edward J. Trainor
Edward J. Trainor, Director