Form 10-Q
period 2012-03-31
Omega Flex, Inc.
filed 2012-05-09
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2012

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

The number of shares of the registrant’s common stock issued and outstanding as of March 31, 2012 was 10,091,822.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2012

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1 – Financial Statements

Condensed consolidated balance sheets at March 31, 2012 (unaudited)
and December 31, 2011	3

Condensed consolidated statements of income for the
three-months ended March 31, 2012 and 2011 (unaudited)	4

Condensed consolidated statements of comprehensive income for the
three-months ended March 31, 2012 and 2011 (unaudited)	5

Condensed consolidated statements of cash flows for the
three-months ended March 31, 2012 and 2011 (unaudited)	6

Notes to the condensed consolidated financial statements (unaudited)	7

Item 2- Management's Discussion and Analysis of Financial Condition
and Results of Operations	18

Item 3 – Quantitative and Qualitative Information About Market Risks	26

Item 4 – Controls and Procedures	26

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	27

Item 4 – Submission of Matter to a Vote of the Security Holders	27

Item 6 - Exhibits	28

SIGNATURE	29

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011

	(unaudited)
	(Dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$ 8,520	$ 3,476
Accounts Receivable - less allowances of
$619 and $624, respectively	9,085	9,052
Inventories-Net	6,870	6,465
Deferred Taxes	766	714
Other Current Assets	912	1,240

Total Current Assets	26,153	20,947

Property and Equipment - Net	5,158	5,270
Goodwill-Net	3,526	3,526
Other Long Term Assets	1,732	1,748

Total Assets	$ 36,569	$ 31,491

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 1,386	$ 1,019
Accrued Compensation	1,335	1,470
Accrued Commissions and Sales Incentives	1,600	2,098
Taxes Payable	1,884	-
Other Liabilities	1,709	2,143

Total Current Liabilities	7,914	6,730

Deferred Taxes	1,060	1,037
Other Long Term Liabilities	685	807

Total Liabilities	9,659	8,574

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 Share: authorized 20,000,000 Shares: 10,153,633 shares issued and 10,091,822 outstanding at March 31, 2012 and December 31, 2011, respectively	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	10,808	10,808
Retained Earnings	16,317	12,397
Accumulated Other Comprehensive Loss	(436)	(502)
Total Omega Flex, Inc. Shareholders’ Equity	26,790	22,804
Noncontrolling Interest	120	113

Total Shareholders’ Equity	26,910	22,917

Total Liabilities and Shareholders’ Equity	$ 36,569	$ 31,491

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three-months ended
	March 31,
	Amounts in Thousands
	2012	2011
Net Sales	$ 14,548	$ 11,498

Cost of Goods Sold	7,093	5,544

Gross Profit	7,455	5,954

Selling Expense	2,956	2,358
General and Administrative Expense	2,566	1,744
Insurance Legal Recovery	(4,700)	---
Engineering Expense	635	588

Operating Profit	5,998	1,264

Interest Income	3	2
Other Income	59	28

Income Before Income Taxes	6,060	1,294

Income Tax Expense	2,137	482

Net Income	3,923	812
Less: Net (Income) Loss attributable to the Noncontrolling Interest, Net of Tax	(3)	7

Net Income attributable to Omega Flex, Inc.	$ 3,920	$ 819

Basic Earnings per Common Share:
Earnings per Share	$ 0.39	$ 0.08

Basic Weighted-Average Shares Outstanding	10,092	10,092

Diluted Earnings per Common Share:
Earnings per Share	$ 0.39	$ 0.08

Diluted Weighted-Average Shares Outstanding	10,092	10,092

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

 OMEGA FLEX, INC.

CONSOLIDATED CONDENSDED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three-months ended
	March 31,
	2012	2011
	(Amounts in Thousands)

Net Income	$ 3,923	$ 812

Other Comprehensive Income, Net of Tax:
Foreign Currency Translation Adjustment, net of Taxes	70	88
Other Comprehensive Income	70	88

Comprehensive Income	3,993	900

Less: Comprehensive Income (Loss) Attributable to the Noncontrolling Interest	(7)	3

Total Other Comprehensive Income	$ 3,986	$ 903

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three-months ended
	March 31,
	2012	2011
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net Income	$ 3,923	$ 812
Adjustments to Reconcile Net Income to
Net Cash Provided By (Used In) Operating Activities:
Non-Cash Compensation Expense	2	22
Depreciation and Amortization	164	160
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	4	(143)
Changes in Assets and Liabilities:
Accounts Receivable	3	943
Inventory	(369)	(802)
Other Assets	234	(43)
Accounts Payable	353	(182)
Accrued Compensation	(140)	(910)
Accrued Commissions and Sales Incentives	(499)	(1,114)
Other Liabilities	1,343	197
Net Cash Provided by (Used In) Operating Activities	5,018	(1,060)

Cash Flows from Investing Activities:
Capital Expenditures	(38)	-
Net Cash Used in Investing Activities	(38)	-

Net Increase (Decrease) in Cash and Cash Equivalents	4,980	(1,060)
Translation effect on cash	64	42
Cash and Cash Equivalents – Beginning of Period	3,476	2,209

Cash and Cash Equivalents – End of Period	$ 8,520	$ 1,191

Supplemental Disclosure of Cash Flow Information

Cash paid for Income Taxes	$ 47	$ 367

Cash paid for Interest	$ -	$ -

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

 OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”).  The Company’s unaudited  condensed consolidated financial statements for the quarter ended March 31, 2012 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), and with the instructions of Form 10-Q and Article 10 of Regulation S-X.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K).  All material inter-company accounts and transactions have been eliminated in consolidation.  It is Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature or a description is provided for any adjustments that are not of a normal recurring nature.

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

Goodwill and Intangible Assets

In accordance with FASB ASC Topic 350 Intangibles – Goodwill, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2011.  This analysis did not indicate any impairment of goodwill.  There are no circumstances that indicate that Goodwill might be impaired at March 31, 2012.

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

Fair Value of Financial and Nonfinancial Instruments

The Company measures financial instruments in accordance with Financial Accounting Standards Board (FASB) ASC Topic 820, Fair Value Measurements and Disclosures.  The accounting standard defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures about fair value measurements.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard creates a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability. The Company relies on its actively traded share value – a level 1 input – in determining the fair value of the reporting unit in its annual impairment test as described in the FASB ASC Topic 350 Goodwill and Intangibles.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period in which the rate is enacted.  A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain.  No valuation reserve was deemed necessary at March 31, 2012 or at December 31, 2011.  Also, in accordance with FASB ASC Topic 740 (formerly FIN 48), the Company had reserves on the books for uncertainties in tax positions of $140,000 at March 31, 2012, and $135,000 at December 31, 2011.  These reserves are reviewed each quarter.

Other Comprehensive Income (Loss)

For the quarter ended March 31, 2012 and 2011, respectively, the sole component of Other Comprehensive Income (Loss) was a foreign currency translation adjustment.

New Accounting Pronouncements

Accounting Standards Update (ASU) 2011-08, Intangibles—Goodwill and Other (Topic 350):  Testing Goodwill for Impairment.  In September 2011, the FASB issued guidance to amend and simplify the rules related to testing goodwill for impairment.  The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this guidance did not have any effect on the Company’s consolidated financial statements.

ASU 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.  In June 2011, the FASB issued new accounting guidance related to the presentation of comprehensive income that eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity.  The amendments require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  The Company adopted this guidance in the quarter ended March 31, 2012.  The adoption of this guidance did not have any impact on the Company's financial position, results of operations or cash flows and only impacted the presentation of other comprehensive income in the financial statements.

3. INVENTORIES

Inventories, net of reserves consisted of the following:

	March 31,	December 31,
	2012	2011
	(dollars in thousands)

Finished Goods	$ 4,971	$ 4,824
Raw Materials	1,899	1,641

Total Inventory	$ 6,870	$ 6,465

4. LINE OF CREDIT

On December 30, 2010, the Company agreed to a new Revolving Line of Credit Note and Loan Agreement with Sovereign Bank, NA (“Sovereign”).  The Company established a line of credit facility in the maximum amount of $10,000,000, maturing on December 31, 2014, with funds available for working capital purposes and other cash needs.  The loan is collateralized by all of the Company’s tangible and intangible assets.  The loan agreement provides for the payment of any borrowings under the agreement at an interest rate range of either LIBOR plus 1.75% to plus 2.75% (for borrowings with a fixed term of 30, 60, or 90 days), or, Prime less 0.50% to plus 0.50% (for borrowings with no fixed term other than the December 31, 2014 maturity date), depending upon the Company’s then existing financial ratios.  At March 31, 2012, the Company’s ratio would allow for the most favorable rate under the agreement’s range, which would be a rate of 2.22% (LIBOR plus 1.75%).  The Company is required to pay an annual commitment fee for the access to the funds, and is also obligated to pay a “Line Fee” ranging from 17.5 to 35.0 basis points of the average unused balance on a quarterly basis, depending again upon the Company’s then existing financial ratios.  The Company may terminate the line at any time during the four year term, as long as there are no amounts outstanding.

As of March 31, 2012, and December 31, 2011, the Company had no outstanding borrowings on its line of credit.

As of March 31, 2012 and December 31, 2011, the Company was in compliance with all debt covenants.

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

The Company has salary continuation agreements with one current employee, and one former employee who retired at the end of 2010.  These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death.  The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65.  The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination.  The net present value of the retirement payments associated with these agreements is $456,000 at March 31, 2012, of which $444,000 is included in Other Long Term Liabilities, and the remaining current portion of $12,000 is included in other liabilities, associated with the retired employee previously noted who is now receiving benefit payments.

The December 31, 2011 liability of $468,000, had $456,000 reported in Other Long Term Liabilities, and a current portion of $12,000 in Other Liabilities.

The Company has obtained and is the beneficiary of three whole life insurance policies with respect to the two employees discussed above, and one other policy.  The cash surrender value of such policies (included in Other Long Term Assets) amounts to $807,000 at March 31, 2012 and $756,000 at December 31, 2011.

Contingencies:

The Company’s general liability insurance policies are subject to deductibles or retentions, ranging from $25,000 to $250,000 per claim, (depending on the terms of the policy and the applicable policy year) up to an aggregate amount.  The Company is insured on a ‘first dollar’ basis for workers’ compensation subject to statutory limits.

In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”).  There has been an increase in the frequency of those Claims over the past two years relating to product liability.  The Company does not believe that the Claims have legal merit, and is therefore vigorously defending against those Claims.  The Company has in place commercial general liability insurance policies that cover the Claims, as noted above, including those alleging damages as a result of product defects.  Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. It is possible that the results of operations or liquidity and capital resources of the Company could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such lawsuits, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation and, accordingly, no provision for any liability (except for accrued legal costs for services and claim settlements previously rendered) has been made in the consolidated financial statements. Those liabilities were estimated to be $456,000 and $414,000, at March 31, 2012 and December 31, 2011, respectively, and are included in Other Liabilities.

In 2007, the Company instituted a legal complaint against a former insurer, seeking reimbursement of amounts paid in defense of a class action litigation, as well as supplementary payments made in connection with the class action.  In January 2011, an appellate court found in the Company’s favor, establishing the insurer’s legal obligation to reimburse the Company for the defense costs.  Subsequently, in March of 2012, the Company and the insurer settled the litigation for $4,700,000, with receipt of the cash occurring during that same month.  For clarity regarding this item, it is defined as the “Insurance Legal Recovery” on the accompanying condensed consolidated statement of income for the period of March 31, 2012.

In February of 2012, the Company was made aware of a fraud perpetrated by an outside party involving approximately $400,000 of insurance related premiums that the Company had prepaid for umbrella coverage. The assets are currently secured by a governmental agency who is investigating the case, and being held in a custodial account.  It is possible that not all of those funds will be returned to the Company, or the Company may need to incur additional costs to procure collection, but the outcome is currently not known or able to be estimated.  The

Company is currently pursing all avenues in an effort to bring closure to the event, reclaim the assets, and replace the insurance coverage.  These assets, which are included in Other Long Term Assets, were $376,000 at March 31, 2012.

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

Grants of Phantom Stock Units.  As of March 31, 2012, the Company had 16,790 unvested units outstanding, all of which were granted at Full Value.  On February 16, 2012, the Company granted an additional 8,690 Full Value Units with a fair value of $14.44 per unit on grant date, using historical volatility. In all cases, the grant price was equal to the closing price of the Company’s common stock at the grant date. In March 2012, the Company paid $77,000 for the 5,076 fully vested and matured units that were granted on March 6, 2008.

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

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience.  Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense as of March 31, 2012.

The total Phantom Stock related liability as of March 31, 2012 was $224,000 of which $123,000 is included in other liabilities, as it is expected to be paid in March 2013, and the balance of $101,000 is included in other long term liabilities.

In accordance with FASB ASC Topic 718 Stock Compensation, the Company recorded compensation expense of approximately $2,000 and $22,000 related to the Phantom Stock Plan for the three months ended March 31, 2012 and 2011, respectively.

The following table summarizes information about the Company’s nonvested phantom stock Units at March 31, 2012:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2011	16,381	$ 10.38
Granted	8,690	$ 14.44
Vested	(8,281)	($11.07)
Forfeited	(---)	($---)
Canceled	(---)	($---)

Nonvested at March 31, 2012	16,790	$ 12.14

Phantom Stock Unit Awards Expected to Vest	16,790	$ 12.14

 The total unrecognized compensation costs calculated at March 31, 2012 are $174,000 which will be recognized through March of 2015.  The Company will recognize the related expense over the weighted average period of 2.13 years.

7.  NONCONTROLLING INTERESTS

The Company owns 100% of all subsidiaries, except for its UK subsidiary Omega Flex, Limited, of which it owns 95%.  A noncontrolling interest owns the other 5%, and held a value of $113,000 at December 31, 2011.  The total equity of the Company including the non-controlling interest was $22,917,000 at December 31, 2011.

For the three months ended March 31, 2012, the operations of Omega Flex, Limited generated income of $52,000.  The noncontrolling interest’s portion of the income was $3,000.

The noncontrolling interest must also recognize its share of any currency translation adjustment, since the subsidiary’s functional currency is British Pounds, and the local books are translated into US Dollars for consolidation purposes.  The noncontrolling interest’s share of foreign currency translation income was $4,000 as of March 31, 2012.

At March 31, 2012, after considering the income and foreign currency translation components described above, the balance of the noncontrolling interest was $120,000.

8. SHAREHOLDERS’ EQUITY

As of March 31, 2012 and December 31, 2011, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share.  For both periods, the number of shares issued was 10,153,633, and the total number of outstanding shares was 10,091,822, with the

61,811 variance representing shares held in Treasury.

On April 4, 2012, the Company’s Board of Directors authorized an extension of its stock repurchase program without expiration, up to a maximum amount of $1,000,000.  The original program established in December of 2007 authorized the purchase of up to $5,000,000 of its common stock.  The purchases may be made from time-to-time in the open market or in privately negotiated transactions, depending on market and business conditions.  The Board retained the right to cancel, extend, or expand the share buyback program, at any time and from time-to-time.  Since inception, the Company has purchased a total of 61,811 shares for approximately $932,000, or approximately $15 per share.  The Company did not make any stock repurchases during the first three months of 2012, or during 2011.

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

9.

SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred through the date on of this filing.  During this period, the Company did not have any material subsequent events that impacted its condensed consolidated financial statements.

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

CHANGES IN FINANCIAL CONDITION

Cash and cash equivalents were $8,520,000 at March 31, 2012, compared to $3,476,000 at December 31, 2011, increasing $5,044,000 (145.1%) during the quarter.  As stated in a Form 8-K/A filed with the SEC in March of 2012, and previously in Note 5, Commitments and Contingencies, the Company received $4,700,000 as part of the Insurance Legal Recovery during March of 2012, which accounts for a majority of the change between periods.

Other Current Assets have decreased $328,000 (26.5%), while Taxes Payable have increased by $1,884,000, when comparing the March 31, 2012 balance to December 31, 2011.  The difference is largely related to the timing of tax payments.  The Company had a tax liability recorded as of March 31, 2012, with an increase in the amount of tax payable required with the Insurance Legal Recovery, less any ancillary offsetting charges associated with the Insurance Legal Recovery such as incentive compensation, defined hereafter as the “Net Insurance Legal Recovery”.  In contrast, the Company had prepaid tax payments recorded in Other Current Assets at December 31, 2011.

Accounts Payable has increased $367,000 (36%), ending at $1,386,000 at March 31, 2012, from a balance of $1,019,000 at December 31, 2011.  The majority of the change is timing related, with more payments due to vendors outstanding at the quarter end then experienced at December 31, 2011.

Accrued Commissions and Sales Incentives decreased $498,000 (23.7%), being $1,600,000 at March 31, 2012, compared to $2,098,000 at December 31, 2011.  The decrease mostly pertained to the payment of annual sales incentive programs earned in 2011 and paid in 2012, offset partially by the recording of the new 2012 program obligations.  Additionally, annual programs make up for a greater portion of the overall sales incentive payment structure, and therefore the balance at the end of a year is typically more significant than during a particular quarter.

Other Liabilities were $1,709,000 at March 31, 2012, compared to $2,143,000 at December 31, 2011.  The $434,000 (20.3%) decrease is primarily associated with the payment of various year end accruals, with the most significant being the Company’s contribution to profit sharing for the benefit of the Company’s employees.

RESULTS OF OPERATIONS

Three-months ended March 31, 2012 vs. March 31, 2011

The Company reported comparative results from continuing operations for the three-month period ended March 31, 2012 and 2011 as follows:

	Three-months ended March 31, (in thousands)

	2012	2012	2011	2011
	($000)		($000)
Net Sales	$ 14,548	100.0%	$ 11,498	100.0%
Gross Profit	$ 7,455	51.2%	$ 5,954	51.8%
Operating Profit	$ 5,998	41.2%	$ 1,264	11.0%

The Company’s 2012 first quarter sales increased $3,050,000 (26.5%) over the same period in 2011, ending at $14,548,000 for the three months ended March 31, 2012, compared to $11,498,000 for the same three months in 2011.

The Company has experienced growth over the prior year in most of its products during the first quarter of 2012.  The Company’s TracPipe® CounterStrike® product, a highly advanced corrugated stainless steel tubing system used mostly for fuel gas applications, easily eclipsed its previous year’s sales.  Additionally, the Company’s strategy of further diversification is beginning to bear fruit as its emerging products, such as DoubleTrac® and DEF-Trac® double-containment flexible piping systems, have expanded sales over the comparable period.  The Company’s growth in sales occurred both in the United States and internationally, most notably in the United Kingdom. Volume, or units sold, accounts for the majority of the 26.5% increase compared to the prior year quarter, with very little impact related to pricing.

The Company’s gross profit margins are very similar for the two periods, being 51.2% and 51.8% for the three-months ended March 31, 2012 and 2011, respectively.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight.  Selling expense was $2,956,000 and $2,358,000 for the three-months ended March 31, 2012 and 2011, respectively, representing an increase of $598,000.  Commissions and Freight increased largely in step with the increase in sales volume, accounting for about half of the variance from last year.  The Company also had additional costs in advertising over the prior year relating to various initiatives, and had an addition to the sales staff.  Sales expense was however largely on par with the prior year when compared as a percent of net sales, being 20.3% for the three-months ended March 31, 2012, and 20.5% for the three-months ended March 31, 2011.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services.  General and administrative expenses were $2,566,000 and $1,744,000 for the three-months ended March 31, 2012 and 2011, respectively.  The change of $822,000 between periods was largely the result of an increase in incentive compensation related to increased profits this year, as well as those profits generated from the Insurance Legal Recovery.  As a percentage of sales, general and administrative expenses increased to 17.6% for the three months ended March 31, 2012 from 15.2% for the three months ended March 31, 2011.

Insurance Legal Recovery – As previously disclosed in the Form 8-K/A filed with the Securities and Exchange Commission on March 15, 2012, the Company agreed to settle a legal dispute relating to insurance coverage and received $4,700,000 as part of the settlement during the same month.  This receipt was all recorded as income during the first quarter of 2012.  There was no comparable event during the previous year, and thus the change between periods is $4,700,000.  This event also impacted incentive compensation, which is included in the General and Administrative Expenses, and Income Tax Expenses, increasing both significantly compared to last year.

Engineering Expense.  Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs.  Engineering expenses increased $47,000.  They were $635,000 and $588,000 for the three months ended March 31, 2012 and 2011, respectively.  Engineering expenses as a percentage of sales were 4.4% for the three months ended March 31, 2012 and 5.1% for the three months ended March 31, 2011.

Operating Profits.  Reflecting all of the factors mentioned above, Operating Profits were almost four times higher than last year, or 374.5%, increasing by $4,734,000 to a profit of $5,998,000 in the three-month period ended March 31, 2012, from a profit of $1,264,000 in the three-month period ended March 31, 2011.  Excluding the Net Insurance Legal Recovery noted above, operating profits were still over 60% higher than in the prior year.

Interest Income (Expense)-Net.  Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit.  The interest income was nominal for the first quarter of 2012 and 2011, and both periods had similar amounts of income.

Other Income (Expense)-Net.  Other Income (Expense)-net primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our U.K. subsidiary.

Income Tax Expense.  Income Tax Expense was $2,137,000 for the first three months of 2012, compared to $482,000 for the same period in 2011.  Of the $1,655,000 increase in tax expense, approximately $1,400,000 was the result of the receipt of the Net Insurance Legal Recovery, with the remainder driven by an increase in profits over last year from general operations.  The Company’s effective tax rate in 2012 does however approximate the 2011 rate and does not differ materially from expected statutory rates.

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

Goodwill and Intangible Assets

In accordance with FASB ASC Topic 350 Intangibles – Goodwill, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2011.  This analysis did not indicate any impairment of goodwill.  There are no circumstances that indicate that Goodwill might be impaired at March 31, 2012.

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

Fair Value of Financial and Nonfinancial Instruments

The Company measures financial instruments in accordance with Financial Accounting Standards Board (FASB) ASC Topic 820, Fair Value Measurements and Disclosures.  The accounting standard defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures about fair value measurements.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard creates a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability. The Company relies on its actively traded share value – a level 1 input – in determining the fair value of the reporting unit in its annual impairment test as described in the FASB ASC Topic 350 Goodwill and Intangibles.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain.  No valuation allowance was deemed necessary at March 31, 2012 or at December 31, 2011.  Also, in accordance with FASB ASC Topic 740, the Company had reserves on the books for uncertainties in tax positions of $140,000 at March 31, 2012, and

$135,000 at December 31, 2011.  These reserves are reviewed each quarter.

Other Comprehensive Income (Loss)

For the quarter ended March 31, 2012 and 2011, respectively, the sole component of Other Comprehensive Income (Loss) was a foreign currency translation adjustment.

LIQUIDITY AND CAPITAL RESOURCES

Three-months ended March 31, 2012

The Company’s cash balance at March 31, 2012 was $8,520,000 compared to $3,476,000 at December 31, 2011, which represents an increase of $5,044,000 between periods.

Operating Activities

The company’s cash from operations increased $6,078,000 over the prior year, with $5,018,000 of cash provided being during the first three months of 2012, while the first three months of 2011 inversely had used cash of $1,060,000.  The Insurance Legal Recovery of $4,700,000 that was received during the first quarter of 2012 was the primary reason for this change.  Although there was a depletion in cash related to accounts receivables, there were numerous other favorable items that contributed to the increase in cash, as described below.

Cash related to accounts receivable and its applicable reserves is unfavorable by $793,000 compared to last year.  There was a sizable decrease last year in net receivables between the period of March 31, 2011 and December 31, 2010, generally related to increased cash collections during that period.  There was very little change in net receivables between March 31, 2012 and December 31, 2011.

Accrued compensation changed favorably by $770,000, largely because the Company has recorded additional incentive compensation during the first quarter of 2012 associated with the previously noted Insurance Legal Recovery, but will not expend the cash until the first quarter of 2013, consistent with historical payouts.  The first quarter of 2011 simply consisted of the payout of incentive compensation earned during 2010, offset by the first three months accrual for 2011 awards, and was thus of a more normal nature and therefore less significant.

Accrued commissions and sales incentives required $615,000 less cash.  In 2010, numerous customers were able to reach growth tiers and earn higher annual rebates, including our most significant customer, which were paid out during the first quarter of 2011.  Although sales in 2011 were stronger than in 2010, the number of customers that achieved growth tiers was not as dramatic, and therefore the payouts made during the first quarter of 2012 relative to sales incentives earned in 2011 had decreased.

Other Liabilities shows cash provided of $1,343,000 for the first three months of 2012,

compared to $197,000 provided in the first three months of the prior year. The majority of the $1,146,000 change is attributable to additional accrued taxes of approximately $1,400,000 stemming from the Net Insurance Legal Recovery.  Those taxes were still payable at the end of the first quarter, and therefore there was no cash outlay, so the change represents an addition to cash when reconciling cash to net income.  There was however additional cash outflows between years related to fringe benefits, largely associated with the timing of profit sharing payments, which offsets a portion of the gain in cash.

Investing Activities

Cash used in investing activities for the first three months of 2012 was $38,000, all related to capital expenditures.  There were no investing activities during the first three months of 2011.

Financing

There were no financing activities relative to the first three months of 2012 or 2011.

CONTINGENT LIABILITIES AND GUARANTEES

See Note 5 to the Company’s financial statements.

 OFF-BALANCE SHEET ARRANGEMENTS

Refer to Item 7 of the Company’s 2011 year-end Form 10-K under the caption “Tabular Disclosure of Contractual Obligations and Off-Balance Sheet Arrangements”.

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

Item 4 – Controls And Procedures

(a)

Evaluation of Disclosure Controls and Procedures.

At the end of the fiscal first quarter of 2012, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures.  The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission.  The Company’s management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934.  Based on

that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

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

Item 4 – Submission of Matter to a Vote of the Security Holders

No matters were submitted to the security holders of the Company for a vote during the first quarter of 2012.

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

OMEGA FLEX, INC.
(Registrant)

Date: May 9, 2012	By: /S/ Paul J. Kane______________
Paul J. Kane
Vice President – Finance
and Chief Financial Officer