Form 10-Q
period 2012-06-30
Omega Flex, Inc.
filed 2012-08-08
CIK 1317945

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).             Yes [ ]   No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company filer.  See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange.  (Check one):

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

The number of shares of the registrant’s common stock issued and outstanding as of June 30, 2012 was 10,091,822.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2012

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1 – Financial Statements

Condensed consolidated balance sheets at June 30, 2012 (unaudited)
and December 31, 2011	3

Condensed consolidated statements of income for the
three-months and six-months ended June 30, 2012 and 2011 (unaudited)	4

Condensed consolidated statements of comprehensive income for the three-months
and six-months ended June 30, 2012 and 2011 (unaudited)	5

Condensed consolidated statements of cash flows for the
six-months ended June 30, 2012 and 2011 (unaudited)	6

Notes to the condensed consolidated financial statements (unaudited)	7

Item 2- Management's Discussion and Analysis of Financial Condition
and Results of Operations	18

Item 3 – Quantitative and Qualitative Information About Market Risks	27

Item 4 – Controls and Procedures	28

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	28

Item 4 – Submission of Matter to a Vote of the Security Holders	29

Item 6 - Exhibits	30

SIGNATURE	31

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011

	(unaudited)
	(Dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$ 8,037	$ 3,476
Accounts Receivable - less allowances of
$607 and $624, respectively	9,157	9,052
Inventories-Net	6,633	6,465
Deferred Taxes	755	714
Other Current Assets	1,041	1,240

Total Current Assets	25,623	20,947

Property and Equipment - Net	5,055	5,270
Goodwill-Net	3,526	3,526
Other Long Term Assets	2,028	1,748

Total Assets	$ 36,232	$ 31,491

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 1,221	$ 1,019
Accrued Compensation	1,455	1,470
Accrued Commissions and Sales Incentives	2,227	2,098
Other Liabilities	2,287	2,143

Total Current Liabilities	7,190	6,730

Deferred Taxes	987	1,037
Other Long Term Liabilities	728	807

Total Liabilities	8,905	8,574

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 Share: authorized 20,000,000 Shares: 10,153,633 shares issued and 10,091,822 outstanding at June 30, 2012 and December 31, 2011, respectively	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	10,808	10,808
Retained Earnings	16,794	12,397
Accumulated Other Comprehensive Loss	(487)	(502)
Total Omega Flex, Inc. Shareholders’ Equity	27,216	22,804
Noncontrolling Interest	111	113

Total Shareholders’ Equity	27,327	22,917

Total Liabilities and Shareholders’ Equity	$ 36,232	$ 31,491

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three-months ended		For the six-months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Amounts in Thousands, except earnings per Common Share)

Net Sales	$ 14,256	$ 13,387	$ 28,804	$ 24,885

Cost of Goods Sold	7,169	6,570	14,262	12,114

Gross Profit	7,087	6,817	14,542	12,771

Selling Expense	3,058	2,690	6,014	5,048
General and Administrative Expense	2,699	1,677	5,265	3,421
Insurance Legal Recovery	---	---	(4,700)	---
Engineering Expense	595	648	1,230	1,236

Operating Profit	735	1,802	6,733	3,066

Interest Income	5	4	8	6
Other Income (Expense)	(14)	24	45	52

Income Before Income Taxes	726	1,830	6,786	3,124

Income Tax Expense	255	671	2,392	1,153

Net Income	471	1,159	4,394	1,971
Less: Net Loss attributable to the Noncontrolling Interest, Net of Tax	6	6	3	13

Net Income attributable to Omega Flex, Inc.	$ 477	$ 1,165	$ 4,397	$ 1,984

Basic Earnings per Common Share:
Earnings per Share	$ 0.05	$ 0.12	$ 0.44	$ 0.20

Basic Weighted-Average Shares Outstanding	10,092	10,092	10,092	10,092

Diluted Earnings per Common Share:
Earnings per Share	$ 0.05	$ 0.12	$ 0.44	$ 0.20

Diluted Weighted-Average Shares Outstanding	10,092	10,092	10,092	10,092

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

 OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three-months ended		For the six-months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Amounts in Thousands)		(Amounts in Thousands)

Net Income	$ 471	$ 1,159	$ 4,394	$ 1,971

Other Comprehensive Income, Net of Tax:
Foreign Currency Translation Adjustment, net of Taxes	(54)	1	16	89
Other Comprehensive Income	(54)	1	16	89

Comprehensive Income	417	1,160	4,410	2,060

Less: Comprehensive Income (Loss) Attributable to the Noncontrolling Interest	(9)	(5)	(2)	(8)

Total Other Comprehensive Income	$ 426	$ 1,165	$ 4,412	$ 2,068

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six-months ended
	June 30,
	2012	2011
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net Income	$ 4,394	$ 1,971
Adjustments to Reconcile Net Income to
Net Cash Provided By (Used In) Operating Activities:
Non-Cash Compensation Expense	13	12
Depreciation and Amortization	324	319
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	(17)	(117)
Changes in Assets and Liabilities:
Accounts Receivable	(81)	(366)
Inventory	(164)	(594)
Other Assets	(141)	124
Accounts Payable	202	231
Accrued Compensation	(18)	(600)
Accrued Commissions and Sales Incentives	128	(1,113)
Other Liabilities	2	(229)
Net Cash Provided by (Used In) Operating Activities	4,642	(362)

Cash Flows from Investing Activities:
Capital Expenditures	(105)	(86)
Net Cash Used in Investing Activities	(105)	(86)

Net Increase (Decrease) in Cash and Cash Equivalents	4,537	(448)
Translation effect on cash	24	41
Cash and Cash Equivalents – Beginning of Period	3,476	2,209

Cash and Cash Equivalents – End of Period	$ 8,037	$ 1,802

Supplemental Disclosure of Cash Flow Information

Cash paid for Income Taxes	$ 2,343	$ 1,428

Cash paid for Interest	$ -	$ -

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

 OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”).  The Company’s unaudited  condensed consolidated financial statements for the quarter ended June 30, 2012 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), and with the instructions of Form 10-Q and Article 10 of Regulation S-X.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K).  All material inter-company accounts and transactions have been eliminated in consolidation.  It is Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature or a description is provided for any adjustments that are not of a normal recurring nature.

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

Goodwill and Intangible Assets

In accordance with FASB ASC Topic 350 Intangibles – Goodwill, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2011.  This analysis did not indicate any impairment of goodwill.  There are no circumstances that indicate that Goodwill might be impaired at June 30, 2012.

Product Liability Reserves

Product liability reserves represent the estimated unpaid amounts under the Company’s insurance policies with respect to existing claims.  The Company uses the most current available data to estimate claims.  As explained more fully under Contingencies, for various product liability claims covered under the Company’s general liability insurance policies, the Company must pay certain defense costs within its deductible or self-insured retention limits, ranging from $25,000 to $250,000 per claim, depending on the terms of the policy in the applicable policy year, up to an aggregate amount.  The Company is vigorously defending against all known claims.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period in which the rate is enacted.  A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain.  No valuation reserve was deemed necessary at June 30, 2012 or at December 31, 2011.  Also, in accordance with FASB ASC Topic 740 (formerly FIN 48), the Company had reserves on the books for uncertainties in tax positions of $146,000 at June 30, 2012, and $135,000 at December 31, 2011.  These reserves are reviewed each quarter.

Other Comprehensive Income (Loss)

For the three and six-months ended June 30, 2012 and 2011, respectively, the sole component of Other Comprehensive Income (Loss) was a foreign currency translation adjustment.

New Accounting Pronouncements

Accounting Standards Update (ASU) 2011-08, Intangibles—Goodwill and Other (Topic 350):  Testing Goodwill for Impairment.  In September 2011, the FASB issued guidance to amend and simplify the rules related to testing goodwill for impairment.  The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Management is currently evaluating the impact on the consolidated financial statements as a result of potentially adopting this guidance, but does believe it will have any material impact.

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

3. INVENTORIES

Inventories, net of reserves consisted of the following:

	June 30,	December 31,
	2012	2011
	(dollars in thousands)

Finished Goods	$ 5,038	$ 4,824
Raw Materials	1,595	1,641

Total Inventory	$ 6,633	$ 6,465

4. LINE OF CREDIT

On December 30, 2010, the Company agreed to a new Revolving Line of Credit Note and Loan Agreement with Sovereign Bank, NA (“Sovereign”).  The Company established a line of credit facility in the maximum amount of $10,000,000, maturing on December 31, 2014, with funds available for working capital purposes and other cash needs.  The loan is collateralized by all of the Company’s tangible and intangible assets.  The loan agreement provides for the payment of any borrowings under the agreement at an interest rate range of either LIBOR plus 1.75% to plus 2.75% (for borrowings with a fixed term of 30, 60, or 90 days), or, Prime less 0.50% to plus 0.50% (for borrowings with no fixed term other than the December 31, 2014 maturity date), depending upon the Company’s then existing financial ratios.  At June 30, 2012, the Company’s ratio would allow for the most favorable rate under the agreement’s range, which would be a rate of 2.20% (LIBOR plus 1.75%).  The Company is required to pay an annual commitment fee for the access to the funds, and is also obligated to pay a “Line Fee” ranging from 17.5 to 35.0 basis points of the average unused balance on a quarterly basis, depending again upon the Company’s then existing financial ratios.  The Company may terminate the line at any time during the four year term, as long as there are no amounts outstanding.

As of June 30, 2012, and December 31, 2011, the Company had no outstanding borrowings on its line of credit.

As of June 30, 2012 and December 31, 2011, the Company was in compliance with all debt covenants.

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

The Company has salary continuation agreements with one current employee, and one former employee who retired at the end of 2010.  These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death.  The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65.  The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination.  The net present value of the retirement payments associated with these agreements is $477,000 at June 30, 2012, of which $465,000 is included in Other Long Term Liabilities, and the remaining current portion of $12,000 is included in Other Liabilities, associated with the retired employee previously noted who is now receiving benefit payments.  The December 31, 2011 liability of $468,000, had $456,000 reported in Other Long Term Liabilities, and a current portion of $12,000 in Other Liabilities. The increase in the liability was largely related to the time value of money, and the related decrease in the discount rate used to compute the liability.

The Company has obtained and is the beneficiary of three whole life insurance policies with respect to the two employees discussed above, and one other employee policy.  The cash surrender value of such policies (included in Other Long Term Assets) amounts to $809,000 at June 30, 2012 and $756,000 at December 31, 2011.

Contingencies:

The Company’s general liability insurance policies are subject to deductibles or retentions, ranging from $25,000 to $250,000 per claim, (depending on the terms of the policy and the applicable policy year) up to an aggregate amount.  The Company is insured on a ‘first dollar’ basis for workers’ compensation subject to statutory limits.

In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”).  There has been an increase in the frequency of those Claims over the past two years relating to product liability.  The Company does not believe that the Claims have legal merit, and is therefore vigorously defending against those Claims.  The Company has in place commercial general liability insurance policies that cover the Claims, as noted above, including those alleging damages as a result of product defects.  Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $250,000, depending upon the insurance deductible in place for the respective claim year, and the aggregate maximum exposure for all current open claims is estimated to not exceed $3,500,000.  It is possible that the results of operations or liquidity and capital resources of the Company could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such lawsuits, potentially materially. Again, the Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation and, accordingly, no provision for any liability (except for accrued legal costs for services and claim settlements previously rendered) has been made in the consolidated financial statements. The liabilities recorded on the Company’s books at June 30, 2012 and December 31, 2011 were $610,000 and $414,000, respectively, and are included in Other Liabilities.

In 2007, the Company instituted a legal complaint against a former insurer, seeking reimbursement of amounts paid in defense of a class action litigation, as well as supplementary payments made in connection with the class action.  In March of 2012, the Company and the insurer settled the litigation for $4,700,000, with receipt of the cash occurring during that same month.  For clarity regarding this item, it is defined as the “Insurance Legal Recovery” on the accompanying condensed consolidated statement of income for the six-months ended June 30, 2012.

In February of 2012, the Company was made aware of a fraud perpetrated by an outside party involving approximately $400,000 of insurance related premiums that the Company had prepaid for umbrella coverage. The assets are currently secured by a governmental agency who is investigating the case, and being held in a custodial account.  It is possible that not all of those funds will be returned to the Company, or the Company may need to incur additional costs to procure collection, but the outcome is currently not known or able to be estimated.  The Company is currently pursing all avenues in an effort to bring closure to the event, reclaim the assets, and has since replaced the aforementioned insurance coverage.  These assets, which are included in Other Long Term Assets, were $354,000 at June 30, 2012.

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

Grants of Phantom Stock Units.  As of December 31, 2011, the Company had 16,381 unvested units outstanding, all of which were granted at Full Value.  On February 16, 2012, the Company granted an additional 8,690 Full Value Units with a fair value of $14.44 per unit on grant date, using historical volatility. In all cases, the grant price was equal to the closing price of the Company’s common stock at the grant date. In March 2012, the Company paid $77,000 for the 5,076 fully vested and matured units that were granted on March 6, 2008.

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

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience.  Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense as of June 30, 2012.

The total Phantom Stock related liability as of June 30, 2012 was $234,000 of which $117,000 is included in other liabilities, as it is expected to be paid in March 2013, and the balance of $117,000 is included in other long term liabilities.

In accordance with FASB ASC Topic 718 Stock Compensation, the Company recorded compensation expense of approximately $13,000 related to the Phantom Stock Plan for each of the six month periods ended June 30, 2012 and 2011.

The following table summarizes information about the Company’s nonvested phantom stock Units at June 30, 2012:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2011	16,381	$ 10.38
Granted	8,690	$ 14.44
Vested	(8,281)	($11.07)
Forfeited	(---)	($---)
Canceled	(---)	($---)

Nonvested at June 30, 2012	16,790	$ 12.14

Phantom Stock Unit Awards Expected to Vest	16,790	$ 12.14

 The total unrecognized compensation costs calculated at June 30, 2012 were $143,000 which will be recognized through March of 2015.  The Company will recognize the related expense over the weighted average period of 1.91 years.

7.  NONCONTROLLING INTERESTS

The Company owns 100% of all subsidiaries, except for its UK subsidiary Omega Flex, Limited, of which it owns 95%.  A noncontrolling interest owns the other 5%, and held a value of $113,000 at December 31, 2011.  The total equity of the Company including the non-controlling interest was $22,917,000 at December 31, 2011.

For the six months ended June 30, 2012, the operations of Omega Flex, Limited generated loss of $62,000.  The noncontrolling interest’s portion of the loss was $3,000.

The noncontrolling interest must also recognize its share of any currency translation adjustment, since the subsidiary’s functional currency is British Pounds, and the local books are translated into US Dollars for consolidation purposes.  The noncontrolling interest’s share of foreign currency translation income was $1,000 as of June 30, 2012.

At June 30, 2012, after considering the income and foreign currency translation components described above, the balance of the noncontrolling interest was $111,000.

8. SHAREHOLDERS’ EQUITY

As of June 30, 2012 and December 31, 2011, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share.  At both dates, the number of shares issued was 10,153,633, and the total number of outstanding shares was 10,091,822, with the 61,811 variance representing shares held in Treasury.

On April 4, 2012, the Company’s Board of Directors authorized an extension of its stock repurchase program without expiration, up to a maximum amount of $1,000,000.  The original program established in December of 2007 authorized the purchase of up to $5,000,000 of its common stock.  The purchases may be made from time-to-time in the open market or in privately negotiated transactions, depending on market and business conditions.  The Board retained the right to cancel, extend, or expand the share buyback program, at any time and from time-to-time.  Since inception, the Company has purchased a total of 61,811 shares for approximately $932,000, or approximately $15 per share.  The Company did not make any stock repurchases during the first six months of 2012, or during the year ended December 31, 2011.

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

9.

SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred through the date of this filing.  During this period, the Company did not have any material subsequent events that impacted its condensed consolidated financial statements.

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

CHANGES IN FINANCIAL CONDITION

Cash and cash equivalents were $8,037,000 at June 30, 2012, compared to $3,476,000 at December 31, 2011, increasing $4,561,000 or 131.2% during the six months ended June 30, 2012.  As disclosed in previous SEC filings, in March of 2012 the Company received $4,700,000 as part of an Insurance Legal Recovery.  The Insurance Legal Recovery, less its by-product costs such as taxes, accounts for a majority of the change between periods.  Earnings from the general business operation and its resulting cash account for the remainder of the change.

Other Long Term Assets have increased by $280,000 (16.0%), when comparing the June 30, 2012 balance to December 31, 2011.  The increase is primarily attributed to the Company’s purchase of long term insurance coverage, partially offset by the current year amortization of those policies.

Accounts Payable has increased $202,000 (19.8%), ending at $1,221,000 at June 30, 2012, from a balance of $1,019,000 at December 31, 2011.  The majority of the change is timing related, with more payments due to vendors outstanding at the quarter end then experienced at December 31, 2011, but nothing of an unusual nature.

RESULTS OF OPERATIONS

Three-months ended June 30, 2012 vs. June 30, 2011

The Company reported comparative results from operations for the three-month period ended June 30, 2012 and 2011 as follows:

	Three-months ended June 30, (in thousands)

	2012	2012	2011	2011
	($000)		($000)
Net Sales	$ 14,256	100.0%	$ 13,387	100.0%
Gross Profit	$ 7,087	49.7%	$ 6,817	50.9%
Operating Profit	$ 735	5.2%	$ 1,802	13.5%

The Company’s 2012 second quarter sales increased $869,000 (6.5%) over the same period in 2011, ending at $14,256,000 for the three months ended June 30, 2012, compared to $13,387,000 for the same three months in 2011.

During the second quarter, the Company recognized steady growth over the prior year with its flagship gas piping product, TracPipe® CounterStrike® , and experienced a continued surge in the sales of its emerging double-containment piping products, such as DoubleTrac® and DEF-Trac®.  The increase in sales occurred mostly in the United States, as sales in the United Kingdom have slowed during the quarter, as that territory, and Europe in general have shown signs of economic weakness.  Volume, or units sold, increased approximately 9% compared to the prior year quarter, but this increase was partially offset by pricing related concessions required to combat competitive market conditions.

The Company’s gross profit margins went down slightly between the two periods, being 49.7% and 50.9% for the three-months ended June 30, 2012 and 2011, respectively.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight.  Selling expense was $3,058,000 and $2,690,000 for the three-months ended June 30, 2012 and 2011, respectively, representing an increase of $368,000.  Commissions and Freight together increased $236,000, largely in stride with the increase in sales volume, which is more than half of the variance from last year.  The Company also added sales staff during the year, and had additional travel costs.  Sales expense as a percent of net sales increased mildly, being 21.5% for the three-months ended June 30, 2012, and 20.1% for the three-months ended June 30, 2011.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services.  General and administrative expenses were $2,699,000 and $1,677,000 for the three-months ended June 30, 2012 and 2011, respectively, increasing $1,022,000 between periods.  The Company experienced an increase of $1,216,000 in legal and insurance related expenses primarily associated with product liability claims and coverage.  Those increases were however slightly offset by a decrease in costs of various other items.  As a percentage of sales, general and administrative expenses increased to 18.9% for the three months ended June 30, 2012 from 12.5% for the three months ended June 30, 2011.

Engineering Expense.  Engineering expenses consist of development expenses associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes.  Engineering expenses decreased $53,000.  They were $595,000 and $648,000 for the three months ended June 30, 2012 and 2011, respectively.  Engineering expenses as a percentage of sales were 4.2% for the three months ended June 30, 2012 and 4.8% for the three months ended June 30, 2011.

Operating Profits.  Reflecting all of the factors mentioned above, Operating Profits diminished by $1,067,000 or 59.2%.  The Company had a profit of $735,000 in the three-month period ended June 30, 2012, versus a profit of $1,802,000 in the three-months ended June 30, 2011.

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

Income Tax Expense.  Income Tax Expense was $255,000 for the second quarter of 2012, compared to $671,000 for the same period in 2011.  The Company’s effective tax rate in 2012 does however approximate the 2011 rate and does not differ materially from expected statutory rates.

Six-months ended June 30, 2012 vs. June 30, 2011

The Company reported comparative results from operations for the six-month period ended June 30, 2012 and 2011 as follows:

	Six-months ended June 30, (in thousands)

	2012	2012	2011	2011
	($000)		($000)
Net Sales	$ 28,804	100.0%	$ 24,885	100.0%
Gross Profit	$ 14,542	50.5%	$ 12,771	51.3%
Operating Profit	$ 6,733	23.4%	$ 3,066	12.3%

The Company’s sales for the first six months of 2012 increased $3,919,000 (15.7%) over the same period in 2011, ending at $28,804,000 and $24,885,000 in 2012 and 2011, respectively.

The success over the prior year is primarily driven by the appeal in the gas market of the Company’s flagship product, TracPipe® CounterStrike® , along with a surge in the sales of its emerging products, such as DoubleTrac® and DEF-Trac® double-containment flexible piping systems.  The sales incline has been produced by domestic operations, as United Kingdom operations have slowed, as that territory, and Europe in general have shown signs of economic weakness. Volume, or units sold, increased approximately 17% compared to the prior year quarter, but pricing concessions due to a competitive market place trimmed the increase in sales dollars back to the 15.7% discussed above.

The Company’s gross profit margins are very similar for the two periods, being 50.5% and 51.3% for the six-months ended June 30, 2012 and 2011, respectively.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight.  Selling expense was $6,014,000 and $5,048,000 for the six-months ended June 30, 2012 and 2011, respectively, representing an increase of $966,000.  Commissions and Freight increased largely in unison with the increase in sales volume, accounting for $540,000, or slightly more than half of the variance from last year.  The Company also had more costs in advertising relating to various initiatives, and additional sales staff and travel related expenses compared to last year.  Sales expense was however largely on par with the prior year when compared as a percent of net sales, being 20.9% for the six-months ended June 30, 2012, and 20.3% for the six-months ended June 30, 2011.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services.  General and administrative expenses were $5,265,000 and $3,421,000 for the six-months ended June 30, 2012 and 2011, respectively, increasing $1,844,000 between periods.  Compared to last year, the Company incurred 1,150,000 of additional legal and insurance related expenses primarily associated with product liability claims and coverage.  Furthermore, the Company absorbed $765,000 additional administrative staffing expenses in 2012, which includes an increase in incentive compensation related to increased profits from this year’s general business activities, as well as the additional earnings derived from the Insurance Legal Recovery discussed below.  Those increases were slightly offset by efficiencies found in various other items.  As a percentage of sales, general and administrative expenses increased to 18.3% for the six-months ended June 30, 2012 from 13.7% for the six months ended June 30, 2011.

Insurance Legal Recovery – As previously disclosed in the Form 8-K/A filed with the Securities and Exchange Commission on March 15, 2012, the Company agreed to settle a legal dispute relating to insurance coverage and received $4,700,000 as part of the settlement during the same month.  This receipt was all recorded as income during the first quarter of 2012.  There was no comparable event during the previous year, and thus the change between periods is $4,700,000.  This event also impacted incentive compensation, which is included in the General and Administrative Expenses, and Income Tax Expense, increasing both significantly compared to last year.

Engineering Expense.  Engineering expenses consist of development expenses associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes.  Engineering expenses were largely in-line between periods, as they were $1,230,000 and $1,236,000 for the six months ended June 30, 2012 and 2011, respectively.  Engineering expenses as a percentage of sales improved, being 4.3% for the six months ended June 30, 2012 and 5.0% for the six months ended June 30, 2011.

Operating Profits.  Reflecting all of the factors mentioned above, Operating Profits were up 119.6%, increasing by $3,667,000 to a profit of $6,733,000 in the six-months ended June 30, 2012, from a profit of $3,066,000 in the six-months ended June 30, 2011.  Excluding the Insurance Legal Recovery less its applicable auxiliary costs, operating profits were however 8.9% lower than in the prior year.

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

Income Tax Expense.  Income Tax Expense was $2,392,000 for the first six months of 2012, compared to $1,153,000 for the same period in 2011.  Of the $1,239,000 increase in tax expense, approximately $1,400,000 was the result of the receipt of the Insurance Legal Recovery, with a partially offsetting decrease however associated with the decrease in profits from general operations.  The Company’s effective tax rate in 2012 does however approximate the 2011 rate and does not differ materially from expected statutory rates.

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

Goodwill and Intangible Assets

In accordance with FASB ASC Topic 350 Intangibles – Goodwill, the Company performs an annual impairment test in accordance with this guidance at the end of each year, or when a triggering event is noted that may create impairment.  This was last tested at December 31, 2011, and the analysis did not indicate any impairment of goodwill.  There are no circumstances that indicate that Goodwill might be impaired at June 30, 2012.

Product Liability Reserves

Product liability reserves represent the estimated unpaid amounts under the Company’s insurance policies with respect to existing claims.  The Company uses the most current available data to estimate claims.  As explained more fully under Contingencies, for various product liability claims covered under the Company’s general liability insurance policies, the Company must pay certain defense costs within its deductible or self-insured retention limits, ranging from $25,000 to $250,000 per claim, depending on the terms of the policy in the applicable policy year, up to an aggregate amount.  The Company is vigorously defending against all known claims.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain.  No valuation allowance was deemed necessary at June 30, 2012 or at December 31, 2011.  Also, in accordance with FASB ASC Topic 740, the Company had reserves on the books for uncertainties in tax positions of $146,000 at June 30, 2012, and $135,000 at December 31, 2011.  These reserves are reviewed each quarter.

Other Comprehensive Income (Loss)

For the quarter ended June 30, 2012 and 2011, respectively, the sole component of Other Comprehensive Income (Loss) was a foreign currency translation adjustment.

LIQUIDITY AND CAPITAL RESOURCES

Six-months ended June 30, 2012

The Company’s cash balance at June 30, 2012 was $8,037,000 compared to $3,476,000 at December 31, 2011, which represents an increase of $4,561,000 between periods.

Operating Activities

For the first six months of 2012, the company’s cash from operations increased $5,004,000 over the comparable period in the prior year.  The Insurance Legal Recovery received during the first quarter of 2012 served to enhance cash from operations by approximately $3,300,000 after considering the deduction for taxes.  The other main contributors to the cash increase relate to Inventory, Accrued Compensation and Accrued Sales Commissions and Incentives, as described below.

Cash expended for Inventory purchases had been reduced by $430,000 during the first six months of June compared to the same period last year.  During the first six months of 2011, the Company had to ramp up inventory levels that were highly depleted during the end of 2010 when some significant customers had bought ahead.  The purchasing habits in 2012 have been more standard.

Accrued compensation changed favorably by $582,000, largely because the Company has recorded additional incentive compensation during the first quarter of 2012, earned largely in associated with the previously noted Insurance Legal Recovery.  Although the additional accrued compensation amount impacted net income, the related cash will not be paid out until the first quarter of 2013, and is thus added back to cash from operations for cash flow purposes.  The accrual for 2011 was more normal and less significant in nature.

Accrued commissions and sales incentives required $1,241,000 less cash.  In 2010, numerous customers were able to reach growth tiers and earn higher annual rebates, including our most significant customer, which was then paid out during the first quarter of 2011.  Although sales in 2011 were stronger than in 2010, the number of customers that achieved growth tiers was not as dramatic, and therefore the payouts made during the first quarter of 2012 relative to sales incentives earned in 2011 had decreased.

Investing Activities

Cash used in investing activities for the first six months of 2012 and 2011 was $105,000 and $86,000, respectively, all related to capital expenditures for both years.

Financing

There were no financing activities relative to the first six months of 2012 or 2011.

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

Item 4 – Controls And Procedures

(a)

Evaluation of Disclosure Controls and Procedures.

At the end of the fiscal second quarter of 2012, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures.  The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission.  The Company’s management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is not presently involved in any single litigation that it believes could materially and adversely affect its financial condition or results of operations.  The results could however be materially impacted if the cumulative open cases resulted in unfavorable determinations.

In October 2010, the Company took the first case relating to CSST and lightning to trial.  At trial the Company proved that it was not negligent in the product design, but the jury did find the Company liable under strict product liability.  However, the company has appealed the jury verdict.  The final outcome of the case is not yet determined.  The Company has insurance protection with regards to this case and therefore no liability is reflected in the financials associated with this item.

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

Item 4 – Submission of Matter to a Vote of the Security Holders

On June 5, 2012, the Company held its 2012 Annual Meeting of Shareholders.  The shareholders voted on the following proposals:

1.

To elect three Class 3 directors for a three year term expiring at the 2015 annual meeting of shareholders.

2.

To ratify the appointment by the audit committee of the board of directors of McGladrey LLP (McGladrey), as the independent auditors for the Company for the fiscal year ending December 31, 2012.

The results of the voting are as follows:

1.	Election of Directors
		For	Withheld	Non-votes

	David K Evans	6,448,542	514,348	1,187,771
	David W Hunter	6,448,338	514,552	1,187,771
	Stewart B Reed	6,288,841	674,049	1,187,771

2.	The proposal to approve the Omega Flex, Inc
	Executive Incentive Plan

	For	6,895,423
	Against	50,352
	Abstain	17,115

3.	To ratify the appointment of McGladrey
	to audit the Company’s financial
	statements for the year ending
	December 31, 2012:

	For	7,387,148
	Against	753,440
	Abstain	10,073

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

OMEGA FLEX, INC.
(Registrant)

Date: August 8, 2012	By: /S/ Paul J. Kane______________
Paul J. Kane
Vice President – Finance
and Chief Financial Officer