Form 10-Q/A
period 2012-06-30
Omega Flex, Inc.
filed 2012-09-06
CIK 1317945

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

Explanatory Note

On August 8, 2012, Omega Flex, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the six-month period ended June 30, 2012 (the “Initial Form 10-Q”).  This Quarterly Report on Form 10-Q/A (the “Form 10-Q/A”) is solely to amend Item 6, “Exhibits,” specifically by including Exhibit 101 containing the Company’s Extensible Business Reporting Language (XBRL) materials for the six-month period ended June 30, 2012, in accordance with Rule 405 of Regulations S-T.

No other changes have been made to the Form 10-Q.  This Amendment does not reflect events that have occurred after the August 8, 2012 filing date of the Form 10-Q, or modify or update the disclosures presented therein, except to reflect the amendment described above.

PART II

OTHER INFORMATION

ITEM 6.

EXHIBITS

The list of exhibits required to be filed as exhibits to this Report is listed under the “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA FLEX, INC.
(Registrant)

Date: September 6, 2012	By: /S/ Paul J. Kane______________
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