Form 10-Q
period 2012-09-30
Omega Flex, Inc.
filed 2012-11-13
CIK 1317945

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2012

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

The number of shares of the registrant’s common stock issued and outstanding as of September 30, 2012 was 10,091,822.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2012

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1 – Financial Statements

Condensed consolidated balance sheets at September 30, 2012 (unaudited)
and December 31, 2011	3

Condensed consolidated statements of income for the
three-months and nine-months ended September 30, 2012 and 2011 (unaudited)	4

Condensed consolidated statements of comprehensive income for the three-months
and nine-months ended September 30, 2012 and 2011 (unaudited)	5

Condensed consolidated statements of cash flows for the
nine-months ended September 30, 2012 and 2011 (unaudited)	6

Notes to the condensed consolidated financial statements (unaudited)	7

Item 2- Management's Discussion and Analysis of Financial Condition
and Results of Operations	18

Item 3 – Quantitative and Qualitative Information About Market Risks	28

Item 4 – Controls and Procedures	28

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	29

Item 4 – Submission of Matter to a Vote of the Security Holders	29

Item 6 - Exhibits	29

SIGNATURE	30

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011

	(unaudited)
	(Dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$ 9,206	$ 3,476
Accounts Receivable - less allowances of
$677 and $624, respectively	11,124	9,052
Inventories-Net	6,425	6,465
Deferred Taxes	645	714
Other Current Assets	1,662	1,240

Total Current Assets	29,062	20,947

Property and Equipment - Net	4,935	5,270
Goodwill-Net	3,526	3,526
Other Long Term Assets	1,951	1,748

Total Assets	$ 39,474	$ 31,491

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 1,498	$ 1,019
Accrued Compensation	1,962	1,470
Accrued Commissions and Sales Incentives	2,634	2,098
Other Liabilities	2,581	2,143

Total Current Liabilities	8,675	6,730

Deferred Taxes	978	1,037
Other Long Term Liabilities	715	807

Total Liabilities	10,368	8,574

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 Share: authorized 20,000,000 Shares: 10,153,633 shares issued and 10,091,822 outstanding at September 30, 2012 and December 31, 2011, respectively	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	10,808	10,808
Retained Earnings	18,499	12,397
Accumulated Other Comprehensive Loss	(420)	(502)
Total Omega Flex, Inc. Shareholders’ Equity	28,988	22,804
Noncontrolling Interest	118	113

Total Shareholders’ Equity	29,106	22,917

Total Liabilities and Shareholders’ Equity	$ 39,474	$ 31,491

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three-months ended		For the nine-months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Amounts in Thousands, except earnings per Common Share)

Net Sales	$ 16,786	$ 13,690	$ 45,590	$ 38,575

Cost of Goods Sold	8,096	6,734	22,358	18,848

Gross Profit	8,690	6,956	23,232	19,727

Selling Expense	3,035	2,777	9,049	7,825
General and Administrative Expense	2,402	2,197	7,667	5,618
Insurance Legal Recovery	---	---	(4,700)	---
Engineering Expense	700	618	1,930	1,854

Operating Profit	2,553	1,364	9,286	4,430

Interest Income	10	1	18	7
Other Income (Expense)	45	(12)	90	40

Income Before Income Taxes	2,608	1,353	9,394	4,477

Income Tax Expense	900	399	3,292	1,552

Net Income	1,708	954	6,102	2,925
Less: Net (Income) Loss attributable to the Noncontrolling Interest, Net of Tax	(3)	1	---	14

Net Income attributable to Omega Flex, Inc.	$ 1,705	$ 955	$ 6,102	$ 2,939

Basic Earnings per Common Share:
Earnings per Share	$ 0.17	$ 0.09	$ 0.60	$ 0.29

Basic Weighted-Average Shares Outstanding	10,092	10,092	10,092	10,092

Diluted Earnings per Common Share:
Earnings per Share	$ 0.17	$ 0.09	$ 0.60	$ 0.29

Diluted Weighted-Average Shares Outstanding	10,092	10,092	10,092	10,092

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

 OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three-months ended		For the nine-months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Amounts in Thousands)		(Amounts in Thousands)

Net Income	$ 1,708	$ 954	$ 6,102	$ 2,925

Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation Adjustment, Net of Taxes	71	(59)	87	30
Other Comprehensive Income	71	(59)	87	30

Comprehensive Income	1,779	895	6,189	2,955

Less: Comprehensive Income (Loss) Attributable to the Noncontrolling Interest, Net of Taxes	(7)	5	(5)	13

Total Other Comprehensive Income	$ 1,772	$ 900	$ 6,184	$ 2,968

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine-months ended
	September 30,
	2012	2011
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net Income	$ 6,102	$ 2,925
Adjustments to Reconcile Net Income to
Net Cash Provided By (Used In) Operating Activities:
Non-Cash Compensation Expense	9	28
Depreciation and Amortization	455	482
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	55	(32)
Changes in Assets and Liabilities:
Accounts Receivable	(2,070)	(1,483)
Inventory	81	(182)
Other Assets	(605)	(1,659)
Accounts Payable	470	135
Accrued Compensation	488	(419)
Accrued Commissions and Sales Incentives	532	(664)
Other Liabilities	271	100
Net Cash Provided by (Used In) Operating Activities	5,788	(769)

Cash Flows from Investing Activities:
Capital Expenditures	(109)	(85)
Net Cash Used in Investing Activities	(109)	(85)

Net Increase (Decrease) in Cash and Cash Equivalents	5,679	(854)
Translation effect on cash	51	7
Cash and Cash Equivalents – Beginning of Period	3,476	2,209

Cash and Cash Equivalents – End of Period	$ 9,206	$ 1,362

Supplemental Disclosure of Cash Flow Information

Cash paid for Income Taxes	$ 3,402	$ 2,301

Cash paid for Interest	$ -	$ -

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

 OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”).  The Company’s unaudited  condensed consolidated financial statements for the periods ended September 30, 2012 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), and with the instructions of Form 10-Q and Article 10 of Regulation S-X.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K).  All material inter-company accounts and transactions have been eliminated in consolidation.  It is Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature or a description is provided for any adjustments that are not of a normal recurring nature.

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

Goodwill and Intangible Assets

In accordance with FASB ASC Topic 350 Intangibles – Goodwill, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2011.  This analysis did not indicate any impairment of goodwill.  There are no circumstances that indicate that Goodwill might be impaired at September 30, 2012.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period in which the rate is enacted.  A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain.  No valuation allowance was deemed necessary at September 30, 2012 or at December 31, 2011.  Also, in accordance with FASB ASC Topic 740 (formerly FIN 48); the Company had reserves on the books for uncertainties in tax positions of $118,000 at September 30, 2012, and $135,000 at December 31, 2011.  These reserves are reviewed each quarter.

Other Comprehensive Income (Loss)

For the three and nine-months ended September 30, 2012 and 2011, respectively, the sole component of Other Comprehensive Income (Loss) was a foreign currency translation adjustment.

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

ASU 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.  In June 2011, the FASB issued new accounting guidance related to the presentation of comprehensive income that eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders' equity.  The amendments require that all non-owner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  The Company adopted this guidance in the quarter ended March 31, 2012.  The adoption of this guidance did not have any impact on the Company's financial position, results of operations or cash flows and only impacted the presentation of other comprehensive income in the financial statements.

3. INVENTORIES

Inventories, net of reserves consisted of the following:

	September 30,	December 31,
	2012	2011
	(dollars in thousands)

Finished Goods	$ 4,854	$ 4,824
Raw Materials	1,571	1,641

Total Inventory	$ 6,425	$ 6,465

4. LINE OF CREDIT

On December 30, 2010, the Company agreed to a new Revolving Line of Credit Note and Loan Agreement with Sovereign Bank, NA (“Sovereign”).  The Company established a line of credit facility in the maximum amount of $10,000,000, maturing on December 31, 2014, with funds available for working capital purposes and other cash needs.  The loan is collateralized by all of the Company’s tangible and intangible assets.  The loan agreement provides for the payment of any borrowings under the agreement at an interest rate range of either LIBOR plus 1.75% to plus 2.75% (for borrowings with a fixed term of 30, 60, or 90 days), or, Prime less 0.50% to plus 0.50% (for borrowings with no fixed term other than the December 31, 2014 maturity date), depending upon the Company’s then existing financial ratios.  At September 30, 2012, the Company’s ratio would allow for the most favorable rate under the agreement’s range, which would be a rate of 2.07% (LIBOR plus 1.75%).  The Company is required to pay an annual commitment fee for the access to the funds, and is also obligated to pay a “Line Fee” ranging from 17.5 to 35.0 basis points of the average unused balance on a quarterly basis, depending again upon the Company’s then existing financial ratios.  The Company may terminate the line at any time during the four year term, as long as there are no amounts outstanding.

As of September 30, 2012, and December 31, 2011, the Company had no outstanding borrowings on its line of credit.

As of September 30, 2012 and December 31, 2011, the Company was in compliance with all debt covenants.

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

The Company has salary continuation agreements with one current employee, and one former employee who retired at the end of 2010.  These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death.  The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65.  The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination.  The net present value of the retirement payments associated with these agreements is $486,000 at September 30, 2012, of which $474,000 is included in Other Long Term Liabilities, and the remaining current portion of $12,000 is included in Other Liabilities, associated with the retired employee previously noted who is now receiving benefit payments.  The December 31, 2011 liability of $468,000, had $456,000 reported in Other Long Term Liabilities, and a current portion of $12,000 in Other Liabilities. The increase in the liability was largely related to the time value of money, and the related decrease in the discount rate used to compute the liability.

The Company has obtained and is the beneficiary of three whole life insurance policies with respect to the two employees discussed above, and one other employee policy.  The cash surrender value of such policies (included in Other Long Term Assets) amounts to $828,000 at September 30, 2012 and $756,000 at December 31, 2011.

Contingencies:

The Company’s general liability insurance policies are subject to deductibles or retentions, ranging from $25,000 to $250,000 per claim, (depending on the terms of the policy and the applicable policy year) up to an aggregate amount.  The Company is insured on a ‘first dollar’ basis for workers’ compensation subject to statutory limits.

In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”).  There has been an increase in the frequency of those Claims over the past two years relating to product liability.  The Company does not believe that the Claims have legal merit, and is therefore vigorously defending against those Claims.  The Company has in place commercial general liability insurance policies that cover the Claims, as noted above, including those alleging damages as a result of product defects.  Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $250,000, depending upon the insurance deductible in place for the respective claim year, and the aggregate maximum exposure for all current open claims is estimated to not exceed $3,700,000.  It is possible that the results of operations or liquidity and capital resources of the Company could be adversely affected by the ultimate outcome of the pending litigation as a result of the costs of contesting such lawsuits, potentially materially. Again, the Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation and, accordingly, the liability in the consolidated financial statements represents an accrual for legal costs for services previously rendered and settlements for existing claims. The liabilities recorded on the Company’s books at September 30, 2012 and December 31, 2011 were $598,000 and $414,000, respectively, and are included in Other Liabilities.

In 2007, the Company instituted a legal complaint against a former insurer, seeking reimbursement of amounts paid in defense of a class action litigation, as well as supplementary payments made in connection with the class action.  In March of 2012, the Company and the insurer settled the litigation for $4,700,000, with receipt of the cash occurring during that same month.  For clarity regarding this item, it is defined as the “Insurance Legal Recovery” on the accompanying condensed consolidated statement of income for the nine-months ended September 30, 2012.

In February of 2012, the Company was made aware of a fraud perpetrated by an outside party involving insurance related premiums that the Company had prepaid for umbrella coverage. The assets are currently secured by a governmental agency who is investigating the case, and being held in a custodial account.  The value of the assets amount to $333,000 at September 30, 2012, and are included in Other Long Term Assets.  It is possible that not all of those funds will be returned to the Company, or the Company may need to incur additional costs to procure collection, but the outcome is currently not known or able to be estimated.  The Company is currently pursing all avenues in an effort to bring closure to the event, reclaim the assets, and has since replaced the aforementioned insurance coverage.

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

The Units are granted to participants upon the recommendation of the Company’s CEO, and the approval of the Compensation Committee.  Each of the Units that are granted to a participant will be initially valued by the Compensation Committee, at an amount equal to the closing price of the Company’s common stock on the grant date, but are recorded at fair value using the Black-Sholes method as described below.  The Units follow a vesting schedule, with a maximum vesting of 3 years after the grant date.  Upon vesting, the Units represent a contractual right of payment for the value of the Unit.  The Units will be paid on their maturity date, one year after all of the Units granted in a particular award have fully vested, unless an acceptable event occurs under the terms of the Plan prior to one year, which would allow for earlier payment.  The amount to be paid to the participant on the maturity date is dependent on the type of Unit granted to the participant.

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

Grants of Phantom Stock Units.  As of December 31, 2011, the Company had 16,381 unvested units outstanding, all of which were granted at Full Value.  On February 16, 2012, the Company granted an additional 8,690 Full Value Units with a fair value of $14.44 per unit on grant date, using historical volatility. In all cases, the grant price was equal to the closing price of the Company’s common stock at the grant date. In March 2012, the Company paid $77,000 for the 5,076 fully vested and matured units that were granted on March 6, 2008.  As of September 30, 2012, the Company had 16,790 unvested units outstanding.

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

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience.  Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense as of September 30, 2012.

The total Phantom Stock related liability as of September 30, 2012 was $230,000 of which $107,000 is included in other liabilities, as it is expected to be paid in March 2013, and the balance of $123,000 is included in other long term liabilities.

In accordance with FASB ASC Topic 718 Stock Compensation, the Company recorded compensation expense of approximately $9,000 and $28,000 related to the Phantom Stock Plan for each of the nine month periods ended September 30, 2012 and 2011 respectively.

The following table summarizes information about the Company’s nonvested phantom stock Units at September 30, 2012:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2011	16,381	$ 10.38
Granted	8,690	$ 14.44
Vested	(8,281)	$ 11.07
Forfeited	(---)	(---)
Canceled	(---)	(---)

Nonvested at September 30, 2012	16,790	$ 12.14

Phantom Stock Unit Awards Expected to Vest	16,790	$ 12.14

 The total unrecognized compensation costs calculated at September 30, 2012 were $107,000 which will be recognized through March of 2015.  The Company will recognize the related expense over the weighted average period of 1.44 years.

7.  NONCONTROLLING INTERESTS

The Company owns 100% of all subsidiaries, except for its UK subsidiary Omega Flex, Limited, of which it owns 95%.  A noncontrolling interest owns the other 5%, and held a value of $113,000 at December 31, 2011.  The total equity of the Company including the non-controlling interest was $22,917,000 at December 31, 2011.

For the nine months ended September 30, 2012, the operations of Omega Flex, Limited generated loss of $3,000.  The noncontrolling interest’s portion of the loss was therefore nominal.

The noncontrolling interest must also recognize its share of any currency translation adjustment, since the subsidiary’s functional currency is British Pounds, and the local books are translated into US Dollars for consolidation purposes.  The noncontrolling interest’s share of foreign currency translation income was $5,000 as of September 30, 2012.

At September 30, 2012, after considering the income and foreign currency translation components described above, the balance of the noncontrolling interest was $118,000.

8. SHAREHOLDERS’ EQUITY

As of September 30, 2012 and December 31, 2011, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share.  At both dates, the number of shares issued was 10,153,633, and the total number of outstanding shares was 10,091,822, with the 61,811 variance representing shares held in Treasury.

On April 4, 2012, the Company’s Board of Directors authorized an extension of its stock repurchase program without expiration, up to a maximum amount of $1,000,000.  The original program established in December of 2007 authorized the purchase of up to $5,000,000 of its common stock.  The purchases may be made from time-to-time in the open market or in privately negotiated transactions, depending on market and business conditions.  The Board retained the right to cancel, extend, or expand the share buyback program, at any time and from time-to-time.  Since inception, the Company has purchased a total of 61,811 shares for approximately $932,000, or approximately $15 per share.  The Company did not make any stock repurchases during the first nine months of 2012, or during the year ended December 31, 2011.

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

CHANGES IN FINANCIAL CONDITION

Cash and cash equivalents were $9,206,000 at September 30, 2012, compared to $3,476,000 at December 31, 2011, increasing $5,730,000 or 164.8% during the nine months ended September 30, 2012.  As disclosed in previous SEC filings, in March of 2012 the Company received $4,700,000 as part of an Insurance Legal Recovery.  The Insurance Legal Recovery, less its by-product costs such as taxes, accounts for a majority of the change between periods.  Earnings from the general business operation and its resulting cash account for the remainder of the change.

Accounts Receivable was $11,124,000 at September 30, 2012, compared to $9,052,000 at December 31, 2011, increasing $2,072,000, or 22.9%.  The majority of this increase is the result of higher sales during third quarter of 2012 compared to the fourth quarter of 2011.  The aging of the Company’s receivables appears stable and consistent, and the Company is not aware of any deterioration in the viability of its customer base which is regularly monitored.

Other Current Assets have increased $422,000 or 34% from December 31, 2011, largely due to insurance premiums paid during September 2012, net of applicable amortization.

Other Long Term Assets have increased by $203,000 (11.6%), when comparing the September 30, 2012 balance to December 31, 2011.  The increase is primarily attributed to the Company’s purchase of long term insurance coverage, partially offset by the current year amortization of those policies.

Accounts Payable has increased $479,000 (47.0%), ending at $1,498,000 at September 30, 2012, from a balance of $1,019,000 at December 31, 2011.  The Company acquired raw materials during the latter part of September 2012, and those obligations were still unpaid as of the end of the period, so the change was therefore largely timing related.

Accrued Compensation was $1,962,000 at September 30, 2012, increasing $492,000 or 33.5% from its balance of $1,470,000 at December 31, 2011.  The majority of this relates to incentive compensation, which changes in correlation with profits.

Accrued Commissions and Sales Incentives were $2,634,000 and $2,098,000 at September 30, 2012 and December 31, 2011, respectively, increasing $536,000 or 25.5%.  A larger portion of the customer base has achieved growth tiers, which increases the payments due to them related to accrued sales incentives.

Other Accrued Liabilities have increased $438,000 or 20.4% from December 31, 2011, primarily due to an increase in legal and product liability accruals.

RESULTS OF OPERATIONS

Three-months ended September 30, 2012 vs. September 30, 2011

The Company reported comparative results from operations for the three-month period ended September 30, 2012 and 2011 as follows:

	Three-months ended September 30, (in thousands)

	2012	2012	2011	2011
	($000)		($000)
Net Sales	$ 16,786	100.0%	$ 13,690	100.0%
Gross Profit	$ 8,690	51.8%	$ 6,956	50.8%
Operating Profit	$ 2,553	15.2%	$ 1,364	10.0%

Net Sales.  The Company’s 2012 third quarter sales increased $3,096,000 (22.6%) over the same period in 2011, ending at $16,786,000, compared to $13,690,000 for the same three months in 2011.  Volume, or units sold, increased approximately 19% compared to the prior year quarter.  Pricing related increases largely associated with the Company’s transition to its TracPipe® CounterStrike®  gas piping product accounted for the remainder of the sales increase, as that product commands premium pricing due to its highly engineered nature and superior material components.

During the third quarter of 2012, the Company recognized steady sales growth over the prior year with its core product, TracPipe® CounterStrike® , which has benefited from the uptick in the construction environment.  Additionally, the Company experienced an increase in the sales of its double-containment piping products, such as DoubleTrac® and DEF-Trac®.  The emergence of these products has also helped the Company to further diversify its product base.

Gross Profit.  The Company’s gross profit margins increased between the two periods, being 51.8% and 50.8% for the three-months ended September 30, 2012 and 2011, respectively.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight.  Selling expense was $3,035,000 and $2,777,000 for the three-months ended September 30, 2012 and 2011, respectively, representing an increase of $258,000.  Commissions were the largest contributing factor, as they were $239,000 higher, primarily a result of the increase in sales.  Sales expense as a percent of net sales is lower, being 18.1% for the three-months ended September 30, 2012, and 20.3% for the three-months ended September 30, 2011.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services.  General and administrative expenses were $2,402,000 and $2,197,000 for the three-months ended September 30, 2012 and 2011, respectively, increasing $205,000 between periods.  Staffing related expenses  account for the bulk of the change, as they increased $180,000, largely associated with incentive compensation which increased in conjunction with higher profits.  As a percentage of sales, general and administrative expenses decreased to 14.3% for the three months ended September 30, 2012 from 16.0% for the three months ended September 30, 2011.

Engineering Expense.  Engineering expenses consist of development expenses associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes.  Engineering expenses increased $82,000.  They were $700,000 and $618,000 for the three months ended September 30, 2012 and 2011, respectively.  However, engineering expenses as a percentage of sales were lower, at 4.2% for the three months ended September 30, 2012 and 4.5% for the three months ended September 30, 2011.

Operating Profits.  Reflecting all of the factors mentioned above, Operating Profits increased by $1,189,000 or 87.2%.  The Company had a profit of $2,553,000 in the three-month period ended September 30, 2012, versus a profit of $1,364,000 in the three-months ended September 30, 2011.

Interest Income (Expense)-Net.  Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit.  The interest income was nominal for the third quarter of 2012 and 2011, and both periods had reasonably similar amounts of income.

Other Income (Expense)-Net.  Other Income (Expense)-net primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our U.K. subsidiary.

Income Tax Expense.  Income Tax Expense was $900,000 for the third quarter of 2012, compared to $399,000 for the same period in 2011.  The increase was related to higher profits.  The Company’s effective tax rate in 2012 does however approximate the 2011 rate and does not differ materially from expected statutory rates.

Nine-months ended September 30, 2012 vs. September 30, 2011

The Company reported comparative results from operations for the nine-month period ended September 30, 2012 and 2011 as follows:

	Nine-months ended September 30, (in thousands)

	2012	2012	2011	2011
	($000)		($000)
Net Sales	$ 45,590	100.0%	$ 38,575	100.0%
Gross Profit	$ 23,232	51.0%	$ 19,727	51.1%
Operating Profit	$ 9,286	20.4%	$ 4,430	11.5%

Net Sales.  The Company’s sales for the first nine months of 2012 increased $7,015,000 (18.2%) over the same period in 2011, ending at $45,590,000 and $38,575,000 in 2012 and 2011, respectively.  Volume, or units sold, increased approximately 15% compared to the prior year quarter, and price increases were also recognized largely related to the sales of the Company’s highly advanced  TracPipe® CounterStrike®, which sells at a premium compared to its predecessor product.

The success over the prior year is primarily driven by the appeal in the gas market of the Company’s flagship product, TracPipe® CounterStrike® , along with a surge in the sales of its emerging products, such as DoubleTrac® and DEF-Trac® double-containment flexible piping systems.  The increase in sales has been most notable in the domestic operations, as the construction environment in the United States has shown signs of economic recovery during 2012.

Gross Margins.  The Company’s gross profit margins are very similar for the two periods, being 51.0% and 51.1% for the nine-months ended September 30, 2012 and 2011, respectively.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight.  Selling expense was $9,049,000 and $7,825,000 for the nine-months ended September 30, 2012 and 2011, respectively, representing an increase of $1,224,000.  Commissions and Freight increased largely in unison with the increase in sales volume, accounting for $840,000, or close to 70% of the variance from last year.  The Company also had more costs in advertising relating to various initiatives, and additional sales staff and travel related expenses compared to last year.  Sales expense was however lower than the prior year when compared as a percent of net sales, being 19.8% for the nine-months ended September 30, 2012, and 20.3% for the nine-months ended September 30, 2011.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services.  General and administrative expenses were $7,667,000 and $5,618,000 for the nine-months ended September 30, 2012 and 2011, respectively, increasing $2,049,000 between periods.  Compared to last year, the Company incurred $1,195,000 of additional legal and insurance related expenses primarily associated with product liability claims and coverage.  Furthermore, the Company absorbed $942,000 additional administrative staffing expenses in 2012, which includes an increase in incentive compensation related to increased profits from this year’s general business activities, as well as the additional earnings derived from the Insurance Legal Recovery discussed below.  Those increases were slightly offset by efficiencies found in various other items.  As a percentage of sales, general and administrative expenses increased to 16.8% for the nine-months ended September 30, 2012 from 14.6% for the nine months ended September 30, 2011.

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

Engineering Expense.  Engineering expenses consist of development expenses associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes.  Engineering expenses increased $76,000 between periods, due to various insignificant items, as ended at $1,930,000 and $1,854,000 for the nine months ended September 30, 2012 and 2011, respectively.  Engineering expenses as a percentage of sales improved, being 4.2% for the nine months ended September 30, 2012, compared to 4.8% for the nine months ended September 30, 2011.

Operating Profits.  Reflecting all of the factors mentioned above, Operating Profits were up 109.6%, increasing by $4,856,000 to a profit of $9,286,000 in the nine-months ended September 30, 2012, from a profit of $4,430,000 in the nine-months ended September 30, 2011.  Excluding the Insurance Legal Recovery less its applicable auxiliary costs, operating profits were still up $917,000 or approximately 21% compared to the prior year.

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

Income Tax Expense.  Income Tax Expense was $3,292,000 for the first nine months of 2012, compared to $1,552,000 for the same period in 2011.  Of the $1,740,000 increase in tax expense, approximately $1,400,000 was the result of the receipt of the Insurance Legal Recovery, with the remaining increased associated with higher profits from general operations.  The Company’s effective tax rate in 2012 does however approximate the 2011 rate and does not differ materially from expected statutory rates.

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

Goodwill and Intangible Assets

In accordance with FASB ASC Topic 350 Intangibles – Goodwill, the Company performs an annual impairment test in accordance with this guidance at the end of each year, or when a triggering event is noted that may create impairment.  This was last tested at December 31, 2011, and the analysis did not indicate any impairment of goodwill.  There are no circumstances that indicate that Goodwill might be impaired at September 30, 2012.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain.  No valuation allowance was deemed necessary at September 30, 2012 or at December 31, 2011.  Also, in accordance with FASB ASC Topic 740, the Company had reserves on the books for uncertainties in tax positions of $118,000 at September 30, 2012, and $135,000 at December 31, 2011.  These reserves are reviewed each quarter.

Other Comprehensive Income (Loss)

For the quarter ended September 30, 2012 and 2011, respectively, the sole component of Other Comprehensive Income (Loss) was a foreign currency translation adjustment.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company’s primary cash needs have been working capital (including capital used for inventory purchases), which the Company has largely funded through cash generated from operations.

As of September 30, 2012, the Company had a cash balance of $9,206,000.  Additionally, the Company has a $10,000,000 line of credit available with Sovereign Bank, as discussed in detail in Note 4, which currently has no borrowings outstanding upon it.  At December 31, 2011, The Company had cash of $3,476,000, and therefore has experienced an increase in cash of $5,730,000 during 2012.

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For the first nine months of 2012, the company’s cash from operating activities increased $6,557,000 over the comparable period in the prior year.  A significant factor contributing to the increase related to the Insurance Legal Recovery received during the first quarter of 2012, which enhanced cash from operations by approximately $3,300,000 after considering the deduction for taxes.  Additionally, in 2011 the Company paid approximately $900,000 more for insurance costs than in 2012, mostly related to long-term coverage.

As a general trend, the Company tends to deplete cash during the first four months of the year, as significant payments are typically made for accrued promotional incentives, incentive compensation, and taxes.  Cash has then historically shown a tendency to be restored and accumulated during the latter portion of the year.  If excess cash is available at the end of the year, and no sensible investment opportunity exists, the Company may, and has shown a willingness in the past, to declare and pay a dividend to the shareholders.

Investing Activities

Cash used in investing activities for the first nine months of 2012 and 2011 was $109,000 and $85,000, respectively, all related to capital expenditures for both years.

We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend upon many factors including our rate of revenue growth, the timing and extent of any expansion efforts, and the potential for investments in, or the acquisition of any complementary products, businesses or supplementary facilities for additional capacity.  There are currently no known material commitments for capital expenditures.

Financing

There were no financing activities relative to the first nine months of 2012 or 2011.

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

Item 4 – Controls And Procedures

(a)

Evaluation of Disclosure Controls and Procedures.

At the end of the fiscal third quarter of 2012, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures.  The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission.  The Company’s management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

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

Item 4 – Submission of Matter to a Vote of the Security Holders

No matters were submitted to the security holders of the Company for a vote during the third quarter of 2012.

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

OMEGA FLEX, INC.
(Registrant)

Date: November 13, 2012	By: /S/ Paul J. Kane______________
Paul J. Kane
Vice President – Finance
and Chief Financial Officer