Form 10-K
period 2012-12-31
Omega Flex, Inc.
filed 2013-03-27
CIK 1317945

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes [  ]

No [X]

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2012, the last business day of the most recently completed second quarter of 2012 was $38,145,920.

The number of shares of common stock outstanding as of March 1, 2013 was 10,091,822.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated by reference from the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A) for the 2012 annual meeting of shareholders to be held on June 4, 2013.

INDEX

Pages of
this report

Report of Independent Registered Public Accounting Firm	Page 22

Financial Statements:

(a)(1) Consolidated Balance Sheets as of December 31, 2012 and 2011	Page 23

Consolidated Statements of Operations For the Years Ended December 31, 2012 and 2011	Page 24

Consolidated Statements of Comprehensive Income For the Years Ended December 31, 2012 and 2011	Page 25

Consolidated Statements of Shareholders’ Equity For the Years Ended December 31, 2012 and 2011	Page 26

Consolidated Statements of Cash Flows For the Years Ended December 31, 2012 and 2011	Page 27

Notes to the Consolidated Financial Statements	Pages 28 through 39

(a)(2) Financial Statement Schedules

No other financial statement schedules are required by Regulation S-X.

(a)(3)

Exhibits

The Exhibit Index is set forth on Pages 41 and 42.  No annual report to security holders as of December 31, 2012 has been sent to security holders and no proxy statement, form of proxy or other proxy soliciting material has been sent by the registrant to more than ten of the registrant’s security holders with respect to any annual or other meeting of security holders held or to be held in 2013. Such annual report to security holders, proxy statement or form of proxy will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

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

In January 2005, Mestek announced its intention to distribute its equity ownership in our common stock to the Mestek shareholders.  A registration statement for the Omega Flex common stock was filed with the Securities and Exchange Commission and the registration statement was declared effective on July 22, 2005.  We also listed our common stock on the NASDAQ National Market (now the NASDAQ Global Market) under the stock symbol “OFLX”, and began public trading of our common stock on August 1, 2005.  All Mestek shareholders as of the record date for the distribution received one share of Omega Flex common stock for each share of Mestek common stock owned as of the record date.  We are now a totally separate company from Mestek, and we do not use or share any material assets or services of Mestek in conducting our business.

In 2007, we introduced a new version of the CounterStrike®   CSST discussed above, that was even more effective than the original version.  After years of success in the marketplace, the Company made the decision to go forward exclusively with CounterStrike® for all CSST needs within the United States in late 2011.

Overview of Current Business

Products

The Company has had the most success within the residential construction industry where the Company’s flexible gas piping products, TracPipe® ,  which was introduced in 1997, and its more robust counterpart TracPipe® CounterStrike®, have enjoyed wide acceptance due to their reliability and durability.  Within that industry, the flexible gas piping products that we offer and similar products offered by our competitors have sought to overcome the use of black iron pipe that has traditionally been used by the construction industry in the United States and Canada for the piping of fuel gases within a building.  Prior to the introduction of the first CSST system in 1989, nearly all construction in the United States and Canada used traditional black iron pipe for gas piping.  However, the advantages of corrugated stainless steel tubing in areas subject to high incidence and likelihood of seismic events had been first demonstrated in Japan.  In seismic testing, the CSST was shown to withstand the stresses on a piping system created by the shifting and movement of an earthquake better than rigid pipe.  The advantages of CSST over the traditional black iron pipe also include lower overall installation costs because it can be installed in long uninterrupted lines within the building.

The flexibility of the tube allows it to be bent by hand without any tools when a change in direction in the line is required.  In contrast, black iron pipe requires that each bend in the pipe have a separate fitting attached.  This requires the installer to thread the ends of the black iron pipe, apply an adhesive to the threads, and then screw on the fitting, all of which is labor intensive and costly, including testing and rework if the work is not done properly.  As a result of these advantages, the Company estimates that CSST now commands slightly over one-half of the market for fuel gas piping in new and remodeled residential construction in the

United States, and the use of rigid iron pipe, and to a lesser degree copper tubing, accounts for the remainder of the market.  The Company plans to continue its growth through continued inroads against older technologies, in both the residential and commercial markets, in both the United States and overseas in geographic areas that have access to natural gas distribution systems.

While other applications represent a more modest portion of our business, the Company remains firmly committed to maintaining a presence in the other applications and markets for flexible metal hose because of the opportunities that arise through their development, and thus the potential for increased revenues.  A good example of this relates to the Company’s double containment piping systems, which are discussed below, and are growing to be a more integral portion of the overall product mix.

In 2004, we introduced a new brand of flexible gas piping sold under the registered trademark “CounterStrike®”.  CounterStrike® is designed to be more resistant to damage from transient electrical arcing.  This feature is particularly desirable in areas that are subject to high levels of lightning strikes, such as the Southeast U.S., and the Ohio Valley.  In a lightning strike, the electrical energy of the lightning can energize all metal systems and components in a building.  This electrical energy in attempting to reach ground may arc between metal systems that have different electrical resistance, and arcing can cause damage to the metal systems.  In standard CSST systems, an electrical bond between the CSST and the building’s grounding electrode would address this issue, but lightning is an extremely powerful and unpredictable force. CounterStrike® CSST is designed to be electrically conductive to disperse the energy of any electrical charge over the entire surface of the CounterStrike® line.  In 2007, we introduced a new version of CounterStrike® CSST that was tested to be even more resistant to damage from electrical arcing than the original version, and substantially more effective than standard CSST products.  As a result of its robust performance, the new version of CounterStrike® has been warmly received in the market, and thus during 2011, the Company made the decision to sell exclusively CounterStrike® within the United States.  This move demonstrated the Company’s commitment to innovation and safety, and further enhanced our leadership in the marketplace.

In 2008, the Company introduced its first double containment piping product – DoubleTrac.   DoubleTrac double containment piping has earned stringent industry certifications for its ability to safely contain and convey automotive fuels.  Similar to our flexible gas piping, DoubleTrac provides advantages over older rigid pipe technologies.  DoubleTrac is made and can be installed in long continuous runs, eliminating the need for manually assembling rigid pipe junctions at the end of a pipe or at a turn in direction.   In addition, DoubleTrac has superior performance in terms of ability to safely convey fuel from the storage tank to the dispenser to the extent that DoubleTrac is essentially a zero permeation piping system, far exceeding the most stringent government regulations.  Originally designed for applications involving automotive fueling stations running from the storage tank to the fuel dispenser, the ability of DoubleTrac to handle a variety of installation challenges has broadened its applications to include refueling at marinas, fuel lines for back-up generators, and corrosive liquids at waste treatment plants.  In short, in applications where double containment piping is required to handle potentially contaminating fluids or corrosive fluids, DoubleTrac is engineered to handle those demanding applications.

DEF-Trac, a complementary double containment product which is very similar to DoubleTrac, was brought to the marketplace in 2011.  DEF-Trac piping is specifically engineered to handle the demanding requirements for diesel emissions fluid.  Recent federal regulations require all diesel engines to use diesel emissions fluid to reduce the particulate contaminants from the diesel combustion process.  However, diesel emissions fluid (DEF) is highly corrosive and cannot be pre-mixed with the diesel fuel.  This requires that new diesel trucks and automobiles must have separate tanks built into the vehicle so that the diesel emissions fluid can be injected into the engine compartment at the point of combustion.  Similarly, fueling stations carrying diesel fuel are now required to also carry and sell DEF through a separate dispenser.  In addition to being highly corrosive, DEF also has a high freezing temperature, requiring a heat trace in the piping in applications in northern areas of the United States.  DEF-Trac flexible piping is uniquely suited to handle all of these challenges; the stainless steel inner core is corrosion resistant, the double containment walls and fittings provide protection against potential leaks in the inner core, DEF-Trac also comes with options for heat trace that is extruded directly into the double containment wall.  In summary, DEF-Trac provides a complete solution to the demanding requirements of this unique application, as such, DEF-Trac has been met with enormous acceptance from the industry that was searching for a solution to the new environmental requirement.  The unique market position of DEF-Trac has leveraged the penetration of DoubleTrac into the broader market for automotive fueling applications.

As noted below, our flexible metal hose is used in a wide variety of applications besides flexible gas piping.  Our involvement in these markets is important because just as the flexible gas piping applications have sprung from our expertise in manufacturing annular metal hose, other applications may also evolve from our participation in the industry.  For example, we currently have several development projects underway in various stages for several new applications, including transportation and high purity gases.  Our transportation products have been commercialized, and sales of these products have progressively increased.  Our high purity gas application is still in development.

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

Manufacturing

In each instance, whether the application is for corrugated stainless steel tubing for fuel gases, flexible metal hose for handling specialty chemicals or gases, flexible double containment piping, flexible piping for solar heated hot water systems, or unique industrial applications requiring ability to withstand wide variations in temperature and vibration, all of our success rests on our metal hose.  Most of our flexible metal hoses range in diameter from 1/4” to 2” while certain applications require diameters of up to 16”.  All of our smaller diameter pipe (2” inner diameter and smaller) is made by a proprietary process that is known as the rotary process. The proprietary process that we use to manufacture our annular hose is the result of a long-term development effort begun in 1995. Through continuous improvement over the years, we have developed and fine-tuned the process so that we can manufacture annular flexible metal hose on a high speed, continuous process. We believe that our own rotary process for manufacturing annular corrugated metal hose is the most cost efficient method in the industry, and that our rotary process provides us with a unique advantage in many of the industries in which we participate. As a result, we are able to provide our product on a demand basis. Over the years, the Company has had great success in achieving on-time delivery performance to the scheduled ship date.  The quick inventory turnover reduces our costs for in-process inventory, and further contributes to our gross margin levels.  We have also improved our productivity on a historical basis.

Raw Materials

We use various materials in the manufacture of our products, primarily stainless steel for our flexible metal hose and plastics for our jacketing material on TracPipe® and CounterStrike® flexible gas piping.  We also purchase all of our proprietary AutoFlare® brass fittings for use with the TracPipe® and CounterStrike® flexible gas piping.  Although we have multiple sources qualified for all of our major raw materials and components, we have historically used one or two sources of supply for such raw materials and components.  Our current orders for stainless steel and fittings are each placed with one or two suppliers.  If any one of these sources of supply were interrupted for any reason, then we would have to devote additional time and expense in obtaining the same volume of supply from our other qualified sources.  This potential transition, if it were to occur, could affect our operations and financial results during the period of such transition.  Commodities markets in general and nickel and copper pricing in particular had tapered off slightly in 2012, resulting in a small decrease of costs to manufacture products, as nickel is a prime material in stainless steel, and copper a key component of the Company’s brass fittings.  The supply of our main raw materials appears to be stable with ample volume.  We believe that with our purchase commitments for stainless steel, polyethylene and for our proprietary fittings, that we have adequate sources of supply for these raw materials and components.  We have not had difficulty in obtaining the raw materials, component parts or finished goods from our suppliers in prior years.  We believe that an ample supply of stainless steel will continue until there is a reduction in global capacity, such as mine closures, which would then cause a constriction.  Continued volatility in the commodities marketplace and competitive conditions in the sale of our products may not allow us to pass along raw materials or component part price increases to our customers if that was the case.

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

Customers

We sell our products to customers scattered across a wide and diverse set of industries ranging from construction to pharmaceutical with approximately 6,300 customers on record.  These sales channels include sales through independent sales representatives, distributors, original equipment manufacturers, direct sales, and sales through our website on the internet.  We utilize various distribution companies in the sale of our TracPipe® and Counterstrike® flexible gas piping, and these distribution customers in the aggregate represent a material portion of our business.  In particular, the Company has one significant customer, (Customer A), whereby its various branches, represented approximately 16% of our sales in 2012 and 15% in 2011, and also accounted for approximately 22% and 17% of our accounts receivable balance at December 31, 2012 and 2011, respectively.  All of this business is done on a purchase order basis for immediate resale commitments or stocking, and there are no long-term purchase commitments.  In the event we were to lose an account, we would not expect any long-term reduction in our sales due to the broad end-user acceptance of our products.  We would anticipate that in the event of a loss of any one or more distributors, that after an initial transition period, the sale of our products would resume at or near their historical levels.  Furthermore, in the case of certain national distribution chains like Customer A and other distributors, it is possible that there would continue to be purchasing activity from one or more regional or branch distribution customers.  We sell our products within North America, primarily in the United States and Canada, and we also sell our products internationally, primarily in Europe through our manufacturing facility located in Banbury, England.  Our sales outside of North America represent approximately 10% of our total net sales, with most of the sales occurring in the United Kingdom and elsewhere in Europe.  We do not have a material portion of our long-lived assets located outside of the United States, and due to its small size, the foreign operations do not carry any additional risk from being located outside of the United States.

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

Competition

There are approximately ten manufacturers of flexible metal hose in the United States, and approximately that number in Europe and Asia.  The U. S. manufacturers include Titeflex Corporation, Ward Manufacturing, Truflex, Microflex, U. S. Hose, Hose Master, and several smaller privately held companies.  No one manufacturer, as a general rule, participates in more than two of the major market categories, automotive, aerospace, residential and commercial construction, and general industrial, with most concentrating in just one.  We estimate that we hold a number one or number two share position in the two major market categories in which we participate.  In the flexible gas piping market, the U.S. market is currently concentrated in the residential housing market.  Based on the reports issued by the national trade groups on housing construction, the level of acceptance of flexible gas piping in the construction market, and the average usage of flexible gas piping in a residential building, as well as through our sales position within that market, we are able to estimate with a high level of accuracy the size of the total gas piping market.  In addition, the Company is a member of an industry trade group, which compiles and distributes sales statistics for its members relative to flexible gas piping.  For other applications, industry trade groups collect and report on the size of the relevant market, and we can estimate our percentage of the relevant market based on our sales as compared to the market as a whole.  The larger of our two markets, the construction industry, has seen an increase in the number of residential housing starts in 2012, as compared to the previous year.  As discussed elsewhere, black iron pipe or copper tube was historically used by all builders of commercial and residential buildings until the advent of flexible gas piping and changes in the relevant building codes.  Since that time, flexible gas piping has taken an increasing share of the total amount of fuel gas piping used in construction.

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

Intellectual Property

We have a comprehensive portfolio of intellectual property, including approximately 234 patents issued in various countries around the world.  The patents cover (a) the fittings used by the flexible gas piping to join the piping to a junction or assembly, (b) pre-sleeved corrugated stainless steel tubing for use in underground applications, (c) an electrically conductive jacket for flexible gas piping that we sell under the trademark CounterStrike®, and (d) a tubing containment system for our DoubleTrac® double containment piping.  Our AutoFlare® fitting is the leading fitting for use with flexible gas piping because it offers a metal-to-metal seal between the fitting and the tubing, and because of its robustness and ease of use.  The metal-to-metal contact provides for a longer lasting and more reliable seal than fittings which use gaskets or sealing compounds that can deteriorate over time.  In applications involving fuel gases in a building, the ability to maintain the seal and prevent the leaking of such gases over long periods of time is valued by our customers.  We also have received a patent for the composition of the polyethylene jacket used in our CounterStrike® flexible gas piping product, which has increased ability to dissipate electrical energy in the event of a nearby lightning strike.  The tubing containment system of our DoubleTrac® double containment piping, which is also patented in the U.S. and in other countries, allows for the monitoring and collection of any liquids that may leak from the stainless steel containment layer.  The expiration dates for the several patents covering our AutoFlare® fittings will expire between 2016 and 2020 and the Counterstrike® patent will expire in 2025.  We currently have several patent applications pending in the United States and internationally covering improvements to our AutoFlare® fittings and our CounterStrike® polyethylene jacket.  Finally, and as mentioned above, our unique rotary process for manufacturing flexible metal hose has been developed over the last ten years, and constitutes a valuable trade secret.  In 2007, a Pennsylvania court issued a ruling that confirms our proprietary rotary manufacturing process does constitute a “trade secret” under Pennsylvania law, and is entitled to protection against unauthorized disclosure or misappropriation.

Research and Development Expense

Research and development expenses are charged to operations as incurred. Such charges aggregated $807,000, and $850,000, for the years ended December 31, 2012 and 2011, respectively, and are included in engineering expense in the accompanying consolidated financial statements.

Employees

As of December 31, 2012, the Company had 129 employees.  Most of our employees are located in our main manufacturing facility in Exton, Pennsylvania, which contains our factory personnel, engineering, finance, human resources and most of our sales staff.  Our factory workforce in Exton, Pennsylvania, is not represented by a collective bargaining agent.  We also maintain an office in Middletown, Connecticut where management and certain other sales personnel are located.  A number of individual sales personnel are also scattered across the United States.  We also maintain a manufacturing facility in Banbury, England, which contains employees of similar functions to those in the U.S., but on a much smaller scale.  The sales personnel in England handle all sales and service for our products in Europe and select accounts in Asia and the Middle East.

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

Item 3 - LEGAL PROCEEDINGS

In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”).  There has been an increase in the frequency of those Claims over the past two years relating to product liability.  The Company does not believe that the Claims have legal merit, and is therefore vigorously defending against those Claims.  The Company has in place commercial general liability insurance policies that cover the Claims, as noted above, including those alleging damages as a result of product defects.  Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $250,000, depending upon the insurance deductible in place for the respective claim year.  The aggregate maximum exposure for all current open claims is estimated to not exceed $2,200,000.  It is possible that the results of operations or liquidity and capital resources of the Company could be adversely affected by the ultimate outcome of the pending litigation as a result of the costs of contesting such lawsuits, potentially materially. Again, the Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation and, accordingly, the liability in the consolidated financial statements represents an accrual for legal costs for services previously rendered and outstanding settlements for existing claims. The liabilities recorded on the Company’s books at December 31, 2012 and December 31, 2011 were $537,000 and $414,000, respectively, and are included in Other Liabilities.

In October 2010, the Company took the first case relating to CSST and lightning to trial.  At trial the Company proved that it was not negligent in the product design, but the jury did find the Company liable under strict product liability.  However, the company has appealed the jury verdict.  The final outcome of the case is not yet determined.  The Company has insurance coverage with regards to this case and therefore no liability is reflected in the financials associated with this item.

In 2007, the Company instituted a legal complaint against a former insurer, seeking reimbursement of amounts paid in defense of a class action litigation, as well as supplementary payments made in connection with the class action.  In March of 2012, the Company and the insurer settled the litigation for $4,700,000, with receipt of the cash occurring during that same month.

Our subsidiary, Omega Flex Limited (“OFL”), has been sued regarding the installation of TracPipe product in an apartment complex in England, the performance of the product, and the involvement of OFL in subsequent remedial efforts to address perceived deficiencies in the system.  As of December 31, 2012, OFL was vigorously defending this matter and was marshaling substantial defenses to the claims alleged in the litigation.  The amount in controversy is approximately £3,000,000.  As disclosed in Note 13, Subsequent Events, OFL has settled that case in March 2013 by entering into a settlement agreement and making a one-time payment of £800,000 to resolve all claims associated with the project.  The Company has subsequently recorded approximately $1,300,000 in Other Liabilities at December 31, 2012 to reflect the event.

Item 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

Our common stock is listed on the NASDAQ Global Market, under the symbol OFLX. The number of shareholders of record as of December 31, 2012, based on inquiries of the registrant’s transfer agent, was 590.  For this purpose, shareholders whose shares are held by brokers on behalf of such shareholders (shares held in “street name”) are not separately counted or included in that total.

The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock as reported by the NASDAQ Global Market.

PRICE RANGE

	2012		2011
	high	low	high	low

First Quarter	$ 16.97	$ 12.50	$ 16.00	$ 12.12
Second Quarter	$ 13.51	$ 11.03	$ 14.14	$ 12.81
Third Quarter	$ 11.96	$ 9.99	$ 14.87	$ 12.58
Fourth Quarter	$ 13.40	$ 10.57	$ 14.13	$ 10.40

We do not have any other securities, other than common stock, listed on a stock exchange or are publicly traded.

Dividends

On November 14, 2012, the Board of Directors “Board” declared a dividend of $1.00 per share, which was paid on December 14, 2012 to all shareholders on record as of November 30, 2012, totaling $10,092,000.  There were no dividends declared or paid during 2011.

The Board, in its sole discretion, has a general policy of reviewing the cash needs of the Company from time to time, and based on results of operations, financial condition and capital expenditure plans, as well as other factors that the board may consider relevant, to determine on a quarterly basis whether to declare a dividend.

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

CHANGES IN FINANCIAL CONDITION

Cash and cash equivalents were $939,000 at December 31, 2012, compared to $3,476,000 at December 31, 2011.  The change is essentially a function of solid earnings from operations, plus insurance legal recovery funds, less a dividend payment.  As stated in the Company’s Statement of Operations, the Company had net income during 2012 of $6,876,000, which resulted in higher cash.  A good portion of the Company’s income was generated from ongoing operations.  As disclosed in March 2012, the Company also received a $4,700,000 Insurance Legal Recovery, which after considering its auxiliary costs such as taxes, served to increase the year’s income and cash by approximately $2,530,000.  As a result of the strong cash position of the Company as of September 2012, which had a balance of $9,206,000, as well as other factors, the board elected to pay a cash dividend to shareholders during December 2012, which amounted to $10,092,000.  It should also be mentioned that the board elected to allow the Company to pay the bulk of the year’s earned incentive compensation during December 2012.

Accounts Receivable was $12,134,000 at December 31, 2012, compared to $9,052,000 at December 31, 2011, increasing $3,082,000, or 34.0%.  The majority of this increase is the result of higher sales during fourth quarter of 2012, particularly in December, compared to the fourth quarter and December of 2011.  The aging of the Company’s receivables appears stable and consistent, and the Company is not aware of any deterioration in the viability of its customer base which is regularly monitored.

Inventory has increased $663,000 or 10.3% from December 31, 2011.  This was largely due to a ramp up in emerging product inventory, such as DoubleTrac®, to meet the increasing market demand in a timely manner.

Accounts Payable has increased $1,718,000 (168.6%), ending at $2,737,000 at December 31, 2012, from a balance of $1,019,000 at December 31, 2011.  The Company acquired a sizable amount of raw materials during the latter part of December 2012, and those obligations, as well as a few other large invoices were still unpaid as of the end of the period, but all were still within normal payments terms.  The change was therefore largely timing related, as the Company typically pays all vendors within discount terms to ensure priority relationships.

The Line of Credit had a balance of $324,000 at the end of December 2012, but had no borrowings against it at the same point in 2011.  As noted above, the Company paid a significant dividend payment and also incentive compensation at the end of 2012, which reduced cash and required the Company to draw against the line.

Accrued Compensation was $349,000 at December 31, 2012, decreasing $1,121,000 or 76.3% from its balance of $1,470,000 at December 31, 2011.  The majority of this change relates to the incentive compensation payment discussed above, which was made during December 2012, and was higher than the prior year in general as it changes in correlation with profits.

Accrued Commissions and Sales Incentives were $3,671,000 and $2,098,000 at December 31, 2012 and 2011, respectively, increasing $1,573,000 or 75.0%.  A larger portion of the customer base has achieved growth tiers, which increases the payments due to them related to accrued sales incentives.

Other Accrued Liabilities have increased $2,071,000 or 96.6% from December 31, 2011, primarily due to an increase in the legal accrual in relation to the legal settlement discussed in Note 13, “Subsequent Events”, also due to an increase in legal and product liability accruals, which is described in detail in Note 11, “Commitments and Contingencies”.

RESULTS OF OPERATIONS

Three-months ended December 31, 2012 vs. December 31, 2011

The Company reported comparative results from continuing operations for the three-month period ended December 31, 2012 and 2011 as follows:

	Three-months ended December 31, (in thousands)

	2012	2012	2011	2011
	($000)		($000)
Net Sales	$ 18,426	100.0%	$ 15,618	100.0%
Gross Profit	$ 9,698	52.6%	$ 7,990	51.2%
Operating Profit	$ 1,461	7.9%	$ 2,279	14.6%

Net Sales.  The Company’s 2012 fourth quarter sales dollars increased $2,808,000 (18.0%) over the same period in 2011, ending at $18,426,000, compared to $15,618,000 for the same three months in 2011.  Volume, or units sold, increased approximately 24% compared to the prior year quarter.  Pricing related decreases were however required due to the competitive nature of the market place, which lessened the impact of the surge in volume.

During the fourth quarter of 2012, the Company had experienced sales growth simultaneously from various product lines.  Domestically, the Company’s gas piping product, TracPipe® CounterStrike®, had benefited from the improving construction environment, as everything from single homes to high-rises and hospitals look to install gas piping to keep energy costs down. Additionally, the Company’s emerging DoubleTrac® and DEF-Trac® double-containment piping systems have thrived, as the world moves towards more environmentally friendly solutions.  Internationally, despite the soft economy, the Company’s long standing gas piping product TracPipe® also showed signs of growth.

Gross Profit.  The Company’s gross profit margins increased between the two periods, being 52.6% and 51.2% for the three-months ended December 31, 2012 and 2011, respectively.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight.  Selling expense was $3,207,000 and $3,049,000 for the three-months ended December 31, 2012 and 2011, respectively, representing an increase of $158,000.  Commissions were the largest contributing factor, as they went up primarily as a result of the increase in sales.  Sales expense for the quarter was 17.4% compared to 19.5% last year, which was an improvement.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services.  General and administrative expenses were $4,363,000 and $2,048,000 for the three-months ended December 31, 2012 and 2011, respectively, increasing $2,315,000 between periods.  Legal related costs increased $2,451,000.  As announced on March 20, 2013, the Company’s English subsidiary, Omega Flex Limited, had reached an agreement to settle litigation related to a construction project in Milton Keynes, England, to avoid any potentially prolonged and costly legal conflict.  The amount of the settlement equated to approximately $1,300,000.  The Company has also seen an increase of $1,151,000 in legal costs related to product liability cases, as discussed in detail in Note 11 of the financial statements, “Commitments and Contingencies”.  Fortunately, the Company has been able to find small savings in other various areas to mildly offset the increase in legal.  As a percentage of sales, general and administrative expenses increased to 23.7% for the three months ended December 31, 2012 from 13.1% for the three months ended December 31, 2011.

Engineering Expense.  Engineering expenses consist of development expenses associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes.  Engineering expenses increased $53,000.  They were $667,000 and $614,000 for the three months ended December 31, 2012 and 2011, respectively.  However, engineering expenses as a percentage of sales were lower, at 3.6% for the three months ended December 31, 2012 and 3.9% for the three months ended December 31, 2011.

Operating Profits.  Reflecting all of the factors mentioned above, Operating Profits decreased by $818,000 or 35.9%.  The Company had a profit of $1,461,000 in the three-month period ended December 31, 2012, versus a profit of $2,279,000 in the three-months ended December 31, 2011.

Interest Income (Expense)-Net.  Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit.  The interest income was nominal for the fourth quarter of 2012 and 2011, and both periods had reasonably similar amounts of income.

Other Income (Expense)-Net.  Other Income (Expense)-net primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our U.K. subsidiary.

Income Tax Expense.  Income Tax Expense was $754,000 for the fourth quarter of 2012, compared to $555,000 for the same period in 2011.  Although the Company had a decrease in Income before Income Taxes compared to last quarter, the income tax expense for the same period increased due to the significant loss generated from our United Kingdom subsidiary, OFL, which has a much lower tax rate.  Additionally, there was a release of a tax reserve for uncertainties during the fourth quarter of 2011 for amounts beyond the statutory audit period.

Twelve months ended December 31, 2012 vs. December 31, 2011

The Company reported comparative results from continuing operations for the twelve-month period ended December 31, 2012 and 2011 as follows:

	Twelve-months ended December 31, (in thousands)

	2012	2012	2011	2011
	($000)		($000)
Net Sales	$ 64,016	100.0%	$ 54,193	100.0%
Gross Profit	$ 32,930	51.4%	$ 27,717	51.1%
Operating Profit	$ 10,747	16.8%	$ 6,709	12.4%

Net Sales.  The Company’s sales for the twelve-months of 2012 increased $9,823,000 (18.1%) over the same period in 2011, ending at $64,016,000 and $54,193,000 in 2012 and 2011, respectively.  Volume, or units sold, increased approximately 17% compared to the prior year quarter, and modest price increases were also recognized primarily related to the sales of the Company’s highly advanced  TracPipe® CounterStrike®, which sells at a premium compared to its predecessor product.

During 2012, the Company had experienced sales growth simultaneously from various directions during the year.  Domestically, the Company’s gas piping product, TracPipe® CounterStrike®, had benefited from the improving construction environment, as everything from single homes to high-rises and hospitals look to install gas piping to keep energy costs down. Additionally, the Company’s emerging DoubleTrac® and DEF-Trac® double-containment piping systems have thrived, as the world moves towards more environmentally friendly solutions.  Internationally, despite the soft economy, the Company’s long standing gas piping product TracPipe® also showed signs of growth.

Gross Margins.  The Company’s gross profit margins increased slightly, being 51.4% and 51.1% for the twelve-month period ended December 31, 2012 and 2011, respectively.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight.  Selling expense was $12,256,000 and $10,874,000 for 2012 and 2011, respectively, representing an increase of $1,382,000.  Commissions and Freight increased largely in unison with the increase in sales volume, accounting for $1,069,000, or approximately 77% of the variance from last year.  The Company also had additional sales staff and travel related expenses compared to last year.  Sales expense was however lower than the prior year when compared as a percent of net sales, being 19.1% for the twelve-months ended December 31, 2012, and 20.1% for the twelve-months ended December 31, 2011.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services.  General and administrative expenses were $12,030,000 and $7,666,000 for the twelve-months ended December 31, 2012 and 2011, respectively, increasing $4,364,000 between periods.  Compared to last year, the Company incurred $2,322,000 of additional legal and insurance related expenses primarily associated with product liability claims and coverage.  Additionally, as announced on March 20, 2013, the Company’s English subsidiary, Omega Flex Limited, had reached an agreement to settle litigation related to a construction project in Milton Keynes, England, to avoid any potentially prolonged and costly legal conflict.  The amount of the settlement equated to approximately $1,300,000.  Furthermore, the Company absorbed $818,000 of additional administrative staffing expenses in 2012, which includes an increase in incentive compensation related to increased profits from this year’s general business activities, as well as the additional earnings derived from the Insurance Legal Recovery discussed below.  Those increases were slightly offset by efficiencies found in various other items.  As a percentage of sales, general and administrative expenses increased to 18.8% for 2012 from 14.1% in 2011.

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

Engineering Expense.  Engineering expenses consist of development expenses associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes.  These expenses were $2,597,000 and $2,468,000 for the twelve-months ended December 31, 2012 and 2011, respectively, thus increasing $129,000 between periods. There was an increase in staffing during the year of $223,000, which was then partially offset by various other insignificant favorable items.  Engineering expenses as a percentage of sales improved, being 4.1% for the twelve-months ended December 31, 2012, compared to 4.6% for the twelve-months ended December 31, 2011.

Operating Profits.  Reflecting all of the factors mentioned above, Operating Profits were up 60.2%, increasing by $4,038,000 to a profit of $10,747,000 in the twelve-months ended December 31, 2012, from a profit of $6,709,000 in the twelve-months ended December 31, 2011.

Interest Income (Expense)-Net.  Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit.  The interest income was nominal for the years ended 2012 and 2011, and both periods had similar amounts of income.

Other Income (Expense)-Net.  Other Income (Expense)-net primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our U.K. subsidiary.

Income Tax Expense.  Income Tax Expense was $4,046,000 for 2012, compared to $2,107,000 in 2011.  Of the $1,939,000 increase in tax expense, approximately $1,400,000 was the result of the receipt of the Insurance Legal Recovery, with the remaining increase associated with higher profits from general operations, and the release of a tax reserve for uncertainties during the fourth quarter of 2011, as they were beyond the statutory audit period.  The Company’s effective tax rate in 2012 does however approximate the 2011 rate and does not differ materially from expected statutory rates.

COMMITMENTS AND CONTINGENCIES

See Note 11 to the Company’s financial statements for a detailed description of Commitments and Contingencies.

FUTURE IMPACT OF KNOWN TRENDS OR UNCERTAINTIES

The Company’s operations are sensitive to a number of market and extrinsic factors, any one of which could materially adversely affect its results of operations in any given year:

Construction Activity—The Company is directly impacted by the level of single family and multi-family residential housing starts and, to a lesser extent, commercial construction starts. A few years ago, low interest rates and easy availability of credit, contributed to a high level of construction activity.  However, the past couple of years have seen deterioration in demand for residential, commercial and institutional construction.

Some of the factors that influenced the decline include:

•

the crisis in the financial markets reduced the availability of financing for new construction, especially large projects

•

foreclosures have increased the inventory of available residential housing, thereby decreasing the demand for new construction, and

•

consumer demand and confidence has declined as a result of reduced economic activity and increased unemployment.

Recently construction activity has shown upward mobility, and statistics provided by the National Association of Home builders suggests housing starts will increase during the coming year.  However, any significant decrease in residential construction activity may materially adversely affect the Company’s financial condition.

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

Legal Costs —The Company is subject to lawsuits mostly relating to claims of product liability.  The company has in place insurance policies to cover the defense of most of these cases, and any amounts payable with respect thereto, are typically subject to deductibles or self-insured retention amounts that vary depending on the policy year.  The company is vigorously defending these cases and is confident of prevailing in one or more lawsuits in the near term.  However, continued litigation and the defense costs associated therewith, in addition to any other payments made, could affect the company's results of operations, perhaps materially.

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

Interest Rate Sensitivity - The Company currently has access to a $10,000,000 line of credit (LOC) with Sovereign Bank, NA (Sovereign), and as of December 31, 2012, has drawn $324,000 on the line.  When the Company borrows against the LOC, all amounts must be paid back with interest, using an interest rate range of LIBOR plus 1.75% to LIBOR plus 2.75% or Prime less 0.50% to Prime plus 0.50%, depending upon the Company’s then existing financial ratios.  The Company may elect to use either the LIBOR or PRIME rates.  As of December 31, 2012, the actual rate to borrow was at 2.75%.  Interest rates are also significant to the Company as a participant in the residential construction industry, since interest rates can be a determinant factor on whether or not borrowing funds for building will be affordable to our customers.  (See Construction Activity, above). Currently, interest rates are at historic lows, but any dramatic change to interest rates could have a detrimental effect on the business.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Financial Reporting Release No. 60, released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 in the Notes to the Consolidated Financial Statements include a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the Company’s more significant accounting policies.

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

Goodwill

In accordance with Financial Accounting Standards Board (FASB) ASC Topic 350, with respect to Goodwill, the Company performs annual impairment tests using the market capitalization on the last day of the year to determine the fair value of the reporting unit and then compares that value to the carrying value.  As of December 31, 2012 and December 31, 2011, the fair value of the reporting unit exceeded the carrying value, and therefore the Company concluded that goodwill was not impaired.

Product Liability Reserves

Product liability reserves represent the unpaid amounts under the Company’s insurance policies with respect to known claims.  The Company uses the most current available data to estimate claims.  As explained more fully under Contingencies, for various product liability claims covered under the Company’s general liability insurance policies, the Company must pay certain defense costs within its deductible or self-insured retention limits, ranging primarily from $25,000 to $250,000 per claim, depending on the terms of the policy in the applicable policy year, up to an aggregate amount.  The Company is vigorously defending against all known claims.

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

The FASB ASC Topic 718 Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately to vest.  Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience.  Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense for December 31, 2012.

Accounting for Income Taxes

The Company accounts for federal tax liabilities in accordance with ASC Topic 740, Income Taxes.  Under this method the Company recorded tax expense, related deferred taxes and tax benefits, and uncertainties in tax positions.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain.  No valuation allowance was deemed necessary at December 31, 2012 or 2011.

Also, in accordance with FASB ASC Topic 740, the Company had a reserve for uncertainties in tax positions of $119,000 at December 31, 2012, and $135,000 at December 31, 2011.  These reserves are reviewed each quarter.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company’s primary cash needs have been related to working capital items (including inventory purchases), which the Company has largely funded through cash generated from operations.

As of December 31, 2012, the Company had a cash balance of $939,000.  Additionally, the Company has a $10,000,000 line of credit available with Sovereign Bank, as discussed in detail in Note 4, which had borrowings of $324,000 outstanding upon it at the end of 2012.  At December 31, 2011, the Company had cash of $3,476,000, and therefore had experienced a decrease in cash of $2,537,000 during 2012.

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For the twelve months of 2012, the Company’s cash from operating activities increased $5,876,000 over the comparable period in the prior year, of which a portion was due to cash generated from 2012 standard operations over and above 2011.  A significant factor contributing to the increase was however related to the Insurance Legal Recovery received during the first quarter of 2012, which enhanced cash from operations by approximately $2,500,000 after considering the deduction for auxiliary costs such as taxes.  Additionally, the Company had experienced a $1,882,000 increase in its marketing related promotional incentive liabilities when comparing December 31, 2012 to 2011.  While the extra promotional incentives reduced income in 2012, the associated cash will not be paid until the first quarter of 2013.  Further, in 2011 the Company paid approximately $900,000 more for insurance costs than in 2012, largely connected to long-term coverage.  The overall increase discussed above was reflected even though the Company paid incentive compensation during December 2012 which would normally have been paid during the first quarter of the new year.  This was done preemptively in light of the looming governmental tax increases.

As a general trend, the Company tends to deplete cash during the first four months of the year, as significant payments are typically made for accrued promotional incentives, incentive compensation, and taxes.  Cash has then historically shown a tendency to be restored and accumulated during the latter portion of the year.

In 2013, the cash outlay for operating items may be larger than usual, as it is known that the Company will pay approximately $1,300,000 in regards to the settlement agreement reached by the Company’s English subsidiary, Omega Flex Limited during March of 2013, as described in detail in Note 13, “Subsequent Events”.

Investing Activities

Cash used in investing activities for the twelve months of 2012 and 2011 was $130,000 and $131,000, respectively, all related to capital expenditures for both years.

We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend upon many factors including our rate of revenue growth, the timing and extent of any expansion efforts, and the potential for investments in, or the acquisition of any complementary products, businesses or supplementary facilities for additional capacity.  Regarding any known material commitments for capital expenditures, the Company does anticipate an increase in capital spending in 2013 related to the expansion of our current manufacturing capabilities, as well as space, as the Company has opened another manufacturing facility located largely adjacent to the existing main manufacturing facility in Exton, PA.  Total capital spending for the coming year could approach $1,800,000.

Financing Activities

During 2012, the Company borrowed $324,000 from its line of credit with Sovereign, as described in Note 5.  Additionally, the Company paid a $1.00 per share cash dividend to shareholders during December of 2012 totaling $10,092,000 as described fully in Note 6.  There were no financing activities during 2011.  If excess cash is available at the end of the year, and if no sensible investment opportunity exists, the Company may, and has shown a willingness in the past, to declare and pay a dividend to the shareholders.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (ASU) 2011-08, Intangibles—Goodwill and Other (Topic 350):  Testing Goodwill for Impairment.  In September 2011, the FASB issued guidance to amend and simplify the rules related to testing goodwill for impairment.  The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Management evaluated the impact on the consolidated financial statements as a result of adopting this guidance, and we believe it had no impact on the Company’s financial condition, results of operations or cash flow.

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

ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities

This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet, and instruments and transactions subject to an agreement similar to a master netting arrangement. The requirements are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods.  Management believes ASU 2011-11 will have no impact on the Company’s financial conditions, results of operations and cash flows for the foreseeable future.

ASU 2011-12, “Comprehensive Income (Topic 220) Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,”

issued in December 2011 amends ASU 2011-05 to reflect only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments.  The amendments are being made to allow FASB time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  While FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments; entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05.  Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012.  Adoption of ASU 2011-12 had no material impact on the financial statements.

Off-Balance Sheet Obligations or Arrangements

The Company has off-balance sheet obligations or arrangements at December 31, 2012 that relate to purchase commitments for the following year, and also operating lease obligations, which in total equal $12,248,000.  The total amount of these obligations at December 31, 2011 was $12,989,000.

Item 7A - QUANTITATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Omega Flex, Inc.:

We have audited the accompanying consolidated balance sheets of Omega Flex, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omega Flex, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

MCGLADREY LLP

Blue Bell, Pennsylvania

March 27, 2013

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31,

(Dollars in Thousands)

	2012	2011

ASSETS
Current Assets:
Cash and Cash Equivalents	$ 939	$ 3,476
Accounts Receivable - less allowances of
$653 and $624, respectively	12,134	9,052
Inventories-Net	7,128	6,465
Deferred Taxes	750	714
Other Current Assets	1,503	1,240

Total Current Assets	22,454	20,947

Property and Equipment - Net	4,824	5,270
Goodwill-Net	3,526	3,526
Other Long Term Assets	1,865	1,748

Total Assets	$ 32,669	$ 31,491

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 2,737	$ 1,019
Line of Credit	324	-
Accrued Compensation	349	1,470
Accrued Commissions and Sales Incentives	3,671	2,098
Taxes Payable	235	-
Other Liabilities	4,214	2,143

Total Current Liabilities	11,530	6,730

Deferred Taxes	614	1,037
Other Long Term Liabilities	783	807

Total Liabilities	12,927	8,574

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 Share: authorized 20,000,000 Shares: 10,153,633 shares issued and 10,091,822 outstanding at both December 31, 2012 and 2011	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	10,808	10,808
Retained Earnings	9,181	12,397
Accumulated Other Comprehensive Loss	(410)	(502)
Total Omega Flex, Inc. Shareholders’ Equity	19,680	22,804
Noncontrolling Interest	62	113

Total Shareholders’ Equity	19,742	22,917

Total Liabilities and Shareholders’ Equity	$ 32,669	$ 31,491

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,

	2012	2011
	(Amounts in thousands, except earnings per common share)

Net Sales	$ 64,016	$ 54,193

Cost of Goods Sold	31,086	26,476

Gross Profit	32,930	27,717

Selling Expense	12,256	10,874
General and Administrative Expense	12,030	7,666
Insurance Legal Recovery	(4,700)	-
Engineering Expense	2,597	2,468

Operating Profit	10,747	6,709

Interest Income (Expense) - Net	25	8
Other Income (Expense) - Net	93	24

Income Before Income Taxes	10,865	6,741

Income Tax Provision	4,046	2,107

Net Income	6,819	4,634

Less: Net Loss – Noncontrolling Interest	(57)	(13)

Net Income attributable to Omega Flex, Inc.	$ 6,876	$ 4,647

Basic and Diluted Earnings per Common Share	$ 0.68	$ 0.46

Basic and Diluted Weighted Average Shares Outstanding	10,092	10,092

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31,

	2012	2011
	(Amounts in Thousands)

Net Income	$ 6,819	$ 4,634

Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation Adjustment, Net of Taxes	98	17
Other Comprehensive Income	98	17

Comprehensive Income	6,917	4,651

Less: Comprehensive Income (Loss) Attributable to the Noncontrolling Interest, Net of Taxes	51	13

Total Other Comprehensive Income	$ 6,968	$ 4,664

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2012 and 2011

(Dollars in Thousands)

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
Balance - December 31, 2010	10,091,822	$ 102	($1)	$ 10,808	$ 7,750	($519)	$ 126	$ 18,266

Net Income (Loss)					4,647		(13)	4,634
Cumulative Translation Adjustment						17		17

Balance - December 31, 2011	10,091,822	$ 102	($1)	$ 10,808	$ 12,397	($502)	$ 113	$ 22,917

Net Income (Loss)					6,876		(57)	6,819
Cumulative Translation Adjustment						92	6	98

Dividends Paid					(10,092)			(10,092)

Balance - December 31, 2012	10,091,822	$ 102	($1)	$ 10,808	$ 9,181	($410)	$ 62	$ 19,742

See Accompanying Notes to Consolidated Financial Statements

 OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

	2012	2011
	(Dollars in Thousands)

Cash Flows from Operating Activities:
Net Income	$ 6,819	$ 4,634
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Non-Cash Compensation Expense	72	73
Depreciation and Amortization	588	651
Provision for Losses on Accounts
Receivable, net of write-offs and recoveries	30	(21)
Deferred Taxes	(459)	(35)
Provision for Inventory Reserves	87	180
Changes in Assets and Liabilities:
Accounts Receivable	(3,045)	(1,736)
Inventories	(706)	(619)
Other Assets	(369)	(1,366)
Accounts Payable	1,703	163
Accrued Compensation	(1,125)	43
Accrued Commissions and Sales Incentives	1,570	(312)
Other Liabilities	2,133	(233)
Net Cash Provided by Operating Activities	7,298	1,422

Cash Flows from Investing Activities:
Capital Expenditures	(130)	(131)

Net Cash Provided by (Used In) Investing Activities	(130)	(131)

Cash Flows from Financing Activities:
Principal Borrowings (Repayments) on Line of Credit	324	--
Dividends Paid	(10,092)	--

Net Cash Used In Financing Activities	(9,768)	--

Net Increase (Decrease) in Cash and Cash Equivalents	(2,600)	1,291

Translation effect on cash	63	(24)
Cash and Cash Equivalents - Beginning of Year	3,476	2,209

Cash and Cash Equivalents - End of Year	$ 939	$ 3,476

Supplemental Disclosure of Cash Flow Information
Cash paid for Income Taxes	$ 4,049	$ 2,254

Cash paid for Interest	--	--

See Accompanying Notes to Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND CONSOLIDATION

Description of Business

The accompanying consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”).  The Company’s audited consolidated financial statements for the year ended December 31, 2012 and 2011 have been prepared in accordance with accounting standards set by the Financial Accounting Standards Board (FASB), and with the instructions of Form 10-K and Article 8 of Regulation S-X.  All material inter-company accounts and transactions have been eliminated in consolidation.

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

Goodwill

In accordance with FASB ASC Topic 350, with respect to Goodwill, the Company does not amortize goodwill.  Instead, the Company performs annual impairment tests using the market capitalization on the last day of the year to determine the fair value of the reporting unit and then compares that value to the carrying value.  As of December 31, 2012 and December 31, 2011, the Company concluded that goodwill was not impaired.

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

Advertising Expense

Advertising costs are charged to operations as incurred and are included in selling expenses in the accompanying consolidated financial statements.  Such charges aggregated $1,017,000 and $1,104,000, for the years ended December 31, 2012, and 2011, respectively.

Research and Development Expense

Research and development expenses are charged to operations as incurred. Such charges aggregated $807,000, and $850,000, for the years ended December 31, 2012 and 2011, respectively and are included in engineering expense in the accompanying consolidated financial statements.

Shipping Costs

Shipping costs are included in selling expense on the consolidated statements of operations. The expense relating to shipping was $1,715,000 and $1,467,000 for the years ended December 31, 2012 and 2011, respectively.

Provision for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance.  The Company determines the allowance based on any known collection issues, historical experience, and other currently available evidence.  The reserve for future credits, discounts, and doubtful accounts was $653,000 and $624,000 as of December 31, 2012 and 2011, respectively.  In regards to identifying uncollectible accounts, the Company reviews an aging report on a consistent basis to determine past due accounts, and utilizes a well established credit rating agency.  The Company charges off those accounts that are deemed uncollectible once all collection efforts have been exhausted.

Earnings per Common Share

Basic earnings per share have been computed using the weighted-average number of common shares outstanding.  For the periods presented, there are no dilutive securities.  Consequently, basic and dilutive earnings per share are the same.

Currency Translation

Assets and liabilities denominated in foreign currencies, most of which relate to our United Kingdom subsidiary whose functional currency is British pound sterling, are translated into U.S. dollars at exchange rates prevailing on the balance sheet date.  The statements of operations are translated into U.S. dollars at average exchange rates.  Adjustments resulting from the translation of financial statements are excluded from the determination of income and are accumulated in a separate component of shareholders’ equity.  For the years ended December 31, 2012 and 2011, exchange gains and losses resulting from foreign currency transactions were not significant and are included in the statements of operations (other income (expense)) in the period in which they occur.

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

The Company follows the provisions of ASC 740-10 relative to accounting for uncertainties in tax positions. These provisions provide guidance on the recognition, de-recognition and measurement of potential tax benefits associated with tax positions. The Company elected to recognize interest and penalties related to income tax matters as a component of the income tax provision in the consolidated statements of operations. For additional information regarding ASC 740-10, see Note 8.

Other Comprehensive Loss

For the years ended December 31, 2012 and 2011, respectively, the components of other comprehensive loss consisted solely of foreign currency translation adjustments.

Significant Concentration

One customer accounted for approximately 16% of sales in 2012 and 15% in 2011.  That same customer accounted for 22% and 17% of Accounts Receivable at December 31, 2012 and 2011, respectively.  Also, in 2012, approximately 90% of sales occurred in North America, with the remaining 10% portion scattered among other countries, but mostly pertaining to the United Kingdom, compared to 89% and 11% in 2011.

Subsequent Events

The Company evaluates all events or transactions through the date of the related filing that may have a material impact on its consolidated financial statements.  Refer to Note 13 of the consolidated financial statements.

New Accounting Pronouncements

Accounting Standards Update (ASU) 2011-08, Intangibles—Goodwill and Other (Topic 350):  Testing Goodwill for Impairment.  In September 2011, the FASB issued guidance to amend and simplify the rules related to testing goodwill for impairment.  The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Management evaluated the impact on the consolidated financial statements as a result of adopting this guidance, and we believe it had no impact on the Company’s financial condition, results of operations or cash flow.

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

ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities

This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet, and instruments and transactions subject to an agreement similar to a master netting arrangement. The requirements are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods.  Management believes ASU 2011-11 will have no impact on the Company’s financial conditions, results of operations and cash flows for the foreseeable future.

ASU 2011-12, “Comprehensive Income (Topic 220) Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” issued in December 2011 amends ASU 2011-05 to reflect only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments.  The amendments are being made to allow FASB time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  While FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments; entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05.  Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012.  Adoption of ASU 2011-12 had no material impact on the financial statements.

3. INVENTORIES

Inventories, net of reserves of $1,017,000 and $1,116,000, respectively, consisted of the following at December 31:

	2012	2011
	(in thousands)

Finished Goods	$ 5,598	$ 4,824
Raw Materials	1,530	1,641

Total Inventory-Net	$ 7,128	$ 6,465

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2012	2011	Depreciation and Amortization Est. Useful Lives
	(in thousands)

Land	$ 538	$ 538
Buildings	4,141	4,141	39 Years
Leasehold Improvements	220	211	3-10 Years (Lesser of Life or Lease)
Equipment	8,801	8,626	3-10 Years
	13,700	13,516
Accumulated Depreciation	(8,876)	(8,246)
	$ 4,824	$ 5,270

The above amounts include approximately $60,000 of equipment at December 31, 2012 and $1,000 at December 31, 2011 that had not yet been placed in service by the Company.  No depreciation was recorded in the related periods for these assets. Depreciation and amortization expense was approximately $588,000 and $651,000 for the years ended December 31, 2012 and 2011, respectively.

5. LINE OF CREDIT

On December 30, 2010, the Company agreed to a Revolving Line of Credit Note and Loan Agreement with Sovereign Bank, NA (“Sovereign”).  The Company established a line of credit facility in the maximum amount of $10,000,000, maturing on December 31, 2014, with funds available for working capital purposes and other cash needs.  The loan is collateralized by all of the Company’s tangible and intangible assets.  The loan agreement provides for the payment of any borrowings under the agreement at an interest rate range of either LIBOR plus 1.75% to plus 2.75% (for borrowings with a fixed term of 30, 60, or 90 days), or, Bank’s Prime less 0.50% to plus 0.50% (for borrowings with no fixed term other than the December 31, 2014 maturity date), depending upon the Company’s then existing financial ratios.  At December 31, 2012, the Company’s ratio would allow for the most favorable rate under the agreement’s range, which would be a rate of 2.05% (LIBOR plus 1.75%).  The Company is required to pay an annual commitment fee for the access to the funds, and is also obligated to pay a “Line Fee” ranging from 17.5 to 35.0 basis points of the average unused balance on a quarterly basis, depending again upon the Company’s then existing financial ratios.  The Company may terminate the line at any time during the four year term, as long as there are no amounts outstanding.

As of December 31, 2012, the Company had borrowings on the line of credit of $324,000.  There were no amounts outstanding against the line at December 31, 2011.

As of December 31, 2012 and December 31, 2011, the Company was in compliance with all debt covenants.

6. SHAREHOLDERS’ EQUITY

As of December 31, 2012 and December 31, 2011, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share.  At both dates, the number of shares issued was 10,153,633, and the total number of outstanding shares was 10,091,822, with the 61,811 variance representing shares held in Treasury.

On November 15, 2012, the Board declared a special dividend of $1.00 per share to all Shareholders of record as of November 30, 2012, and payable on or before December 14, 2012. The payment was made on schedule in the amount of $10,092,000.

On April 4, 2012, the Company’s Board of Directors authorized an extension of its stock repurchase program without expiration, up to a maximum amount of $1,000,000.  The original program established in December of 2007 authorized the purchase of up to $5,000,000 of its common stock.  The purchases may be made from time-to-time in the open market or in privately negotiated transactions, depending on market and business conditions.  The Board retained the right to cancel, extend, or expand the share buyback program, at any time and from time-to-time.  Since inception, the Company has purchased a total of 61,811 shares for approximately $932,000, or approximately $15 per share.  The Company did not make any stock repurchases during 2012 or 2011.

In connection with the aforementioned share buyback program, on December 15, 2009, the Company entered into an amendment of its Rule 10b5-1 Repurchase Plan (the “Plan”) dated December 15, 2008 with Hunter Associates, Inc. (“Hunter”), by which Hunter will continue to implement the share buyback program by purchasing shares of the Company’s common stock in accordance with the terms of the Plan and within the safe harbor afforded by Rule 10b5-1.

7.  NONCONTROLLING INTERESTS

The Company owns 100% of all subsidiaries, except for its UK subsidiary Omega Flex, Limited, of which it owns 95%.  A noncontrolling interest owns the other 5%, and held a value of $113,000 at December 31, 2011.  The total equity of the Company including the non-controlling interest was $22,917,000 at December 31, 2011.

For the twelve months ended December 31, 2012, the operations of Omega Flex, Limited generated loss of $1,131,000.  The noncontrolling interest’s portion of the loss was $57,000.

The noncontrolling interest must also recognize its share of any currency translation adjustment, since the subsidiary’s functional currency is British Pounds, and the local books are translated into US Dollars for consolidation purposes.  The noncontrolling interest’s share of foreign currency translation income was $6,000 as of December 31, 2012.

At December 31, 2012, after considering the loss and foreign currency translation components described above, the balance of the noncontrolling interest was $62,000.

8. INCOME TAXES

Income tax expense consisted of the following:

	2012	2011
	(in thousands)
Federal Income Tax:
Current	$ 4,020	$ 2,020
Deferred	(101)	87
State Income Tax:
Current	472	122
Deferred	(16)	4
Foreign Income Tax:
Current	--	--
Deferred	(329)	(126)

Income Tax Expense	$ 4,046	$ 2,107

Pre-tax income included foreign losses of ($1,531,000) and ($505,000) in 2012 and 2011, respectively.

Total income tax expense differed from “statutory” income tax expense, computed by applying the U.S. federal income tax rate of 34% to earnings before income tax, as follows:

	2012	2011
	(in thousands)
Computed “Statutory” Income Tax Expense	$ 3,693	$ 2,292
State Income Tax, Net of Federal Tax Benefit	296	145
Foreign Tax Rate Differential	168	55
Manufacturing Deduction	(180)	(141)
Reduction in Tax Uncertainties	(16)	(149)
Other - Net	85	(95)
Income Tax Expense	$ 4,046	$ 2,107

A deferred income tax (expense) benefit results from temporary timing differences in the recognition of income and expense for income tax and financial reporting purposes.  The components of and changes in the net deferred tax assets (liabilities) which give rise to this deferred income tax (expense) benefit for the years ended December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
	(in thousands)
Deferred Tax Assets:
Compensation Assets	$ 109	$ 99
Inventory Valuation	491	530
Accounts Receivable Valuation	232	169
Deferred Litigation Costs	62	33
Foreign Net Operating Losses	509	204
Other	290	268
Compensation Liabilities	287	275
Total Deferred Assets	$ 1,980	$ 1,578

Deferred Tax Liabilities:
Prepaid Expenses	(399)	(351)
Depreciation and Amortization	(1,445)	(1,550)
Total Deferred Liabilities	($1,844)	($1,901)

Total Deferred Tax Asset (Liability)	$ 136	($323)

Management believes it is more likely than not that the Company will have sufficient taxable income when these timing differences reverse and that the deferred tax assets will be realized and, accordingly, no valuation allowance is deemed necessary.

The Company is currently subject to audit by the Internal Revenue Service for the calendar years ended 2011 and 2010.  In 2010, the Company settled an audit by the Internal Revenue Service of its 2008 and 2009 returns.  The audit adjustments, all of which were temporary differences, resulted in net additional current federal and state tax of $108,000, plus interest of $10,000.  The Company and its Subsidiaries state income tax returns are subject to audit for the calendar years ended 2008 through 2011.

As of December 31, 2011, the Company had provided a liability of $135,000 for unrecognized tax benefits related to various federal and state income tax matters, which is included in Other Long Term Liabilities.  Of this amount, the amount that would impact the Company’s effective tax rate, if recognized, was $102,000.  The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by the federal tax benefit of state income tax items of $33,000.  The reserve at December 31, 2012 was $119,000, the most of which impacts the effective tax rate.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year:

	2012	2011

Beginning Unrecognized Tax Benefits –	$ 135	$ 276
Current Year – Increases	---	---
Current Year – Decreases	---	(105)
Current Year – Interest/Penalties	6	8
Expired Statutes	(22)	(44)
Ending Unrecognized Tax Benefits –	$ 119	$ 135

9. LEASES

In the United Kingdom, the Company leases a facility in Banbury, England for approximately $19,000 per month, which serves sales, warehousing and operational functions.  The lease in Banbury was effective April 1, 2006 and has a 15-year term ending in March of 2021.  There was an option to terminate in December of 2012, which passed with no action, and another option to terminate the lease in December of 2017.  Termination in 2017 requires a penalty of 2 months rentals, or approximately $38,000.  The Company’s current intention is to utilize the facility for the 15 years.

In the United States, in 2012 and 2011, the Company leased office space in Middletown, CT for approximately $8,000 a month.

In addition to property rentals, the Company also leases several automobiles, which are included in the rent expense and operating lease details below.

Rent expense for operating leases was approximately $325,000 and $308,000 for the years ended December 31, 2012, and 2011, respectively.

Present value of future minimum lease payments under non-cancelable leases as of December 31, 2012 is as follows:

Year Ending December 31,	Operating Leases
(in thousands)

2013	$ 439
2014	376
2015	352
2016	335
2017	285
Thereafter	763

Total Minimum Lease Payments	$ 2,550

10. EMPLOYEE BENEFIT PLANS

Defined Contribution and 401(K) Plans

The Company maintains a qualified non-contributory profit-sharing plan covering all eligible employees.  There were $261,000 and $239,000 of contributions made to the plan in 2012 and 2011 respectively, which were charged to expense.

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

After completing (1) year of service, the Company contributes an additional amount equal to 25% of all employee contributions, up to a maximum of 6% of an employee’s gross wages.  Contributions are funded on a current basis.  Contributions to the Plan charged to expense for the years ended December 31, 2012 and 2011 were $77,000 and $70,000, respectively.  The participant’s Company contribution vests ratably over six years.

11. COMMITMENTS AND CONTINGENCIES

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

The Company has salary continuation agreements with one current employee, and one former employee who retired at the end of 2010.  These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death.  The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65.  The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination.  The net present value of the retirement payments associated with these agreements is $481,000 at December 31, 2012, of which $469,000 is included in Other Long Term Liabilities, and the remaining current portion of $12,000 is included in Other Liabilities, associated with the retired employee previously noted who is now receiving benefit payments.  The December 31, 2011 liability of $468,000, had $456,000 reported in Other Long Term Liabilities, and a current portion of $12,000 in Other Liabilities. The increase in the liability was largely related to the time value of money, and the related decrease in the discount rate used to compute the liability.

The Company has obtained and is the beneficiary of three whole life insurance policies with respect to the two employees discussed above, and one other employee policy.  The cash surrender value of such policies (included in Other Long Term Assets) amounts to $838,000 at December 31, 2012 and $756,000 at December 31, 2011.

Contingencies:

The Company’s general liability insurance policies are subject to deductibles or retentions, ranging primarily from $25,000 to $250,000 per claim, (depending on the terms of the policy and the applicable policy year) up to an aggregate amount.  The Company is insured on a ‘first dollar’ basis for workers’ compensation subject to statutory limits.

In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”).  There has been an increase in the frequency of those Claims over the past two years relating to product liability.  The Company does not believe that the Claims have legal merit, and is therefore vigorously defending against those Claims.  The Company has in place commercial general liability insurance policies that cover the Claims, as noted above, including those alleging damages as a result of product defects.  Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $250,000, depending upon the insurance deductible in place for the respective claim year.  The aggregate maximum exposure for all current open claims is estimated to not exceed $2,200,000.  It is possible that the results of operations or liquidity and capital resources of the Company could be adversely affected by the ultimate outcome of the pending litigation as a result of the costs of contesting such lawsuits, potentially materially. Again, the Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation and, accordingly, the liability in the consolidated financial statements represents an accrual for legal costs for services previously rendered and outstanding settlements for existing claims. The liabilities recorded on the Company’s books at December 31, 2012 and December 31, 2011 were $537,000 and $414,000, respectively, and are included in Other Liabilities.

In 2007, the Company instituted a legal complaint against a former insurer, seeking reimbursement of amounts paid in defense of a class action litigation, as well as supplementary payments made in connection with the class action.  In March of

2012, the Company and the insurer settled the litigation for $4,700,000, with receipt of the cash occurring during that same month.  For clarity regarding this item, it is defined as the “Insurance Legal Recovery” on the accompanying condensed consolidated statement of income for the twelve-months ended December 31, 2012.

In February of 2012, the Company was made aware of a fraud perpetrated by an outside party involving insurance related premiums that the Company had prepaid for umbrella coverage. The assets are currently secured by a governmental agency who is investigating the case, and being held in a custodial account.  The value of the assets amount to $312,000 at December 31, 2012, and are included in Other Long Term Assets.  It is possible that not all of those funds will be returned to the Company, or the Company may need to incur additional costs to procure collection, but the outcome is currently not known or able to be estimated.  The Company is currently pursing all avenues in an effort to bring closure to the event, reclaim the assets, and has since replaced the aforementioned insurance coverage.

Our subsidiary, Omega Flex Limited (“OFL”), has been sued regarding the installation of TracPipe product in an apartment complex in England, the performance of the product, and the involvement of OFL in subsequent remedial efforts to address perceived deficiencies in the system.  As of December 31, 2012, OFL was vigorously defending this matter and was marshaling substantial defenses to the claims alleged in the litigation.  The amount in controversy is approximately £3,000,000.  As disclosed in Note 13, Subsequent Events, OFL has settled that case in March 2013 by entering into a settlement agreement and making a one-time payment of £800,000 to resolve all claims associated with the project.  The Company has subsequently recorded approximately $1,300,000 in Other Liabilities at December 31, 2012 to reflect the event.

Warranty Commitments:

Gas transmission products such as those made by the Company carry potentially serious personal injury risks in the event of failures in the field.  As a result, the Company performs extensive internal testing and other quality control procedures.  Historically, due to the extensive nature of these quality controls, the Company has had a minimal warranty claim rate, and the warranty expense is de minimis. Accordingly, the Company does not maintain a warranty reserve beyond a nominal amount.

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

Grants of Phantom Stock Units.  As of December 31, 2011, the Company had 16,381 unvested units outstanding, all of which were granted at Full Value.  On February 16, 2012, the Company granted an additional 8,690 Full Value Units with a fair value of $14.44 per unit on grant date, using historical volatility. In all cases, the grant price was equal to the closing price of the Company’s common stock at the grant date. In March 2012, the Company paid $77,000 for the 5,076 fully vested and matured units that were granted on March 6, 2008.  As of December 31, 2012, the Company had 16,790 unvested units outstanding.

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

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience.  Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense as of December 31, 2012.

The total Phantom Stock related liability as of December 31, 2012 was $327,000 of which $132,000 is included in other liabilities, as it is expected to be paid in March 2013, and the balance of $195,000 is included in other long term liabilities.

In accordance with FASB ASC Topic 718 Stock Compensation, the Company recorded compensation expense of approximately $72,000 and $73,000 related to the Phantom Stock Plan for each of the twelve month periods ended December, 2012 and 2011 respectively.

The following table summarizes information about the Company’s nonvested phantom stock Units at December 31, 2012:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2011	16,381	$ 10.38
Granted	8,690	$ 14.44
Vested	(8,281)	$ 11.07
Forfeited	(---)	(---)
Canceled	(---)	(---)

Nonvested at December 31, 2012	16,790	$ 12.14

Phantom Stock Unit Awards Expected to Vest	16,790	$ 12.14

 The total unrecognized compensation costs calculated at December 31, 2012 were $105,000 which will be recognized through March of 2015.  The Company will recognize the related expense over the weighted average period of 1.19 years.

13.

SUBSEQUENT EVENTS

On January 22, 2013, the Company entered into a 5 year building lease in Exton, Pennsylvania near the current main operating facility.  This will provide the Company with additional manufacturing, warehousing and distribution space with close proximity to the current operations.  The aggregate rental obligation related to the new 30,000 square foot facility will be $570,000.

On March 19, 2013, the Company’s English subsidiary, Omega Flex Limited (“OFL”), reached an agreement to settle litigation related to a construction project in Milton Keynes, England that involved a number of parties and issues.  This agreement fully resolves all claims related to the construction project, including claims regarding performance deficiencies of OFL products at the site.  Pursuant to the settlement agreement, OFL made a one-time payment of £800,000 to resolve all claims associated with the project.  The Company has subsequently recorded approximately $1,300,000 in Other Liabilities at December 31, 2012 to reflect the event.

Item 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

Item 9A – CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.

We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended as of December 31, 2012, the end of the period covered by this report on Form 10K.  Based on this evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective as of December 31, 2012.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its evaluation, our management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

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

(d)  Changes in Internal Control over Financial Reporting.

There were no changes on our internal control over financial reporting during the most recent quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B – OTHER INFORMATION

All matters required to be disclosed on Form 8-K during our fiscal 2012 fourth quarter have been previously disclosed on a Form 8-K filed with the Securities and Exchange Commission.

PART III

With respect to items 10 through 14, the Company will file with the Securities and Exchange Commission, within 120 days of the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14A.

Item 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors of the Company will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 4, 2013, under the caption “Current Directors and Nominees for Election – Background Information”, and to the extent required and except as set forth therein, is incorporated herein by reference.

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

Item 11 - EXECUTIVE COMPENSATION

Information regarding executive compensation will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 4, 2013, and under the caption “Executive Compensation” to the extent required and except as set forth therein, is incorporated herein by reference.

The report of the Compensation Committee of the Board of Directors of the Company shall not be deemed incorporated by reference by any general statement incorporating by reference the proxy statement into any filing under the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under such Act.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management as well as information regarding equity compensation plans and individual equity contracts or arrangements will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held on June 4, 2013, under the caption “Security Ownership of Certain Beneficial Owners and Management”, and to the extent required and except as set forth therein, is incorporated herein by reference.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held on June 4, 2013, under the caption “Certain Relationships and Related Transactions” and to the extent required and except as set forth therein, is incorporated herein by reference.

Item 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding financial accounting fees and services will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held on June 4, 2013, under the caption “Principal Accounting Fees and Services”, and to the extent required, and except as set forth therein, is incorporated herein by reference.

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

Exhibit No.	Description	Reference Key
**********	**********	**********
3.1	Articles of Incorporation of Omega Flex, Inc., as amended	(A)

3.2	Amended and Restated By-laws of Omega Flex, Inc.	(A)

10.1	Indemnity and Insurance Matters Agreement dated July 29, 2005 between Omega Flex, Inc. and Mestek, Inc.	(A)

10.2	Form of Indemnification Agreements entered into between Omega Flex, Inc. and its Directors and Officers and the Directors of its wholly-owned subsidiaries.	(A)

10.3	Schedule of Directors/Officers with Indemnification Agreement	(A)

10.4	Employment Agreement dated December 15, 2008 between Omega Flex, Inc. and Kevin R. Hoben	(D)

10.5	Employment Agreement dated December 15, 2008 between Omega Flex, Inc. and Mark F. Albino	(D)

10.6	Amended and Restated Committed Revolving Line of Credit Note dated December 30, 2010 by Omega Flex, Inc. to Sovereign Bank, N.A. in the principal amount of $10,000,000.	(H)

10.7	Loan and Security Agreement dated December 17, 2009 between Omega Flex, Inc. and Sovereign Bank, N.A.	(G)

10.8	First Amendment dated December 30, 2010 to the Loan and Security Agreement between Omega Flex, Inc. and Sovereign Bank, N.A	(H)

10.9	Promissory Note dated June 10, 2009 by Mestek, Inc. payable to Omega Flex, Inc. in the principal amount of $3,249,615.00.	(B)

10.10	Subordination Agreement dated June 10, 2009 by Omega Flex, Inc. and Bank of American, N.A.	(B)

10.11	Executive Salary Continuation Agreement	(C)

10.12	Phantom Stock Plan dated December 11, 2006.	(E)

10.13	First Amendment to the Omega Flex, Inc. 2006 Phantom Stock Plan	(G)

10.14	Form of Phantom Stock Agreement entered into between Omega Flex, Inc. and its directors, officers and employees, except as set forth in the attached schedule.	(E)

10.15	Schedule of Phantom Stock Agreements between Omega Flex, Inc. and its directors and executive officers.

10.16	Rule 10b5-1 Agreement between Omega Flex, Inc. and Hunter Associates dated December 15, 2008.	(D)

10.17	Amendment 1 to the Rule 10b5-1 Repurchase Plan dated December 15, 2009	(F)

10.18	Omega Flex Limited Settlement Agreement dated March 15, 2013

14.1	Code of Business Ethics	(A)

21.1	List of Subsidiaries	(A)

23.1	Consent of McGladrey LLP

31.1	CEO Certification

31.2	CFO Certification

32.1	906 CEO and CFO Certifications

99.1	Information Statement	(A)

99.2	Corporate Governance Guidelines	(A)

Reference Key

(A)	Filed as an Exhibit to the Registration Statement on Form 10-12G filed on June 22, 2005.

(B)	Filed as an Exhibit to the Quarterly Report on Form 10-Q filed August 7, 2009.

(C)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 31, 2006.

(D)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 18, 2009.

(E)	Filed as an Exhibit to the Annual Report on Form 10-K filed April 2, 2007.

(F)	Filed as an Exhibit to the Quarterly Report on Form 10-Q filed November 5, 2009.

(G)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 17, 2010.

(H)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 10, 2011.

Each management contract or compensatory plan or arrangement to be filed as an exhibit to this report pursuant to item 15 is listed in Exhibit numbers 10.1, 10.2, 10.4 and 10.5.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA FLEX, INC.

Date: March 22, 2013	By:	/S/ Kevin R. Hoben
Kevin R. Hoben, President and
Chief Executive Officer

Date: March 22, 2013	By:	/S/ Paul J. Kane
Paul J. Kane, Vice President Finance,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 22, 2013	By:	/S/ Mark F. Albino
Mark F. Albino, Director

Date: March 22, 2013	By:	/S/ David K. Evans
David K. Evans, Director

Date: March 22, 2013	By:	/S/ J. Nicholas Filler
J. Nicholas Filler, Director

Date: March 22, 2013	By:	/S/ David W. Hunter
David W. Hunter, Director

Date: March 22, 2013	By:	/S/ Bruce C. Klink
Bruce C. Klink, Director

Date: March 22, 2013	By:	/S/ John E. Reed
John E. Reed, Director

Date: March 22, 2013	By:	/S/ Stewart B. Reed
Stewart B. Reed, Director

Date: March 22, 2013	By:	/S/ Edward J. Trainor
Edward J. Trainor, Director