Form 10-Q
period 2013-03-31
Omega Flex, Inc.
filed 2013-05-10
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2013

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

The number of shares of the registrant’s common stock issued and outstanding as of March 31, 2013 was 10,091,822.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2013

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1 – Financial Statements

Condensed consolidated balance sheets at March 31, 2013 (unaudited)
and December 31, 2012	3

Condensed consolidated statements of income for the
three-months ended March 31, 2013 and 2012 (unaudited)	4

Condensed consolidated statements of comprehensive income for the
three-months ended March 31, 2013 and 2012 (unaudited)	5

Condensed consolidated statements of cash flows for the
three-months ended March 31, 2013 and 2012 (unaudited)	6

Notes to the condensed consolidated financial statements (unaudited)	7

Item 2- Management's Discussion and Analysis of Financial Condition
and Results of Operations	18

Item 3 – Quantitative and Qualitative Information About Market Risks	26

Item 4 – Controls and Procedures	26

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	26

Item 4 – Submission of Matter to a Vote of the Security Holders	28

Item 6 - Exhibits	28

SIGNATURE	29

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012

	(unaudited)
	(Dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$ 658	$ 939
Accounts Receivable - less allowances of
$568 and $653, respectively	10,204	12,134
Inventories-Net	7,578	7,128
Deferred Taxes	783	750
Other Current Assets	1,315	1,503

Total Current Assets	20,538	22,454

Property and Equipment - Net	4,765	4,824
Goodwill-Net	3,526	3,526
Other Long Term Assets	1,821	1,865

Total Assets	$ 30,650	$ 32,669

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 2,052	$ 2,737
Line of Credit	-	324
Accrued Compensation	603	349
Accrued Commissions and Sales Incentives	1,903	3,671
Taxes Payable	715	235
Other Liabilities	2,729	4,214

Total Current Liabilities	8,002	11,530

Deferred Taxes	631	614
Other Long Term Liabilities	748	783

Total Liabilities	9,381	12,927

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 Share: authorized 20,000,000 Shares: 10,153,633 shares issued and 10,091,822 outstanding at March 31, 2013 and December 31, 2012, respectively	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	10,808	10,808
Retained Earnings	10,763	9,181
Accumulated Other Comprehensive Loss	(463)	(410)
Total Omega Flex, Inc. Shareholders’ Equity	21,209	19,680
Noncontrolling Interest	60	62

Total Shareholders’ Equity	21,269	19,742

Total Liabilities and Shareholders’ Equity	$ 30,650	$ 32,669

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three-months ended
	March 31,
	2013	2012

	(Amounts in Thousands)

Net Sales	$ 16,382	$ 14,548

Cost of Goods Sold	7,782	7,093

Gross Profit	8,600	7,455

Selling Expense	3,048	2,956
General and Administrative Expense	2,371	2,566
Insurance Legal Recovery	-	(4,700)
Engineering Expense	718	635

Operating Profit	2,463	5,998

Interest (Expense) Income	(1)	3
Other (Expense) Income	(84)	59

Income Before Income Taxes	2,378	6,060

Income Tax Expense	794	2,137

Net Income	1,584	3,923
Less: Net Income attributable to the Noncontrolling Interest, Net of Tax	(2)	(3)

Net Income attributable to Omega Flex, Inc.	$ 1,582	$ 3,920

Basic and Diluted Earnings per Common Share	$ 0.16	$ 0.39

Basic and Diluted Weighted-Average Shares Outstanding	10,092	10,092

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

 OMEGA FLEX, INC.

CONSOLIDATED CONDENSDED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three-months ended
	March 31,
	2013	2012
	(Amounts in Thousands)

Net Income	$ 1,584	$ 3,923

Other Comprehensive Income, Net of Tax:
Foreign Currency Translation Adjustment, net of Taxes	(57)	70
Other Comprehensive Income (Loss)	(57)	70

Comprehensive Income	1,527	3,993

Less: Comprehensive Income (Loss) Attributable to the Noncontrolling Interest	2	(7)

Total Other Comprehensive Income	$ 1,529	$ 3,986

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three-months ended
	March 31,
	2013	2012
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net Income	$ 1,584	$ 3,923
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
Non-Cash Compensation Expense	126	2
Depreciation and Amortization	132	164
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	(80)	4
Changes in Assets and Liabilities:
Accounts Receivable	1,910	3
Inventory	(514)	(369)
Other Assets	277	234
Accounts Payable	(653)	353
Accrued Compensation	254	(140)
Accrued Commissions and Sales Incentives	(1,764)	(499)
Other Liabilities	(1,086)	1,343
Net Cash Provided by Operating Activities	186	5,018

Cash Flows from Investing Activities:
Capital Expenditures	(92)	(38)
Net Cash Used in Investing Activities	(92)	(38)

Cash Flows from Financing Activities:
Principal Payments on Line of Credit	(324)	-
Net Cash Used in Financing Activities	(324)	-

Net Increase (Decrease) in Cash and Cash Equivalents	(230)	4,980
Translation effect on cash	(51)	64
Cash and Cash Equivalents – Beginning of Period	939	3,476

Cash and Cash Equivalents – End of Period	$ 658	$ 8,520

Supplemental Disclosure of Cash Flow Information:

Cash paid for Income Taxes	$ 364	$ 47

Cash paid for Interest	$ 1	$ -

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

 OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”).  The Company’s unaudited  condensed consolidated financial statements for the quarter ended March 31, 2013 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), and with the instructions of Form 10-Q and Article 10 of Regulation S-X.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K).  All material inter-company accounts and transactions have been eliminated in consolidation.  It is Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature or a description is provided for any adjustments that are not of a normal recurring nature.

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

Goodwill

In accordance with Financial Accounting Standards Board (FASB) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2012.  This analysis did not indicate any impairment of goodwill.  There are no circumstances that indicate that Goodwill might be impaired at March 31, 2013.

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

Fair Value of Financial and Nonfinancial Instruments

The Company measures financial instruments in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures.  The accounting standard defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures about fair value measurements.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard creates a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability. The Company relies on its actively traded share value – a level 1 input – in determining the fair value of the reporting unit in its annual impairment test as described in the FASB ASC Topic 350, Intangibles -

Goodwill and Other.

Earnings per Common Share

Basic earnings per share have been computed using the weighted-average number of common shares outstanding.  For the periods presented, there are no dilutive securities.  Consequently, basic and dilutive earnings per share are the same.

Currency Translation

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates prevailing on the balance sheet dates.  The Statements of Income are translated into U.S. dollars at average exchange rates for the period.  Adjustments resulting from the translation of financial statements are excluded from the determination of income and are accumulated in a separate component of shareholders’ equity.  Exchange gains and losses resulting from foreign currency transactions are included in operations (other (income) expense) in the period in which they occur.

Income Taxes

The Company accounts for taxes in accordance with the FASB ASC Topic 740, Income Taxes.  Under this method the Company records income tax expense and the related deferred taxes and tax benefits.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period in which the rate is enacted.  A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain.  No valuation reserve was deemed necessary at March 31, 2013 or at December 31, 2012.  Also, in accordance with FASB ASC Topic 740 (formerly FIN 48), the Company had reserves on the books for uncertainties in tax positions of $121,000 at March 31, 2013, and $119,000 at December 31, 2012.  These reserves are reviewed each quarter.

Other Comprehensive Income (Loss)

For the quarter ended March 31, 2013 and 2012, respectively, the sole component of Other Comprehensive Income (Loss) was a foreign currency translation adjustment.

New Accounting Pronouncements

ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet, and instruments and transactions subject to an agreement similar to a master netting arrangement. The requirements are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods.  ASU 2011-11 currently has no impact on the Company’s financial conditions, results of operations or cash flows.

ASU 2011-12, “Comprehensive Income (Topic 220) Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” issued in December 2011 amends ASU 2011-05 to reflect only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments.  The amendments are being made to allow FASB time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  While FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments; entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05.  Public entities should begin applying these requirements for fiscal years ending after December 15, 2011.  Adoption of ASU 2011-12 had no material impact on the financial statements.

3. INVENTORIES

Inventories, net of reserves consisted of the following:

	March 31,	December 31,
	2013	2012
	(dollars in thousands)

Finished Goods	$ 5,928	$ 5,598
Raw Materials	1,650	1,530

Inventories - Net	$ 7,578	$ 7,128

4. LINE OF CREDIT

On December 30, 2010, the Company agreed to a new Revolving Line of Credit Note and Loan Agreement with Sovereign Bank, NA (“Sovereign”).  The Company established a line of credit facility in the maximum amount of $10,000,000, maturing on December 31, 2014, with funds available for working capital purposes and other cash needs.  The loan is collateralized by all of the Company’s tangible and intangible assets.  The loan agreement provides for the payment of any borrowings under the agreement at an interest rate range of either LIBOR plus

1.75% to plus 2.75% (for borrowings with a fixed term of 30, 60, or 90 days), or, Prime less 0.50% to plus 0.50% (for borrowings with no fixed term other than the December 31, 2014 maturity date), depending upon the Company’s then existing financial ratios.  At March 31, 2013, the Company’s ratio would allow for the most favorable rate under the agreement’s range, which would be a rate of 2.03% (LIBOR plus 1.75%).  The Company is required to pay an annual commitment fee for the access to the funds, and is also obligated to pay a “Line Fee” ranging from 17.5 to 35.0 basis points of the average unused balance on a quarterly basis, depending again upon the Company’s then existing financial ratios.  The Company may terminate the line at any time during the four year term, as long as there are no amounts outstanding.

At December 31, 2012, the line of credit balance was $324,000. During the first quarter of 2013 the Company paid off the line of credit balance, and therefore had no outstanding borrowings on its line of credit as of March 31, 2013.

As of March 31, 2013 and December 31, 2012, the Company was in compliance with all debt covenants.

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

The Company has salary continuation agreements with one current employee, and one former employee who retired at the end of 2010.  These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death.  The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65.  The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination.  The net present value of the retirement payments associated with these agreements is $483,000 at March 31, 2013, of which $471,000 is included in Other Long Term Liabilities, and the remaining current portion of $12,000 is included in Other Liabilities, associated with the retired employee previously noted who is now receiving benefit payments.  The December 31, 2012 liability of $481,000, had $469,000 reported in Other Long Term Liabilities, and a current portion of $12,000 in Other Liabilities.

The Company has obtained and is the beneficiary of three whole life insurance policies with respect to the two employees discussed above, and one other employee policy.  The cash surrender value of such policies (included in Other Long Term Assets) amounts to $891,000 at March 31, 2013 and $838,000 at December 31, 2012.

As disclosed in detail in the December 31, 2012 Form 10-K, the Company has several lease obligations in place that will be paid out over time.  Most notably, the Company has a lease for the manufacturing facility in Banbury, England, and also the new building lease in Exton, Pennsylvania near the current main operating facility, which provides additional manufacturing, warehousing and distribution space.

Contingencies:

The Company’s general liability insurance policies are subject to deductibles or retentions, ranging primarily from $25,000 to $250,000 per claim, (depending on the terms of the policy and the applicable policy year) up to an aggregate amount.  The Company is insured on a ‘first dollar’ basis for workers’ compensation subject to statutory limits.

In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”).  There has been an increase in the frequency of those Claims over the past few years relating to product liability.  The Company does not believe that the Claims have legal merit, and is therefore vigorously defending against those Claims.  The Company has in place commercial general liability insurance policies that cover the Claims, as noted above, including those alleging damages as a result of product defects.  Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $250,000, depending upon the insurance deductible in place for the respective claim year.  The aggregate maximum exposure for all current open claims is estimated not to exceed approximately $2,400,000, which represents the defense costs and any settlements or adverse verdicts incurred over time within the insurance policy deductibles or retentions.  It is possible that the results of operations or liquidity and capital resources of the Company could be adversely affected by the ultimate outcome of the pending litigation as a result of the costs of contesting such lawsuits, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation and, accordingly, the liability in the consolidated financial statements represents an accrual for legal costs for services previously rendered and outstanding settlements for existing claims. The liabilities recorded on the Company’s books at March 31, 2013 and December 31, 2012 were $663,000 and $537,000, respectively, and are included in Other Liabilities.

In 2010, the Company took one of the Claims to trial in Pennsylvania, and the jury returned a verdict that the Company was not negligent in designing and selling the TracPipe product, but that under the unique law in Pennsylvania for strict liability, the product lacked “any element” necessary to make it safe for its intended use.  The Company has appealed that portion of the verdict, and the Supreme Court of Pennsylvania has agreed to hear the case with the focus on whether the product liability law in Pennsylvania should be revised.

In 2007, the Company instituted a legal complaint against a former insurer, seeking reimbursement of amounts paid in defense of a class action litigation, as well as supplementary payments made in connection with the class action.  In March of 2012, the Company and the insurer settled the litigation for $4,700,000, with receipt of the cash occurring during that same month.  For clarity regarding this item, it is defined as the “Insurance Legal Recovery or ILR” on the accompanying condensed consolidated statement of income for the three-months ended March 31, 2012.

In February of 2012, the Company was made aware of a fraud perpetrated by an outside party involving insurance related premiums that the Company had prepaid for umbrella coverage. The assets are currently secured by a governmental agency who is investigating the case, and being held in a custodial account.  The value of the assets amount to $291,000 at March 31, 2013, and are included in Other Long Term Assets.  It is possible that not all of those funds will be returned to the Company, or the Company may need to incur additional costs to procure collection, but the outcome is currently not known or able to be estimated.  The Company is currently pursing all avenues in an effort to bring closure to the event, reclaim the assets, and has since replaced the aforementioned insurance coverage.

As disclosed in Note 13, Subsequent Events, in the Company’s December 31, 2012 Form 10-K, our subsidiary, Omega Flex Limited (“OFL”), had been sued regarding the installation of TracPipe product in an apartment complex in England.  In March of 2013, OFL settled that case by entering into a settlement agreement and making a one-time payment of £800,000 to resolve all claims associated with the project.  The Company subsequently recorded approximately $1,300,000 in Other Liabilities at December 31, 2012 to reflect the event.  The amount was paid in full in March 2013, and therefore there is no liability relating to this at March 31, 2013.

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

Grants of Phantom Stock Units.  As of December 31, 2012, the Company had 16,790 unvested units outstanding, all of which were granted at Full Value.  The Company did not make any new grants during the first quarter of 2013. In March 2013, the Company paid $154,000 for the 8,645 fully vested and matured units that were granted on February 20, 2009.  As of March 31, 2013, the Company had 8,493 unvested units outstanding.

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

The FASB ASC Topic 718, Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately to vest.

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience.  Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a

0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense as of March 31, 2013.

The total Phantom Stock related liability as of March 31, 2013 was $299,000 of which $143,000 is included in other liabilities, as it is expected to be paid in March 2014, and the balance of $156,000 is included in other long term liabilities.

In accordance with FASB ASC Topic 718, Stock Compensation, the Company recorded compensation expense of approximately $126,000 and $2,000 related to the Phantom Stock Plan for the three months ended March 31, 2013 and 2012, respectively.

The following table summarizes information about the Company’s nonvested phantom stock Units at March 31, 2013:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2012	16,790	$ 12.14
Granted	---	--
Vested	(8,297)	$ 11.05
Forfeited	(---)	(---)
Canceled	(---)	(---)

Nonvested at March 31, 2013	8,493	$ 13.20

Phantom Stock Unit Awards Expected to Vest	8,493	$ 13.20

The total unrecognized compensation costs calculated at March 31, 2013 are $124,000 which will be recognized through March of 2015.  The Company will recognize the related expense over the weighted average period of 1.39 years.

7.  NONCONTROLLING INTERESTS

The Company owns 100% of all subsidiaries, except for its UK subsidiary Omega Flex, Limited, of which it owns 95%.  A noncontrolling interest owns the other 5%, and held a value of $62,000 at December 31, 2012.  The total equity of the Company including the non-controlling interest was $19,742,000 at December 31, 2012.

For the three months ended March 31, 2013, the operations of Omega Flex, Limited had income of $34,000.  The noncontrolling interest’s portion of the income was $2,000.

The noncontrolling interest must also recognize its share of any currency translation adjustment, since the subsidiary’s functional currency is British Pounds, and the local books are translated into US Dollars for consolidation purposes.  The noncontrolling interest’s share of foreign currency translation loss was $4,000 as of March 31, 2013.

At March 31, 2013, after considering the income and foreign currency translation components described above, the balance of the noncontrolling interest was $60,000.

8. SHAREHOLDERS’ EQUITY

As of March 31, 2013 and December 31, 2012, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share.  For both periods, the number of shares issued was 10,153,633, and the total number of outstanding shares was 10,091,822, with the 61,811 variance representing shares held in Treasury.

On April 4, 2012, the Company’s Board of Directors authorized an extension of its stock repurchase program without expiration, up to a maximum amount of $1,000,000.  The original program established in December of 2007 authorized the purchase of up to $5,000,000 of its common stock.  The purchases may be made from time-to-time in the open market or in privately negotiated transactions, depending on market and business conditions.  The Board retained the right to cancel, extend, or expand the share buyback program, at any time and from time-to-time.  Since inception, the Company has purchased a total of 61,811 shares for approximately $932,000, or approximately $15 per share.  The Company did not make any stock repurchases during the first three months of 2013, or during 2012.

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

CHANGES IN FINANCIAL CONDITION

The Accounts Receivable balance was $10,204,000 at March 31, 2013, compared to $12,134,000 at December 31, 2012, decreasing $1,930,000 (15.9%) during the quarter.  Sales for the last two months of the first quarter of 2013 were approximately 15% lower than the last two months of 2012, which therefore created a similar reduction in the Accounts Receivable balance.

Accounts Payable has decreased $685,000 (25%), ending at $2,052,000 at March 31, 2013, from a balance of $2,737,000 at December 31, 2012.  The majority of the change is timing related, with less payments due to vendors outstanding at the quarter end then experienced at December 31, 2012.

Accrued Commissions and Sales Incentives decreased $1,768,000 (48.2%), being $1,903,000 at March 31, 2013, compared to $3,671,000 at December 31, 2012.  The decrease mostly pertained to the payment of annual sales incentive programs earned in 2012 and paid during the first quarter of 2013, offset partially by the recording of the new 2013 program obligations.  Customarily, annual programs represent a significant portion of the overall sales incentive payment structure, and therefore the balance at the end of a year is typically more significant than during a particular quarter.

Other Liabilities were $2,729,000 at March 31, 2013, compared to $4,214,000 at December 31, 2012, reducing by $1,485,000 (35.2%).  As disclosed previously in Note 5, Commitments and Contingencies, the Company’s subsidiary, OFL, had been sued regarding the installation of TracPipe product in an apartment complex in England.  The Company had reached a settlement of approximately $1,300,000 regarding this issue in March of 2013, and subsequently recorded the amount in Other Liabilities as of December 31, 2012.  OFL then paid $1,300,000 during March of 2013 and thus diminished the balance of the liability accordingly, which accounts for a majority of the change between periods.

RESULTS OF OPERATIONS

Three-months ended March 31, 2013 vs. March 31, 2012

The Company reported comparative results from continuing operations for the three-month period ended March 31, 2013 and 2012 as follows:

	Three-months ended March 31, (in thousands)

	2013	2013	2012	2012
	($000)%		($000)%
Net Sales	$16,382	100.0%	$14,548	100.0%
Gross Profit	$ 8,600	52.5%	$ 7,455	51.2%
Operating Profit	$ 2,463	15.0%	$ 5,998	41.2%

The Company’s 2013 first quarter sales increased $1,834,000 (12.6%) over the same period in 2012, ending at $16,382,000 for the three months ended March 31, 2013, compared to $14,548,000 for the same three months in 2012.

Increases in Net Sales are largely attributable to continued growth in the residential sector, as well as increased demand for the Company’s double-containment piping. Volume, or units sold, accounts for the majority of the increase compared to the prior year quarter, and there was also a slight rise in pricing.

The Company’s gross profit margins have increased to 52.5% from 51.2% for the three-months ended March 31, 2013 and 2012, respectively.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight.  Selling expense was $3,048,000 and $2,956,000 for the three-months ended March 31, 2013 and 2012, respectively, representing an increase of $92,000.  The increase was primarily associated with additional costs for Commissions and Freight resulting from the increase in sales volume.  Those increases were however softened by a drop in advertising costs.  Sales expense was lower as a percent of net sales compared to last year, being 18.6% for the three-months ended March 31, 2013, and 20.3% for the three-months ended March 31, 2012.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services.  General and administrative expenses were $2,371,000 and $2,566,000 for the three-months ended March 31, 2013 and 2012, respectively.  The $195,000 decrease between periods largely resulted from two contrasting items.  There was a $656,000 decrease in incentive compensation, as the first quarter of 2012 had a larger bonus obligation associated increased profits generated from the Insurance Legal Recovery.  There was however a $412,000 increase in legal and product liability related defense costs.  As a percentage of sales, general and administrative expenses decreased to 14.5% for the three months ended March 31, 2013 from 17.6% for the three months ended March 31, 2012.

Insurance Legal Recovery.  As previously disclosed in a Form 8-K/A filed with the Securities and Exchange Commission on March 15, 2012, the Company agreed to settle a legal dispute relating to insurance coverage and received $4,700,000 as part of the settlement during that same month.  This receipt was all recorded as income during the first quarter of 2012.  There was no comparable event during the first quarter of 2013, and thus the change between periods is $4,700,000.  This event also impacted incentive compensation, which is included in the General and Administrative Expenses, and Income Tax Expenses, increasing both significantly compared to this year.

Engineering Expense.  Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs.  Engineering expenses increased $83,000.  They were

$718,000 and $635,000 for the three months ended March 31, 2013 and 2012, respectively.  Engineering expenses as a percentage of sales were consistent at 4.4% for the three months ended March 31, 2013, and 2012.

Operating Profits.  Reflecting all of the factors mentioned above, Operating Profits were $3,535,000 or 58.9% less than last year, being $2,463,000 at March 31, 2013 and $5,998,000 at March 31, 2012.  It should be noted however that Excluding the Insurance Legal Recovery and its auxiliary costs noted above, operating profits increased by nearly 14% over the prior year.

Interest Income (Expense)-Net.  Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit.  The interest income (expense) was nominal for the first quarter of 2013 and 2012.

Other Income (Expense)-Net.  Other Income (Expense)-net primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our U.K. subsidiary.  The British Pound has weakened compared to last year, and was therefore largely responsible for a decline in other income (expense) between quarters of $143,000.  There was an expense recorded during the first quarter of 2013, versus income during the same quarter last year.

Income Tax Expense.  Income Tax Expense was $794,000 for the first three months of 2013, compared to $2,137,000 for the same period in 2012.  The $1,343,000 change in the tax expense was largely the result of the receipt of the Insurance Legal Recovery in 2012.  The Company’s effective tax rate in 2013 does however approximate the 2012 rate and does not differ materially from expected statutory rates.

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

Goodwill

In accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2012.  This analysis did not indicate any impairment of goodwill.  There are no circumstances that indicate that Goodwill might be impaired at March 31, 2013.

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

Fair Value of Financial and Nonfinancial Instruments

The Company measures financial instruments in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures.  The accounting standard defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures about fair value measurements.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard creates a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability. The Company relies on its actively traded share value – a level 1 input – in determining the fair value of the reporting unit in its annual impairment test as described in the FASB ASC Topic 350.

Earnings per Common Share

Basic earnings per share have been computed using the weighted-average number of common shares outstanding.  For the periods presented, there are no dilutive securities.  Consequently, basic and dilutive earnings per share are the same.

Currency Translation

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates prevailing on the balance sheet dates.  The Statements of Income are translated into U.S. dollars at average exchange rates for the period.  Adjustments resulting from the translation of financial statements are excluded from the determination of income and are accumulated in a separate component of shareholders’ equity.  Exchange gains and losses resulting from foreign currency transactions are included in operations (other (income) expense) in the period in which they occur.

Income Taxes

The Company accounts for taxes in accordance with the FASB ASC Topic 740, Income Taxes.  Under this method the Company records income tax expense and the related deferred taxes and tax benefits.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period in which the rate is enacted.  A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain.  No valuation reserve was deemed necessary at March 31, 2013 or at December 31, 2012.  Also, in accordance with FASB ASC Topic 740 (formerly FIN 48), the Company had reserves on the books for uncertainties in tax positions of $121,000 at March 31, 2013, and $119,000 at December 31, 2012.  These reserves are reviewed each quarter.

Other Comprehensive Income (Loss)

For the quarter ended March 31, 2013 and 2012, respectively, the sole component of Other Comprehensive Income (Loss) was a foreign currency translation adjustment.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company’s primary cash needs have been related to working capital items, which the Company has largely funded through cash generated from operations.

As of March 31, 2013, the Company had a cash balance of $658,000.  Additionally, the Company has a $10,000,000 line of credit available with Sovereign Bank, as discussed in detail in Note 4, which had no borrowings outstanding upon it at March 31, 2013.  At December 31, 2012, the Company had cash of $939,000, and borrowings against the line of credit of $324,000.

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For the first three months of 2013, the Company’s cash from operating activities was $186,000.  The first quarter of 2012 experienced cash from operating activities of $5,018,000.  The significant increase in 2012 was largely related to the ILR discussed in Note 5, Commitments and Contingencies, which enhanced cash from operations by approximately $3,900,000 after considering the deduction for auxiliary costs.  Inversely, the Company paid approximately $1,300,000 during the first quarter of 2013 related to the settlement in England, also discussed in Note 5.  Those two isolated events, along with various other less significant items account for the $4,832,000 decrease in cash from operating activities between periods.

As a general trend, the Company tends to deplete cash early in the year, as significant payments are typically made for accrued promotional incentives, incentive compensation, and taxes.  Cash has then historically shown a tendency to be restored and accumulated during the latter portion of the year.

Investing Activities

Cash used in investing activities for the three months of 2013 and 2012 was $92,000 and $38,000, respectively, all related to capital expenditures for both periods.

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

Financing Activities

At December 31, 2012, the line of credit balance was $324,000. During the first quarter of 2013 the Company paid off the line of credit balance, and therefore had no outstanding borrowings on its line of credit as of March 31, 2013.

CONTINGENT LIABILITIES AND GUARANTEES

See Note 5 to the Company’s financial statements.

 OFF-BALANCE SHEET ARRANGEMENTS

Refer to Item 7 of the Company’s 2012 year-end Form 10-K under the caption “Off-Balance Sheet Obligations or Arrangements”.

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

Item 4 – Controls And Procedures

(a)

Evaluation of Disclosure Controls and Procedures.

At the end of the fiscal first quarter of 2013, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures.  The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission.  The Company’s management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”).  There has been an increase in the frequency of those Claims over the past few years relating to product liability.  The Company does not believe that the Claims have legal merit, and is therefore vigorously defending against those Claims.  The Company has in place commercial general liability insurance policies that cover the Claims, as noted above, including those alleging damages as a result of product defects.  Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $250,000, depending upon the insurance deductible in place for the respective claim year.  The aggregate maximum exposure for all current open claims is estimated not to exceed approximately $2,400,000, which represents the defense costs and any settlements or adverse verdicts incurred over time within the insurance policy deductibles or retentions.  It is possible that the results of operations or liquidity and capital resources of the Company could be adversely affected by the ultimate outcome of the pending litigation as a result of the costs of contesting such lawsuits, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation and, accordingly, the liability in the consolidated financial statements represents an accrual for legal costs for services previously rendered and outstanding settlements for existing claims. The liabilities recorded on the Company’s books at March 31, 2013 and December 31, 2012 were $663,000 and $537,000, respectively, and are included in Other Liabilities.

In 2010, the Company took one of the Claims to trial in Pennsylvania, and the jury returned a verdict that the Company was not negligent in designing and selling the TracPipe product, but that under the unique law in Pennsylvania for strict liability, the product lacked “any element” necessary to make it safe for its intended use.  The Company has appealed that portion of the verdict, and the Supreme Court of Pennsylvania has agreed to hear the case with the focus on whether the product liability law in Pennsylvania should be revised.

In 2007, the Company instituted a legal complaint against a former insurer, seeking reimbursement of amounts paid in defense of a class action litigation, as well as supplementary payments made in connection with the class action.  In March of 2012, the Company and the insurer settled the litigation for $4,700,000, with receipt of the cash occurring during that same month.  For clarity regarding this item, it is defined as the “Insurance Legal Recovery or ILR” on the accompanying condensed consolidated statement of income for the three-months ended March 31, 2013.

In February of 2012, the Company was made aware of a fraud perpetrated by an outside party involving insurance related premiums that the Company had prepaid for umbrella coverage. The assets are currently secured by a governmental agency who is investigating the case, and being held in a custodial account.  The value of the assets amount to $291,000 at March 31, 2013, and are included in Other Long Term Assets.  It is possible that not all of those funds will be returned to the Company, or the Company may need to incur additional costs to procure collection, but the outcome is currently not known or able to be estimated.  The Company is currently pursing all avenues in an effort to bring closure to the event, reclaim the assets, and has since replaced the aforementioned insurance coverage.

As disclosed in Note 13, Subsequent Events, in the Company’s December 31, 2012 Form 10-K, our subsidiary, Omega Flex Limited (“OFL”), had been sued regarding the installation of TracPipe product in an apartment complex in England.  In March of 2013, OFL settled that case by entering into a settlement agreement and making a one-time payment of £800,000 to resolve all claims associated with the project.  The Company had subsequently recorded approximately $1,300,000 in Other Liabilities at December 31, 2012 to reflect the event.  The amount was paid in full during the same month, and therefore there is no liability relating to this at March 31, 2013.

Item 4 – Submission of Matter to a Vote of the Security Holders

No matters were submitted to the security holders of the Company for a vote during the first quarter of 2013.

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

OMEGA FLEX, INC.
(Registrant)

Date: May 10, 2013	By: /S/ Paul J. Kane______________
Paul J. Kane
Vice President – Finance
and Chief Financial Officer