Form 10-Q
period 2013-06-30
Omega Flex, Inc.
filed 2013-08-08
CIK 1317945

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2013

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

The number of shares of the registrant’s common stock outstanding as of June 30, 2013 was 10,091,822.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2013

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1 – Financial Statements

Condensed consolidated balance sheets at June 30, 2013 (unaudited)
and December 31, 2012	3

Condensed consolidated statements of income for the
three-months and six-months ended June 30, 2013 and 2012 (unaudited)	4

Condensed consolidated statements of comprehensive income for the three-months
and six-months ended June 30, 2013 and 2012 (unaudited)	5

Condensed consolidated statements of cash flows for the
six-months ended June 30, 2013 and 2012 (unaudited)	6

Notes to the condensed consolidated financial statements (unaudited)	7

Item 2- Management's Discussion and Analysis of Financial Condition
and Results of Operations	18

Item 3 – Quantitative and Qualitative Information About Market Risks	28

Item 4 – Controls and Procedures	28

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	29

Item 4 – Submission of Matter to a Vote of the Security Holders	30

Item 6 - Exhibits	32

SIGNATURE	32

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012

	(unaudited)
	(Dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$ 2,502	$ 939
Accounts Receivable - less allowances of
$633 and $653, respectively	11,956	12,134
Inventories-Net	6,943	7,128
Deferred Taxes	868	750
Other Current Assets	1,135	1,503

Total Current Assets	23,404	22,454

Property and Equipment - Net	4,946	4,824
Goodwill-Net	3,526	3,526
Other Long Term Assets	1,732	1,865

Total Assets	$ 33,608	$ 32,669

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 1,641	$ 2,737
Line of Credit	---	324
Accrued Compensation	1,352	349
Accrued Commissions and Sales Incentives	2,375	3,671
Taxes Payable	149	235
Other Liabilities	2,810	4,214

Total Current Liabilities	8,327	11,530

Deferred Taxes	732	614
Other Long Term Liabilities	733	783

Total Liabilities	9,792	12,927

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 Share: authorized 20,000,000 Shares: 10,153,633 shares issued and 10,091,822 outstanding at June 30, 2013 and December 31, 2012, respectively	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	10,808	10,808
Retained Earnings	13,298	9,181
Accumulated Other Comprehensive Loss	(465)	(410)
Total Omega Flex, Inc. Shareholders’ Equity	23,742	19,680
Noncontrolling Interest	74	62

Total Shareholders’ Equity	23,816	19,742

Total Liabilities and Shareholders’ Equity	$ 33,608	$ 32,669

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three-months ended		For the six-months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Amounts in Thousands, except earnings per Common Share)

Net Sales	$ 18,892	$ 14,256	$ 35,274	$ 28,804

Cost of Goods Sold	8,671	7,169	16,453	14,262

Gross Profit	10,221	7,087	18,821	14,542

Selling Expense	3,196	3,058	6,244	6,014
General and Administrative Expense	2,505	2,699	4,876	5,265
Insurance Legal Recovery	---	---	---	(4,700)
Engineering Expense	626	595	1,344	1,230

Operating Profit	3,894	735	6,357	6,733

Interest Income	1	5	---	8
Other Income (Expense)	(42)	(14)	(126)	45

Income Before Income Taxes	3,853	726	6,231	6,786

Income Tax Expense	1,304	255	2,098	2,392

Net Income	2,549	471	4,133	4,394
Less: Net (Income) Loss attributable to the Noncontrolling Interest, Net of Tax	(14)	6	(16)	3

Net Income attributable to Omega Flex, Inc.	$ 2,535	$ 477	$ 4,117	$ 4,397

Basic and Diluted Earnings per Common Share:
Earnings per Share	$ 0.25	$ 0.05	$ 0.41	$ 0.44

Basic and Diluted Weighted-Average Shares Outstanding	10,092	10,092	10,092	10,092

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

 OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three-months ended		For the six-months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Amounts in Thousands)		(Amounts in Thousands)

Net Income	$ 2,549	$ 471	$ 4,133	$ 4,394

Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation Adjustment, net of Taxes	(2)	(54)	(59)	16
Other Comprehensive Income (Loss)	(2)	(54)	(59)	16

Comprehensive Income	2,547	417	4,074	4,410

Less: Comprehensive Income (Loss) Attributable to the Noncontrolling Interest	14	(9)	12	(2)

Total Other Comprehensive Income	$ 2,533	$ 426	$ 4,062	$ 4,412

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six-months ended
	June 30,
	2013	2012
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net Income	$ 4,133	$ 4,394
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
Non-Cash Compensation Expense	117	13
Depreciation and Amortization	263	324
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	(20)	(17)
Changes in Assets and Liabilities:
Accounts Receivable	93	(81)
Inventory	127	(164)
Other Assets	460	(141)
Accounts Payable	(1,074)	202
Accrued Compensation	1,003	(18)
Accrued Commissions and Sales Incentives	(1,292)	128
Other Liabilities	(1,468)	2
Net Cash Provided by Operating Activities	2,342	4,642

Cash Flows from Investing Activities:
Capital Expenditures	(405)	(105)
Net Cash Used in Investing Activities	(405)	(105)

Cash Flows from Financing Activities:
Principal Payments on Line of Credit	(324)	-
Net Cash Used in Financing Activities	(324)	-

Net Increase in Cash and Cash Equivalents	1,613	4,537
Translation effect on cash	(50)	24
Cash and Cash Equivalents – Beginning of Period	939	3,476

Cash and Cash Equivalents – End of Period	$ 2,502	$ 8,037

Supplemental Disclosure of Cash Flow Information:

Cash paid for Income Taxes	$ 2,220	$ 2,343

Cash paid for Interest	$ 1	$ -

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

 OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”).  The Company’s unaudited  condensed consolidated financial statements for the quarter ended June 30, 2013 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), and with the instructions of Form 10-Q and Article 10 of Regulation S-X.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K).  All material inter-company accounts and transactions have been eliminated in consolidation.  It is Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature or a description is provided for any adjustments that are not of a normal recurring nature.

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

Goodwill and Intangible Assets

In accordance with Financial Accounting Standards Board (FASB) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2012.  This analysis did not indicate any impairment of goodwill.  There are no circumstances that indicate that Goodwill might be impaired at June 30, 2013.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period in which the rate is enacted.  A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain.  No valuation reserve was deemed necessary at June 30, 2013 or at December 31, 2012.  Also, in accordance with FASB ASC Topic 740 (formerly FIN 48), the Company had reserves on the books for uncertainties in tax positions of $119,000 at both June 30, 2013, and December 31, 2012.  These reserves are reviewed each quarter.

Other Comprehensive Income (Loss)

For the three and six-months ended June 30, 2013 and 2012, respectively, the sole component of Other Comprehensive Income (Loss) was a foreign currency translation adjustment.

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

3. INVENTORIES

Inventories, net of reserves consisted of the following:

	June 30,	December 31,
	2013	2012
	(dollars in thousands)

Finished Goods	$ 5,339	$ 5,598
Raw Materials	1,604	1,530

Total Inventory	$ 6,943	$ 7,128

4. LINE OF CREDIT

On December 30, 2010, the Company agreed to a new Revolving Line of Credit Note and Loan Agreement with Sovereign Bank, NA (“Sovereign”).  The Company established a line of credit facility in the maximum amount of $10,000,000, maturing on December 31, 2014, with funds available for working capital purposes and other cash needs.  The loan is collateralized by all of the Company’s tangible and intangible assets.  The loan agreement provides for the payment of any borrowings under the agreement at an interest rate range of either LIBOR plus 1.75% to plus 2.75% (for borrowings with a fixed term of 30, 60, or 90 days), or, Prime less

0.50% to plus 0.50% (for borrowings with no fixed term other than the December 31, 2014 maturity date), depending upon the Company’s then existing financial ratios.  At June 30, 2013, the Company’s ratio would allow for the most favorable rate under the agreement’s range, which would be a rate of 2.02% (LIBOR plus 1.75%).  The Company is required to pay an annual commitment fee for the access to the funds, and is also obligated to pay a “Line Fee” ranging from 17.5 to 35.0 basis points of the average unused balance on a quarterly basis, depending again upon the Company’s then existing financial ratios.  The Company may terminate the line at any time during the four year term, as long as there are no amounts outstanding.

As of June 30, 2013, the Company had no outstanding borrowings on its line of credit, but at December 31, 2012, the Company owed $324,000.

As of June 30, 2013 and December 31, 2012, the Company was in compliance with all debt covenants.

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

The Company has salary continuation agreements with one current employee, and one former employee who retired at the end of 2010.  These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death.  The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65.  The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination.  The net present value of the retirement payments associated with these agreements is $461,000 at June 30, 2013, of which $449,000 is included in Other Long Term Liabilities, and the remaining current portion of $12,000 is included in Other Liabilities, associated with the retired employee previously noted who is now receiving benefit payments.  The December 31, 2012 liability of $481,000, had $469,000 reported in Other Long Term Liabilities, and a current portion of $12,000 in Other Liabilities.

The Company has obtained and is the beneficiary of three whole life insurance policies with respect to the two employees discussed above, and one other employee policy.  The cash surrender value of such policies (included in Other Long Term Assets) amounts to $898,000 at June 30, 2013 and $838,000 at December 31, 2012.

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

In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”).  There has been an increase in the frequency of those Claims over the past few years relating to product liability.  The Company does not believe that the Claims have legal merit, and is therefore vigorously defending against those Claims.  The Company has in place commercial general liability insurance policies that cover the Claims, as noted above, including those alleging damages as a result of product defects.  Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $250,000, depending upon the insurance deductible in place for the respective claim year.  The aggregate maximum exposure for all current open claims is estimated not to exceed approximately $3,340,000, which represents the defense costs and any settlements or adverse verdicts incurred over time within the insurance policy deductibles or retentions.  It is possible that the results of operations or liquidity and capital resources of the Company could be adversely affected by the ultimate outcome of the pending litigation as a result of the costs of contesting such lawsuits, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation and, accordingly, the liability in the consolidated financial statements represents an accrual for legal costs for services previously rendered and outstanding settlements for existing claims. The liabilities recorded on the Company’s books at June 30, 2013 and December 31, 2012 were $638,000 and $537,000, respectively, and are included in Other Liabilities.

In 2013, the Company recently won one of the Claims at trial in U.S. District Court in St. Louis, Missouri when the jury unanimously found that the Company was not negligent in designing its TracPipe® product, and that the TracPipe® product was not defective.  In 2010, the Company took another one of the Claims to trial in Pennsylvania, and the jury returned a verdict that the Company was not negligent in designing and selling the TracPipe product, but that under the unique law in Pennsylvania for strict liability, the product lacked “any element” necessary to make it safe for its intended use.  The Company has appealed that portion of the verdict, and the Supreme Court of Pennsylvania has agreed to hear the case with the focus on whether the product liability law in Pennsylvania should be revised.

In 2007, the Company instituted a legal complaint against a former insurer, seeking reimbursement of amounts paid in defense of a class action litigation, as well as supplementary payments made in connection with the class action.  In March of 2012, the Company and the insurer settled the litigation for $4,700,000, with receipt of the cash occurring during that same month.  For clarity regarding this item, it is defined as the “Insurance Legal Recovery or ILR” on the accompanying condensed consolidated statement of income for the six-months ended June 30, 2012.

In February of 2012, the Company was made aware of a fraud perpetrated by an outside party involving insurance related premiums that the Company had prepaid for umbrella coverage. The assets are currently secured by a governmental agency who is investigating the case, and being held in a custodial account.  The value of the assets amount to $269,000 at June 30, 2013, and are included in Other Long Term Assets.  It is possible that not all of those funds will be returned to the Company, or the Company may need to incur additional costs to procure collection, but the outcome is currently not known or able to be estimated.  The Company is currently pursing all avenues in an effort to bring closure to the event, reclaim the assets, and has since replaced the aforementioned insurance coverage.

As disclosed in Note 13, Subsequent Events, in the Company’s December 31, 2012 Form 10-K, our subsidiary, Omega Flex Limited (“OFL”), had been sued regarding the installation of TracPipe product in an apartment complex in England.  In March of 2013, OFL settled that case by entering into a settlement agreement and making a one-time payment of £800,000 to resolve all claims associated with the project.  The Company subsequently recorded approximately $1,300,000 in Other Liabilities at December 31, 2012 to reflect the event.  The amount was paid in full in March 2013, and therefore there is no liability relating to this at June 30, 2013.

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

Grants of Phantom Stock Units.  As of December 31, 2012, the Company had 16,790 unvested units outstanding, all of which were granted at Full Value.  On April 3, 2013, the Company granted an additional 8,700 Full Value Units with a fair value of $12.59 per unit on grant date, using historical volatility. In all cases, the grant price was equal to the closing price of the Company’s common stock at the grant date. In March 2013, the Company paid $154,000 for the 8,645 fully vested and matured units that were granted on February 20, 2009.  As of June 30, 2013, the Company had 17,193 unvested units outstanding.

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

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience.  Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense as of June 30, 2013.

The total Phantom Stock related liability as of June 30, 2013 was $290,000 of which $125,000 is included in other liabilities, as it is expected to be paid in March 2014, and the balance of $165,000 is included in other long term liabilities.

In accordance with FASB ASC Topic 718 Stock Compensation, the Company recorded compensation expense of approximately $117,000 and $13,000 related to the Phantom Stock Plan for the six months ended June 30, 2013 and 2012, respectively.

The following table summarizes information about the Company’s nonvested phantom stock Units at June 30, 2013:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2012	16,790	$ 12.14
Granted	8,700	$ 12.59
Vested	(8,297)	$ 11.05
Forfeited	(---)	$ ---
Canceled	(---)	$ ---

Nonvested at June 30, 2013	17,193	$ 12.89

Phantom Stock Unit Awards Expected to Vest	17,193	$ 12.89

 The total unrecognized compensation cost calculated at June 30, 2013 was $188,000 which will be recognized through April of 2016.  The Company will recognize the related expense over the weighted average period of 1.69 years.

7.  NONCONTROLLING INTERESTS

The Company owns 100% of all subsidiaries, except for its UK subsidiary Omega Flex, Limited, of which it owns 95%.  A noncontrolling interest owns the other 5%, and held a value of $62,000 at December 31, 2012.  The total equity of the Company including the non-controlling interest was $19,742,000 at December 31, 2012.

For the six months ended June 30, 2013, the operations of Omega Flex, Limited generated a profit of $325,000.  The noncontrolling interest’s portion of the profit was therefore approximately $16,000.

The noncontrolling interest must also recognize its share of any currency translation adjustment, since the subsidiary’s functional currency is British Pounds, and the local books are translated into US Dollars for consolidation purposes.  The noncontrolling interest’s share of foreign currency translation was a loss $4,000 for the six months ended June 30, 2013.

At June 30, 2013, after considering the income and foreign currency translation components described above, the balance of the noncontrolling interest was $74,000.

8. SHAREHOLDERS’ EQUITY

As of June 30, 2013 and December 31, 2012, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share.  At both dates, the number of shares issued was 10,153,633, and the total number of outstanding shares was 10,091,822, with the 61,811 variance representing shares held in Treasury.

On April 4, 2013, the Company’s Board of Directors authorized an extension of its stock repurchase program without expiration, up to a maximum amount of $1,000,000.  The original program established in December of 2007 authorized the purchase of up to $5,000,000 of its common stock.  The purchases may be made from time-to-time in the open market or in privately negotiated transactions, depending on market and business conditions.  The Board retained the right to cancel, extend, or expand the share buyback program, at any time and from time-to-time.  Since inception, the Company has purchased a total of 61,811 shares for approximately $932,000, or approximately $15 per share.  The Company did not make any stock repurchases during the first six months of 2013, or during the year ended December 31, 2012.

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

CHANGES IN FINANCIAL CONDITION

The Cash balance was $2,502,000 at June 30, 2013, compared to $939,000 at December 31, 2012, increasing $1,563,000 (166.5%) during the six months.  The Company generated Net Income of $4,133,000 through the first half of the year, but also paid some major obligations, such as the UK Settlement of approximately $1,300,000, and more typical outflows such as promotional incentives and taxes.

Accounts Payable has decreased $1,096,000 (40%), ending at $1,641,000 at June 30, 2013, from a balance of $2,737,000 at December 31, 2012.  The majority of the change is timing related, with less payments due to vendors outstanding at the quarter end than experienced at December 31, 2012.

Accrued Compensation was $1,352,000 at June 30, 2013, compared with $349,000 at December 31, 2012, thus increasing $1,003,000 (287.4%).  The increase largely represents the accumulation of the current year’s accrual for incentive compensation, which is then usually paid towards the end of the year it was earned, or during the first quarter of the following year.

Accrued Commissions and Sales Incentives decreased $1,296,000 (35.3%), being $2,375,000 at June 30, 2013, compared to $3,671,000 at December 31, 2012.  The decrease mostly pertained to the payment of annual sales incentive programs earned in 2012 and paid during the first quarter of 2013, offset partially by the recording of the new 2013 program obligations.  Customarily, annual programs represent a significant portion of the overall sales incentive payment structure, and therefore the balance at the end of a year is typically more significant than during a particular quarter.

Other Liabilities were $2,810,000 at June 30, 2013, compared to $4,214,000 at December 31, 2012, reducing by $1,404,000 (33.3%).  As disclosed previously in Note 5, Commitments and Contingencies, the Company’s subsidiary, OFL, had been sued regarding the installation of TracPipe product in an apartment complex in England.  The Company had reached a settlement of approximately $1,300,000 regarding this issue in March of 2013, and subsequently recorded the amount in Other Liabilities as of December 31, 2012.  OFL then paid $1,300,000 during March of 2013 and thus diminished the balance of the liability accordingly, which accounts for a majority of the change between periods.

RESULTS OF OPERATIONS

Three-months ended June 30, 2013 vs. June 30, 2012

The Company reported comparative results from operations for the three-months ended June 30, 2013 and 2012 as follows:

	Three-months ended June 30, (in thousands)

	2013	2013	2012	2012
	($000)		($000)
Net Sales	$ 18,892	100.0%	$ 14,256	100.0%
Gross Profit	$ 10,221	54.1%	$ 7,087	49.7%
Operating Profit	$ 3,894	20.6%	$ 735	5.2%

Net Sales.  The Company’s 2013 second quarter sales increased $4,636,000 (32.5%) over the same period in 2012, ending at $18,892,000 for the three months ended June 30, 2013, compared to $14,256,000 for the same three months in 2012.

The increases in Net Sales are partly attributable to the recovery of the residential construction sector over the prior year, as well as a widening acceptance of the Company’s more recent product offerings.  An increase in volume, or units sold, accounts for the majority of the change compared to the prior year, and there was also a slight rise in pricing.

Gross Profit.  The Company’s gross profit margins have improved between the two periods, being 54.1% and 49.7% for the three-months ended June 30, 2013 and 2012, respectively.  The favorable change resulted from a combination of items, including the pricing action noted above, and the Company’s ability to find various efficiencies in cost of sales.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight.  Selling expense was $3,196,000 and $3,058,000 for the three-months ended June 30, 2013 and 2012, respectively, representing an increase of $138,000.  Commissions and Freight together increased $301,000, largely in conjunction with the increase in sales volume.  The impact was however softened by small decreases in various other selling related items.  Sales expense as a percent of net sales has however decreased, being 16.9% for the three-months ended June 30, 2013, and 21.5% for the three-months ended June 30, 2012.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services.  General and administrative expenses were $2,505,000 and $2,699,000 for the three-months ended June 30, 2013 and 2012, respectively, decreasing $194,000 between periods.  The Company recognized a decrease of $829,000 in legal and insurance related expenses primarily associated with product liability claims and coverage.  Those decreases were however partially offset by an increase of $499,000 in staffing related expenses, mostly incentive compensation earned in associated with the strong profits generated during the quarter.  As a percentage of sales, general and administrative expenses also decreased to 13.3% for the three months ended June 30, 2013 from 18.9% for the three months ended June 30, 2012.

Engineering Expense.  Engineering expenses consist of development expenses associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes.  Engineering expenses increased $31,000 for the quarter.  They were $626,000 and $595,000 for the three months ended June 30, 2013 and 2012, respectively.  Engineering expenses as a percentage of sales were 3.3% for the three months ended June 30, 2013 and 4.2% for the three months ended June 30, 2012.

Operating Profit.  Reflecting all of the factors mentioned above, Operating Profits increased by $3,159,000, rising close to 430% over last year.  The Company had a profit of $3,894,000 in the three-month period ended June 30, 2013, versus a profit of $735,000 in the three-months ended June 30, 2012.

Interest Income (Expense).  Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit.  The interest income was nominal for the second quarter of 2013 and 2012, and both periods had similar amounts of income.

Other Income (Expense).  Other Income (Expense) primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our U.K. subsidiary.

Income Tax Expense.  Income Tax Expense was $1,304,000 for the second quarter of 2013, compared to $255,000 for the same period in 2012.  The $1,049,000 increase was primarily due to higher income before taxes.  The Company’s effective tax rate in 2013 does however approximate the 2012 rate and does not differ materially from expected statutory rates.

Six-months ended June 30, 2013 vs. June 30, 2012

The Company reported comparative results from operations for the six-months ended June 30, 2013 and 2012 as follows:

	Six-months ended June 30, (in thousands)

	2013	2013	2012	2012
	($000)		($000)
Net Sales	$ 35,274	100.0%	$ 28,804	100.0%
Gross Profit	$ 18,821	53.4%	$ 14,542	50.5%
Operating Profit	$ 6,357	18.0%	$ 6,733	23.4%

Net Sales.  The Company’s sales for the first six months of 2013 increased $6,470,000

(22.5%) over the same period in 2012, ending at $35,274,000 and $28,804,000 in 2013 and 2012, respectively.

The Company has seen a steady growth in Net Sales during the for the first six months of the year over last year, and they currently outpace the rate of recovery in the residential construction market.  The increase largely reflects a widening acceptance of the Company’s more recent offerings.  Increase in volume, or units sold, accounts for the majority of the change compared to the prior year, and there was also a slight rise in pricing.

Gross Profit.  The Company’s gross profit margins have increased between the two periods, being 53.4% and 50.5% for the six-months ended June 30, 2013 and 2012, respectively. The improvement resulted from a combination of items, including the pricing action noted above, and the Company’s ability to find various efficiencies in cost of sales.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight.  Selling expense was $6,244,000 and $6,014,000 for the six-months ended June 30, 2013 and 2012, respectively, representing an increase of $230,000.  Commissions and Freight increased by $544,000 compared to last year, largely in unison with the increase in sales volume.  The increases in Commissions and Freight were however partially tamped down by a decrease in advertising relating expenses.  Sales expense is however lower than the prior year when compared as a percent of net sales, being 17.7% for the six-months ended June 30, 2013, and 20.9% for the six-months ended June 30, 2012.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services.  General and administrative expenses were $4,876,000 and $5,265,000 for the six-months ended June 30, 2013 and 2012, respectively, decreasing $389,000 between periods.  Legal and insurance related expenses primarily associated with product liability claims and coverage decreased $415,000, accounting for a majority of the change.  As a percentage of sales, general and administrative expenses decreased to 13.8% for the six-months ended June 30, 2013 from 18.3% for the six months ended June 30, 2012.

Insurance Legal Recovery.  As previously disclosed in a Form 8-K/A filed with the Securities and Exchange Commission on March 15, 2012, the Company agreed to settle a legal dispute relating to insurance coverage and received $4,700,000 as part of the settlement during that same month.  This receipt was all recorded as income during the first quarter of 2012.  There was no comparable event during 2013, and thus the change between periods is $4,700,000.  This event also impacted incentive compensation, which is included in the General and Administrative Expenses, and Income Tax Expenses, increasing both significantly compared to this year.

Engineering Expense.  Engineering expenses consist of development expenses associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes.  Engineering expenses have increased between periods, as they were $1,344,000 and $1,230,000 for the six months ended June 30, 2013 and 2012, respectively.  Engineering expenses as a percentage of sales were 3.8% for the six months ended June 30, 2013 and 4.3% for the six months ended June 30, 2012.

Operating Profit.  Reflecting all of the factors mentioned above, Operating Profits were down $376,000 or 5.6%, ending with a profit of $6,357,000 for the first half of 2013, compared to $6,733,000 in 2012.  Excluding the Insurance Legal Recovery less its applicable auxiliary costs, operating profits were actually higher by 127.5% versus the prior year.

Interest Income (Expense).  Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit.  The interest income was nominal for the first six months of 2013 and 2012, and both periods had similar amounts of income.

Other Income (Expense).  Other Income (Expense) primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our U.K. subsidiary.

Income Tax Expense.  Income Tax Expense was $2,098,000 for the first six months of 2013, compared to $2,392,000 for the same period in 2012, decreasing by $294,000, largely in correlation with the change in income before taxes.  The Company’s effective tax rate in 2013 does however approximate the 2012 rate and does not differ materially from expected statutory rates.

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

Goodwill and Intangible Assets

In accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other, the Company performs an annual impairment test in accordance with this guidance at the end of each year, or when a triggering event is noted that may indicate impairment.  This was last tested at December 31, 2012, and the analysis did not indicate any impairment of goodwill.  There are no circumstances that indicate that Goodwill might be impaired at June 30, 2013.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period in which the rate is enacted.  A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain.  No valuation reserve was deemed necessary at June 30, 2013 or at December 31, 2012.  Also, in accordance with FASB ASC Topic 740 (formerly FIN 48), the Company had reserves on the books for uncertainties in tax positions of $119,000 at both June 30, 2013, and December 31, 2012.  These reserves are reviewed each quarter.

Other Comprehensive Income (Loss)

For the six-months ended June 30, 2013 and 2012, respectively, the sole component of Other Comprehensive Income (Loss) was a foreign currency translation adjustment.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company’s primary cash needs have been related to working capital items, which the Company has largely funded through cash generated from operations.

As of June 30, 2013, the Company had a cash balance of $2,502,000.  Additionally, the Company has a $10,000,000 line of credit available with Sovereign Bank, as discussed in detail in Note 4, which had no borrowings outstanding upon it at June 30, 2013.  At December 31, 2012, the Company had cash of $939,000, and borrowings against the line of credit of $324,000.

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For the first six months of 2013, the Company’s cash from operating activities was $2,342,000.  The first half of 2012 experienced cash from operating activities of $4,642,000.  The significant increase in 2012 was largely related to the ILR discussed in Note 5, Commitments and Contingencies, which enhanced cash from operations by approximately $3,900,000 after considering the deduction for auxiliary costs.  Inversely, the Company paid approximately $1,300,000 during the first quarter of 2013 related to the settlement in England, also discussed in Note 5.  Those two isolated events, along with various other less significant operating related items account for the $2,300,000 decrease in cash from operating activities between periods.

As a general trend, the Company tends to deplete cash early in the year, as significant payments are typically made for accrued promotional incentives, incentive compensation, and taxes.  Cash has then historically shown a tendency to be restored and accumulated during the latter portion of the year.

Investing Activities

Cash used in investing activities for the first six months of 2013 and 2012 was $405,000 and $105,000, respectively, all related to capital expenditures for both periods.  During 2013, the Company added machinery and leasehold improvements to the new facility in Exton which has required a greater outlay of cash than in the previous year.

We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend upon many factors including our rate of revenue growth, the timing and extent of any expansion efforts, and the potential for investments in, or the acquisition of any complementary products, businesses or supplementary facilities for additional capacity.  Regarding any known material commitments for capital expenditures, as previously touched upon, the Company does anticipate an increase in capital spending in 2013 related to the expansion of our current manufacturing capabilities, as well as space, as the Company has opened another manufacturing facility located largely adjacent to the existing main manufacturing facility in Exton, PA.  Total capital spending for the coming year could approach $1,800,000.

Financing Activities

At December 31, 2012, the line of credit balance was $324,000. During the first six months of 2013 the Company paid off the line of credit balance, and therefore had no outstanding borrowings on its line of credit as of June 30, 2013.

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

Item 4 – Controls And Procedures

(a)

Evaluation of Disclosure Controls and Procedures.

At the end of the fiscal second quarter of 2013, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures.  The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission.  The Company’s management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

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

In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”).  There has been an increase in the frequency of those Claims over the past few years relating to product liability.  The Company does not believe that the Claims have legal merit, and is therefore vigorously defending against those Claims.  The Company has in place commercial general liability insurance policies that cover the Claims, as noted above, including those alleging damages as a result of product defects.  Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $250,000, depending upon the insurance deductible in place for the respective claim year.  The aggregate maximum exposure for all current open claims is estimated not to exceed approximately $3,340,000, which represents the defense costs and any settlements or adverse verdicts incurred over time within the insurance policy deductibles or retentions.  It is possible that the results of operations or liquidity and capital resources of the Company could be adversely affected by the ultimate outcome of the pending litigation as a result of the costs of contesting such lawsuits, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation and, accordingly, the liability in the consolidated financial statements represents an accrual for legal costs for services previously rendered and outstanding settlements for existing claims. The liabilities recorded on the Company’s books at June 30, 2013 and December 31, 2012 were $638,000 and $537,000, respectively, and are included in Other Liabilities.

In 2013, the Company recently won one of the Claims at trial in U.S. District Court in St. Louis, Missouri when the jury unanimously found that the Company was not negligent in designing its TracPipe® product, and that the TracPipe® product was not defective.  In 2010, the Company took another one of the Claims to trial in Pennsylvania, and the jury returned a verdict that the Company was not negligent in designing and selling the TracPipe product, but that under the unique law in Pennsylvania for strict liability, the product lacked “any element” necessary to make it safe for its intended use.  The Company has appealed that portion of the verdict, and the Supreme Court of Pennsylvania has agreed to hear the case with the focus on whether the product liability law in Pennsylvania should be revised.

In 2007, the Company instituted a legal complaint against a former insurer, seeking reimbursement of amounts paid in defense of a class action litigation, as well as supplementary payments made in connection with the class action.  In March of 2012, the Company and the insurer settled the litigation for $4,700,000, with receipt of the cash occurring during that same month.  For clarity regarding this item, it is defined as the “Insurance Legal Recovery or ILR” on the accompanying condensed consolidated statement of income for the six-months ended June

30, 2012.

In February of 2012, the Company was made aware of a fraud perpetrated by an outside party involving insurance related premiums that the Company had prepaid for umbrella coverage. The assets are currently secured by a governmental agency who is investigating the case, and being held in a custodial account.  The value of the assets amount to $269,000 at June 30, 2013, and are included in Other Long Term Assets.  It is possible that not all of those funds will be returned to the Company, or the Company may need to incur additional costs to procure collection, but the outcome is currently not known or able to be estimated.  The Company is currently pursing all avenues in an effort to bring closure to the event, reclaim the assets, and has since replaced the aforementioned insurance coverage.

As disclosed in Note 13, Subsequent Events, in the Company’s December 31, 2012 Form 10-K, our subsidiary, Omega Flex Limited (“OFL”), had been sued regarding the installation of TracPipe product in an apartment complex in England.  In March of 2013, OFL settled that case by entering into a settlement agreement and making a one-time payment of £800,000 to resolve all claims associated with the project.  The Company subsequently recorded approximately $1,300,000 in Other Liabilities at December 31, 2012 to reflect the event.  The amount was paid in full in March 2013, and therefore there is no liability relating to this at June 30, 2013.

Item 4 – Submission of Matter to a Vote of the Security Holders

On June 4, 2013, the Company held its 2013 Annual Meeting of Shareholders.  The shareholders voted on the following proposals:

1.

To elect three Class 2 directors for a three year term expiring at the 2016 annual meeting of shareholders.

2.

Approval on a non-binding advisory basis the executive compensation of the Company’s named executive officers.

3.

Vote on a non-binding advisory basis the frequency of non-binding advisory approvals of executive compensation

4.

To ratify the appointment by the audit committee of the board of directors of McGladrey LLP (McGladrey), as the independent auditors for the Company for the fiscal year ending December 31, 2013.

The results of the voting are as follows:

1.	Election of Directors
		For	Withheld	Non-votes

	J. Nicholas Filler	7,497,155	567,034	846,430
	Bruce C. Klink	7,533,281	530,908	846,430
	Edward J. Trainor	7,447,689	616,500	846,430

2.	The proposal to approve, on a non-binding advisory basis, the executive compensation of the Company’s named executive officers was approved by shareholders’

	For	7,183,951
	Against	853,797
	Abstain	26,441
	Non-Votes	846,430

3.	The vote, on a non-binding advisory basis, on the frequency of non-binding advisory approvals of executive compensation is as follows:

	Every 1 Year	913,842
	Every 2 Year	3,152
	Every 3 Year	7,112,547
	Non-Votes	846,430

4.

   The proposal to ratify the appointment by the Audit Committee of the Board of Directors of McGladrey LLP to audit the Company’s financial statements for the year ending December 31, 2013 was ratified by shareholders:

	For	8,891,040
	Against	15,858
	Abstain	3,721

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

OMEGA FLEX, INC.
(Registrant)

Date: August 8, 2013	By: /S/ Paul J. Kane______________
Paul J. Kane
Vice President – Finance
and Chief Financial Officer