Form 10-Q
period 2013-09-30
Omega Flex, Inc.
filed 2013-11-08
CIK 1317945

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2013

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

The number of shares of the registrant’s common stock outstanding as of September 30, 2013 was 10,091,822.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1 – Financial Statements

Condensed consolidated balance sheets at September 30, 2013 (unaudited)
and December 31, 2012	3

Condensed consolidated statements of income for the
three-months and nine-months ended September 30, 2013 and 2012 (unaudited)	4

Condensed consolidated statements of comprehensive income for the three-months
and nine-months ended September 30, 2013 and 2012 (unaudited)	5

Condensed consolidated statements of cash flows for the
nine-months ended September 30, 2013 and 2012 (unaudited)	6

Notes to the condensed consolidated financial statements (unaudited)	7

Item 2- Management's Discussion and Analysis of Financial Condition
and Results of Operations	19

Item 3 – Quantitative and Qualitative Information About Market Risks	29

Item 4 – Controls and Procedures	29

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	30

Item 4 – Submission of Matter to a Vote of the Security Holders	31

Item 6 - Exhibits	32

SIGNATURE	32

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012

	(unaudited)
	(Dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$ 7,032	$ 939
Accounts Receivable - less allowances of
$785 and $653, respectively	12,734	12,134
Inventories-Net	7,122	7,128
Deferred Taxes	902	750
Other Current Assets	1,471	1,503

Total Current Assets	29,261	22,454

Property and Equipment - Net	4,898	4,824
Goodwill-Net	3,526	3,526
Other Long Term Assets	1,628	1,865

Total Assets	$ 39,313	$ 32,669

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 2,064	$ 2,737
Line of Credit	---	324
Accrued Compensation	2,203	349
Accrued Commissions and Sales Incentives	3,114	3,671
Taxes Payable	165	235
Other Liabilities	3,496	4,214

Total Current Liabilities	11,042	11,530

Deferred Taxes	832	614
Other Long Term Liabilities	788	783

Total Liabilities	12,662	12,927

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 Share: authorized 20,000,000 Shares: 10,153,633 shares issued and 10,091,822 outstanding at September 30, 2013 and December 31, 2012	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	10,808	10,808
Retained Earnings	16,007	9,181
Accumulated Other Comprehensive Loss	(372)	(410)
Total Omega Flex, Inc. Shareholders’ Equity	26,544	19,680
Noncontrolling Interest	107	62

Total Shareholders’ Equity	26,651	19,742

Total Liabilities and Shareholders’ Equity	$ 39,313	$ 32,669

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three-months ended		For the nine-months ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Amounts in Thousands, except earnings per Common Share)

Net Sales	$ 19,988	$ 16,786	$ 55,262	$ 45,590

Cost of Goods Sold	9,009	8,096	25,462	22,358

Gross Profit	10,979	8,690	29,800	23,232

Selling Expense	3,185	3,035	9,429	9,049
General and Administrative Expense	3,032	2,402	7,908	7,667
Insurance Legal Recovery	---	---	---	(4,700)
Engineering Expense	673	700	2,017	1,930

Operating Profit	4,089	2,553	10,446	9,286

Interest Income (Expense)	3	10	3	18
Other Income (Expense)	64	45	(62)	90

Income Before Income Taxes	4,156	2,608	10,387	9,394

Income Tax Expense	1,420	900	3,518	3,292

Net Income	2,736	1,708	6,869	6,102
Less: Net (Income) attributable to the Noncontrolling Interest, Net of Tax	(27)	(3)	(43)	---

Net Income attributable to Omega Flex, Inc.	$ 2,709	$ 1,705	$ 6,826	$ 6,102

Basic and Diluted Earnings per Common Share:
Earnings per Share	$ 0.27	$ 0.17	$ 0.68	$ 0.60

Basic and Diluted Weighted-Average Shares Outstanding	10,092	10,092	10,092	10,092

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

 OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three-months ended		For the nine-months ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Amounts in Thousands)		(Amounts in Thousands)

Net Income	$ 2,736	$ 1,708	$ 6,869	$ 6,102

Other Comprehensive Income, Net of Tax:
Foreign Currency Translation Adjustment, net of Taxes	99	71	40	87
Other Comprehensive Income	99	71	40	87

Comprehensive Income	2,835	1,779	6,909	6,189

Less: Comprehensive Income Attributable to the Noncontrolling Interest	(33)	(7)	(45)	(5)

Total Other Comprehensive Income	$ 2,802	$ 1,772	$ 6,864	$ 6,184

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine-months ended
	September 30,
	2013	2012
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net Income	$ 6,869	$ 6,102
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
Non-Cash Compensation Expense	234	9
Depreciation and Amortization	393	455
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	135	55
Changes in Assets and Liabilities:
Accounts Receivable	(718)	(2,070)
Inventory	3	81
Other Assets	119	(605)
Accounts Payable	(668)	470
Accrued Compensation	1,854	488
Accrued Commissions and Sales Incentives	(558)	532
Other Liabilities	(758)	271
Net Cash Provided by Operating Activities	6,905	5,788

Cash Flows from Investing Activities:
Capital Expenditures	(473)	(109)
Net Cash Used in Investing Activities	(473)	(109)

Cash Flows from Financing Activities:
Principal Payments on Line of Credit	(324)	-
Net Cash Used in Financing Activities	(324)	-

Net Increase in Cash and Cash Equivalents	6,108	5,679
Translation effect on cash	(15)	51
Cash and Cash Equivalents – Beginning of Period	939	3,476

Cash and Cash Equivalents – End of Period	$ 7,032	$ 9,206

Supplemental Disclosure of Cash Flow Information:

Cash paid for Income Taxes	$ 3,556	$ 3,402

Cash paid for Interest	$ 1	$ -

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

 OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”).  The Company’s unaudited  condensed consolidated financial statements for the quarter ended September 30, 2013 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), and with the instructions of Form 10-Q and Article 10 of Regulation S-X.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K).  All material inter-company accounts and transactions have been eliminated in consolidation.  It is Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature or a description is provided for any adjustments that are not of a normal recurring nature.

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

The Company manufactures flexible metal hose at its facilities in Exton, Pennsylvania, with a minor amount of manufacturing performed in the United Kingdom.  The Company sells its product through distributors, wholesalers and to original equipment manufacturers (“OEMs”) throughout North America, and in certain European markets.

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

•

Delivery has occurred or services have been rendered.

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

Accounts Receivable

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and historical write-off experience. While management believes the allowance to be adequate, if the financial condition of the

 Company’s customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required.

Inventory

Inventories are valued at the lower of cost or market.  Cost of inventories is determined by the first-in, first-out (FIFO) method.  The Company generally considers inventory quantities beyond two-years usage, measured on a historical usage basis, to be excess inventory and reduces the gross carrying value of inventory accordingly.

Goodwill and Intangible Assets

In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2012.  This analysis did not indicate any impairment of goodwill.  There are no circumstances that indicate that Goodwill might be impaired at September 30, 2013.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period in which the rate is enacted.  A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain.  No valuation reserve was deemed necessary at September 30, 2013 or at December 31, 2012.  Also, in accordance with FASB ASC Topic 740 (formerly FIN 48), the Company had reserves on the books for uncertainties in tax positions of $99,000 at September 30, 2013, and $119,000 at December 31, 2012.  These reserves are reviewed each quarter.

Other Comprehensive Income (Loss)

For the three and nine-months ended September 30, 2013 and 2012, respectively, the sole component of Other Comprehensive Income (Loss) was a foreign currency translation adjustment.

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

3. INVENTORIES

Inventories, net of reserves, consisted of the following:

	September 30,	December 31,
	2013	2012
	(dollars in thousands)

Finished Goods	$ 5,191	$ 5,598
Raw Materials	1,931	1,530

Total Inventory	$ 7,122	$ 7,128

4. LINE OF CREDIT

On December 30, 2010, the Company agreed to a new Revolving Line of Credit Note and Loan Agreement with Sovereign Bank, NA (“Sovereign”).  The Company established a line of credit facility in the maximum amount of $10,000,000, maturing on December 31, 2014, with funds available for working capital purposes and other cash needs.  The loan is collateralized by all of the Company’s tangible and intangible assets.  The loan agreement provides for the payment of any borrowings under the agreement at an interest rate range of either LIBOR plus 1.75% to plus 2.75% (for borrowings with a fixed term of 30, 60, or 90 days), or, Prime less

0.50% to plus 0.50% (for borrowings with no fixed term other than the December 31, 2014 maturity date), depending upon the Company’s then existing financial ratios.  At September 30, 2013, the Company’s ratio would allow for the most favorable rate under the agreement’s range, which would be a rate of 1.99% (LIBOR plus 1.75%).  The Company is required to pay an annual commitment fee for the access to the funds, and is also obligated to pay a “Line Fee” ranging from 17.5 to 35.0 basis points of the average unused balance on a quarterly basis, depending again upon the Company’s then existing financial ratios.  The Company may terminate the line at any time during the four year term, as long as there are no amounts outstanding.

As of September 30, 2013, the Company had no outstanding borrowings on its line of credit, but at December 31, 2012, the Company owed $324,000, as it was paid off in full during the first quarter of 2013.

As of September 30, 2013 and December 31, 2012, the Company was in compliance with all debt covenants.

5. COMMITMENTS AND CONTINGENCIES

Commitments:

Under a number of indemnity agreements between the Company and each of its officers and directors, the Company has agreed to indemnify each of its officers and directors against any liability asserted against them in their capacity as an officer or director, or both.  The Company’s indemnity obligations under the indemnity agreements are subject to certain conditions and limitations set forth in each of the agreements.  Under the terms of the Agreement, the Company is contingently liable for costs which may be incurred by the officers and directors in connection with claims arising by reason of these individuals’ roles as officers and directors.  The Company has obtained directors’ and officers’ insurance policies to fund certain obligations under the indemnity agreements.

The Company has salary continuation agreements with one current employee, and one former employee who retired at the end of 2010.  These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death.  The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65.  The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination.  The net present value of the retirement payments associated with these agreements is $453,000 at September 30, 2013, of which $441,000 is included in Other Long Term Liabilities, and the remaining current portion of $12,000 is included in Other Liabilities, associated with the retired employee previously noted who is now receiving benefit payments.  The December 31, 2012 liability of $481,000, had $469,000 reported in Other Long Term Liabilities, and a current portion of $12,000 in Other Liabilities.

The Company has obtained and is the beneficiary of three whole life insurance policies with respect to the two employees discussed above, and one other employee policy.  The cash surrender value of such policies (included in Other Long Term Assets) amounts to $922,000 at September 30, 2013 and $838,000 at December 31, 2012.

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

In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”).  There has been an increase in the number of those Claims over the past few years relating primarily to product liability, but the trend appears to be decreasing in 2013.  The Company does not believe that the Claims have legal merit, and is therefore vigorously defending against those Claims.  The Company has in place commercial general liability insurance policies that cover the Claims, as noted above, including those alleging damages as a result of product defects.  Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $250,000, depending upon the insurance deductible in place for the respective claim year.  The aggregate maximum exposure for all current open claims is estimated not to exceed approximately $3,300,000, which represents the defense costs and any settlements or adverse verdicts incurred over time within the insurance policy deductibles or retentions.  It is possible that the results of operations or liquidity and capital resources of the Company could be adversely affected by the ultimate outcome of the pending litigation as a result of the costs of contesting such lawsuits, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation and, accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered and outstanding settlements for existing claims. The liabilities recorded on the Company’s books at September 30, 2013 and December 31, 2012 were $583,000 and $537,000, respectively, and are included in Other Liabilities.

In 2013, the Company won two of the Claims at two separate trials, both of which were held in U.S. District Court; one in St. Louis, Missouri and the other in Bridgeport, Connecticut.  In both cases, the jury unanimously found that the Company was not negligent in designing its TracPipe® product, and that the TracPipe® product was not defective or unreasonably dangerous.

In 2010, the Company took another one of the Claims to trial in Pennsylvania, and the jury returned a verdict that the Company was not negligent in designing and selling the TracPipe product, but that under the unique law in Pennsylvania for strict liability, the product lacked “any element” necessary to make it safe for its intended use.  The Company has appealed that portion of the verdict, and the Supreme Court of Pennsylvania heard oral arguments on that case with the focus on whether the product liability law in Pennsylvania should be revised.  A decision is expected in the first half of 2014. Finally, two putative class action cases have been filed against the company; one in Florida and one in Ohio.  In both cases, the lead plaintiffs claim that they are exposed to an increased likelihood of harm if one of the plaintiffs’ houses that contain TracPipe CSST is struck by lightning, that could damage the CSST causing a release of fuel gas in the house and causing a fire.  However, at this point none of the lead plaintiffs have suffered any actual harm.  The Company intends to vigorously defend itself against these claims, and seek dismissal of the cases under a number of grounds, including the lack of jurisdiction because there is no actual case or controversy posed by these claims.  The Company has also tendered defense of these matters to its insurance carriers.

In 2007, the Company instituted a legal complaint against a former insurer, seeking reimbursement of amounts paid in defense of a class action litigation, as well as supplementary payments made in connection with the class action.  In March of 2012, the Company and the insurer settled the litigation for $4,700,000, with receipt of the cash occurring during that same month.  For clarity regarding this item, it is defined as the “Insurance Legal Recovery or ILR” on the accompanying condensed consolidated statement of income for the nine-months ended September 30, 2012.

In February of 2012, the Company was made aware of a fraud perpetrated by an outside party involving insurance related premiums that the Company had prepaid for umbrella coverage. The assets are currently secured by a governmental agency who is investigating the case, and being held in a custodial account.  The value of the assets amount to $248,000 at September 30, 2013, and are included in Other Long Term Assets.  It is possible that not all of those funds will be returned to the Company, or the Company may need to incur additional costs to procure collection, but the outcome is currently not known or able to be estimated.  The Company is currently pursing all avenues in an effort to bring closure to the event, reclaim the assets, and has since replaced the aforementioned insurance coverage.

As disclosed in Note 13, Subsequent Events, in the Company’s December 31, 2012 Form 10-K, our subsidiary, Omega Flex Limited (“OFL”), had been sued regarding the installation of TracPipe product in an apartment complex in England.  In March of 2013, OFL settled that case by entering into a settlement agreement and making a one-time payment of £800,000 to resolve all claims associated with the project.  The Company recorded approximately $1,300,000 in Other Liabilities at December 31, 2012 to reflect the event.  The amount was paid in full in March 2013, and therefore there is no liability relating to this at September 30, 2013.

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

Grants of Phantom Stock Units.  As of December 31, 2012, the Company had 16,790 unvested units outstanding, all of which were granted at Full Value.  On April 3, 2013, the Company granted an additional 8,700 Full Value Units with a fair value of $12.59 per unit on grant date, using historical volatility. In all cases, the grant price was equal to the closing price of the Company’s common stock at the grant date. In March 2013, the Company paid $154,000 for the 8,645 fully vested and matured units that were granted on February 20, 2009.  As of September 30, 2013, the Company had 17,193 unvested units outstanding.

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

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience.  Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense as of September 30, 2013.

The total Phantom Stock related liability as of September 30, 2013 was $406,000 of which $159,000 is included in other liabilities, as it is expected to be paid in March 2014, and the balance of $247,000 is included in other long term liabilities.

In accordance with FASB ASC Topic 718 Stock Compensation, the Company recorded compensation expense of approximately $234,000 and $9,000 related to the Phantom Stock Plan for the nine months ended September 30, 2013 and 2012, respectively.

The following table summarizes information about the Company’s nonvested phantom stock Units at September 30, 2013:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2012	16,790	$ 12.14
Granted	8,700	$ 12.59
Vested	(8,297)	$ 11.05
Forfeited	(---)	$ ---
Canceled	(---)	$ ---

Nonvested at September 30, 2013	17,193	$ 12.89

Phantom Stock Unit Awards Expected to Vest	17,193	$ 12.89

 The total unrecognized compensation cost calculated at September 30, 2013 was $212,000 which will be recognized through April of 2016.  The Company will recognize the related expense over the weighted average period of 1.44 years.

7.  NONCONTROLLING INTERESTS

The Company owns 100% of all subsidiaries, except for its UK subsidiary Omega Flex, Limited, of which it owns 95%.  A noncontrolling interest owns the other 5%, and held a value of $62,000 at December 31, 2012.  The total equity of the Company including the non-controlling interest was $19,742,000 at December 31, 2012.

For the three and nine months ended September 30, 2013, the operations of Omega Flex, Limited generated income of $530,000 and $855,000, respectively.  The noncontrolling interest’s portion of the income related to each of those periods was therefore $27,000 and $43,000.

The noncontrolling interest must also recognize its share of any currency translation adjustment, since the subsidiary’s functional currency is British Pounds, and the local books are translated into US Dollars for consolidation purposes.  The noncontrolling interest’s share of foreign currency translation was a gain of $6,000 for the three months ended September 30, 2013, and $2,000 for the nine months ended September 30, 2013.

At September 30, 2013, after considering the income and foreign currency translation components described above, the balance of the noncontrolling interest was $107,000.

8. SHAREHOLDERS’ EQUITY

As of September 30, 2013 and December 31, 2012, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share.  At both dates, the number of shares issued was 10,153,633, and the total number of outstanding shares was 10,091,822, with the 61,811 variance representing shares held in Treasury.

On April 4, 2013, the Company’s Board of Directors authorized an extension of its stock repurchase program without expiration, up to a maximum amount of $1,000,000.  The original program established in December of 2007 authorized the purchase of up to $5,000,000 of its common stock.  The purchases may be made from time-to-time in the open market or in privately negotiated transactions, depending on market and business conditions.  The Board retained the right to cancel, extend, or expand the share buyback program, at any time and from time-to-time.  Since inception, the Company has purchased a total of 61,811 shares for approximately $932,000, or approximately $15 per share.  The Company did not make any stock repurchases during the first nine months of 2013, or at all during 2012.

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

The Company’s business is managed as a single operating segment that consists of the manufacture and sale of flexible metal hose and accessories.  The Company’s products are concentrated in residential and commercial construction, and general industrial markets. The Company’s primary product, flexible gas piping, is used for gas piping within residential and commercial buildings.  Through its flexibility and ease of use with patented fittings distributed under the trademark AutoFlare®, TracPipe® and TracPipe® CounterStrike® flexible gas piping allows users to substantially cut the time required to install gas piping, as compared to traditional methods.  Most of the Company’s products are manufactured at the Company’s Exton, Pennsylvania facilities with a minor amount of manufacturing performed in the United Kingdom.  A majority of the Company’s sales across all industries are generated through independent outside sales organizations such as sales representatives, wholesalers and distributors, or a combination of both.  The Company has a broad distribution network in North America and to a lesser extent in other global markets.

CHANGES IN FINANCIAL CONDITION

The Cash balance was $7,032,000 at September 30, 2013, compared to $939,000 at December 31, 2012, increasing $6,093,000 (648.9%) during the nine months.  Net Income attributable to Omega Flex, Inc. was $6,826,000 through the first nine months of the year, but the Company also paid some major obligations, such as the UK Settlement of approximately $1,300,000, and more typical outflows such as promotional incentives and taxes.  The Company also paid off the entire $324,000 outstanding balance it had on its line of credit at December 31, 2012.

Accounts Payable has decreased $673,000 (24.6%), ending at $2,064,000 at September 30, 2013, from a balance of $2,737,000 at December 31, 2012.  The majority of the change is timing related, with less payments due to vendors outstanding at the quarter end than experienced at December 31, 2012.

The Company’s Line of Credit, discussed above and detailed in Note 4, had an outstanding balance of $324,000 at December 31, 2012, but was paid off in its entirety during the first quarter of 2013.

Accrued Compensation was $2,203,000 at September 30, 2013, compared with $349,000 at December 31, 2012, thus increasing $1,854,000 (531.2%).  A majority of the incentive compensation that was earned in 2012 was paid during the fourth quarter of 2012.  The accrual at September 30, 2013 represents the accumulation of the current year’s accrual for the earned incentive compensation through the first nine months in correlation with profits.  Typically, incentive compensation is paid during the first quarter of the following year, but in 2012 it was largely earned and paid in the same year, thus diminishing the accrual at the end of the year.

Accrued Commissions and Sales Incentives decreased $557,000 (15.2%), being $3,114,000 at September 30, 2013, compared to $3,671,000 at December 31, 2012.  The decrease mostly pertained to the payment of annual sales incentive programs earned in 2012 and paid during the first quarter of 2013, offset partially by the recording of the new 2013 program obligations.  Customarily, annual programs represent a significant portion of the overall sales incentive payment structure, and therefore the balance at the end of a year is typically more significant than during a particular quarter.

Other Liabilities were $3,496,000 at September 30, 2013, compared to $4,214,000 at December 31, 2012, a reduction of $718,000 (17.0%).  As disclosed previously in Note 5, Commitments and Contingencies, the Company’s subsidiary, OFL, had been sued regarding the installation of TracPipe product in an apartment complex in England.  The Company had reached a settlement of approximately $1,300,000 regarding this issue in March of 2013, and recorded the amount in Other Liabilities as of December 31, 2012.  OFL then paid $1,300,000 during March of 2013 and thus diminished the balance of the liability accordingly, which accounts for a majority of the change between periods.

RESULTS OF OPERATIONS

Three-months ended September 30, 2013 vs. September 30, 2012

The Company reported comparative results from operations for the three-months ended September 30, 2013 and 2012 as follows:

	Three-months ended September 30, (in thousands)

	2013	2013	2012	2012
	($000)		($000)
Net Sales	$ 19,988	100.0%	$ 16,786	100.0%
Gross Profit	$ 10,979	54.9%	$ 8,690	51.8%
Operating Profit	$ 4,089	20.5%	$ 2,553	15.2%

Net Sales.  The Company’s 2013 third quarter Net Sales increased $3,202,000 (19.1%) over the same period in 2012, ending at $19,988,000 for the three-months ended September 30, 2013, compared to $16,786,000 for the same three months in 2012.

Net Sales have expanded over the prior year partially due to improvements in the residential construction industry.  The sales results also appear to demonstrate a preference for the Company’s products and performance, as they are statistically exceeding the growth experienced in the CSST market place for the third quarter.  An increase in volume, or units sold, accounts for the majority of the change compared to the prior year, and there was also a slight rise in pricing.

Gross Profit.  The Company’s gross profit margins have increased between the two periods, being 54.9% and 51.8% for the three-months ended September 30, 2013 and 2012, respectively.  The favorable change resulted from a combination of items, including the pricing action noted above, and the Company’s ability to find various efficiencies in procurement and manufacturing processes.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight.  Selling expense was $3,185,000 and $3,035,000 for the three-months ended September 30, 2013 and 2012, respectively, representing an increase of $150,000.  Commissions and Freight together increased $251,000, largely associated with the increase in sales volume.  The impact was however softened by a decrease in advertising and other selling related items.  Sales expense as a percent of net sales has however decreased, being 15.9% for the three-months ended September 30, 2013, compared to 18.1% for the three-months ended September 30, 2012.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries including incentive compensation, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services.  General and administrative expenses were $3,032,000 and $2,402,000 for the three-months ended September 30, 2013 and 2012, respectively, increasing $630,000 between periods.  The Company had an increase of $415,000 in staffing related expenses, mostly incentive compensation earned in association with the strong profits generated during the quarter.  Additionally, the Company recognized an increase of $228,000 in legal and insurance expenses primarily attributable to the defense costs associated with two recently announced successful jury verdicts, and general product liability claims and coverage.  As a percentage of sales, general and administrative expenses increased to 15.2% for the three months ended September 30, 2013 from 14.3% for the three months ended September 30, 2012.

Engineering Expense.  Engineering expenses consist of development expenses associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes.  Engineering expenses decreased $27,000 for the quarter.  They were $673,000 and $700,000 for the three months ended September 30, 2013 and 2012, respectively.  Engineering expenses as a percentage of sales were 3.4% for the three months ended September 30, 2013, and 4.2% for the three months ended September 30, 2012.

Operating Profit.  Reflecting all of the factors mentioned above, Operating Profits increased by $1,536,000, rising 60.2% over last year.  The Company had a profit of $4,089,000 in the three-month period ended September 30, 2013, versus a profit of $2,553,000 in the three-months ended September 30, 2012.

Interest Income (Expense).  Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit.  The interest income was nominal for the third quarter of 2013 and 2012, and both periods had similar amounts of income.

Other Income (Expense).  Other Income (Expense) primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our U.K. subsidiary.

Income Tax Expense.  Income Tax Expense was $1,420,000 for the third quarter of 2013, compared to $900,000 for the same period in 2012.  The $520,000 increase was primarily due to higher income before taxes.  The Company’s effective tax rate in 2013 approximates the 2012 rate and does not differ materially from expected statutory rates.

Nine-months ended September 30, 2013 vs. September 30, 2012

The Company reported comparative results from operations for the nine-months ended September 30, 2013 and 2012 as follows:

	Nine-months ended September 30, (in thousands)

	2013	2013	2012	2012
	($000)		($000)
Net Sales	$ 55,262	100.0%	$ 45,590	100.0%
Gross Profit	$ 29,800	53.9%	$ 23,232	51.0%
Operating Profit	$ 10,446	18.9%	$ 9,286	20.4%

Net Sales.  The Company’s Net Sales for the first nine months of 2013 increased $9,672,000 (21.2%) over the same period in 2012, ending at $55,262,000 and $45,590,000 in 2013 and 2012, respectively.

Net Sales have received a boost over the prior year partially due to improvements in the residential construction industry.  The sales have also gained market share over competitor products, such as black iron pipe, as they are statistically exceeding the growth experienced in the housing market for the first nine months of the year.  An increase in volume, or units sold, accounts for the majority of the change compared to the prior year, and there was also a slight rise in pricing.

Gross Profit.  The Company’s gross profit margins have increased between the two periods, being 53.9% and 51.0% for the nine-months ended September 30, 2013 and 2012, respectively. The improvement resulted from a combination of items, including the pricing action noted above, and the Company’s ability to find various efficiencies in procurement and manufacturing processes.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight.  Selling expense was $9,429,000 and $9,049,000 for the nine-months ended September 30, 2013 and 2012, respectively, representing an increase of $380,000.  Commissions and Freight increased by $792,000 compared to last year, largely attributable to the increase in sales volume.  The increases in Commissions and Freight were however softened by a decrease in advertising relating expenses.  Sales expense is however lower than the prior year when compared as a percent of net sales, being 17.1% for the nine-months ended September 30, 2013, and 19.8% for the nine-months ended September 30, 2012.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries including incentive compensation, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services.  General and administrative expenses were $7,908,000 and $7,667,000 for the nine-months ended September 30, 2013 and 2012, respectively, increasing $241,000 between periods.  There was an increase in staffing expenses, mostly related to incentive compensation earned in association with higher profits.  This was however softened by a decrease in legal and insurance expenses primarily connected to product liability claims and coverage.  As a percentage of sales, general and administrative expenses decreased to 14.3% for the nine-months ended September 30, 2013 from 16.8% for the nine-months ended September 30, 2012.

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

Engineering Expense.  Engineering expenses consist of development expenses associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes.  Engineering expenses have increased $87,000 between periods, as they were $2,017,000 and $1,930,000 for the nine-months ended September 30, 2013 and 2012, respectively.  Engineering expenses as a percentage of sales were 3.6% for the nine-months ended September 30, 2013, and 4.2% for the same period in 2012.

Operating Profit.  Reflecting all of the factors mentioned above, Operating Profits increased $1,160,000 or 12.5%, ending with a profit of $10,446,000 for the first nine months of 2013, compared to $9,286,000 in 2012.  Excluding the Insurance Legal Recovery less its applicable auxiliary costs, operating profits were actually higher by 95.4% versus the prior year.

Interest Income (Expense).  Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit.  The net interest income was nominal for the first nine months of 2013 and 2012, and both periods had similar amounts of income.

Other Income (Expense).  Other Income (Expense) primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our U.K. subsidiary.

Income Tax Expense.  Income Tax Expense was $3,518,000 for the first nine months of 2013, compared to $3,292,000 for the same period in 2012, increasing by $226,000, largely in correlation with the change in income before taxes.  The Company’s effective tax rate in 2013 does approximate the 2012 rate and does not differ materially from expected statutory rates.

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

•

Delivery has occurred or services have been rendered.

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

Goodwill and Intangible Assets

In accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other, the Company performs an annual impairment test in accordance with this guidance at the end of each year, or when a triggering event is noted that may indicate impairment.  This was last tested at December 31, 2012, and the analysis did not indicate any impairment of goodwill.  There are no circumstances that indicate that Goodwill might be impaired at September 30, 2013.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period in which the rate is enacted.  A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain.  No valuation reserve was deemed necessary at September 30, 2013 or at December 31, 2012.  Also, in accordance with FASB ASC Topic 740 (formerly FIN 48), the Company had reserves on the books for uncertainties in tax positions of $99,000 at September 30, 2013, and $119,000 at December 31, 2012.  These reserves are reviewed each quarter.

Other Comprehensive Income (Loss)

For the nine-months ended September 30, 2013 and 2012, the sole component of Other Comprehensive Income (Loss) was a foreign currency translation adjustment.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company’s primary cash needs have been related to working capital items, which the Company has largely funded through cash generated from operations.

As of September 30, 2013, the Company had a cash balance of $7,032,000.  Additionally, the Company has a $10,000,000 line of credit available with Sovereign Bank, as discussed in detail in Note 4, which had no borrowings outstanding upon it at September 30, 2013.  At December 31, 2012, the Company had cash of $939,000, and borrowings against the line of credit of $324,000.

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For the first nine months of 2013 and 2012, the Company’s cash provided from operating activities was $6,905,000 and $5,788,000, respectively, increasing $1,117,000 between periods.  The cash generation during 2013 has been of a more normal nature, as it mostly reflects cash from general operations, but did however also overcome a payment of approximately $1,300,000 during the first quarter of 2013 related to the settlement in England, which was discussed in Note 5, Commitments and Contingencies.  A significant portion of the increase in 2012 was largely related to the ILR also discussed in Note 5, which enhanced cash from operations by approximately $3,900,000 after considering the deduction for auxiliary costs.

As a general trend, the Company tends to deplete cash early in the year, as significant payments are typically made for accrued promotional incentives, incentive compensation, and taxes.  Cash has then historically shown a tendency to be restored and accumulated during the latter portion of the year.

Investing Activities

Cash used in investing activities for the first nine months of 2013 and 2012 was $473,000 and $109,000, respectively, all related to capital expenditures for both periods.  During 2013, the Company added machinery and leasehold improvements to the new facility in Exton which has required a greater outlay of cash than in the previous year.

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

Financing Activities

At December 31, 2012, the line of credit balance was $324,000. During the first nine months of 2013 the Company paid off the line of credit balance, and therefore had no outstanding borrowings on its line of credit as of September 30, 2013.

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

Item 4 – Controls And Procedures

(a)

Evaluation of Disclosure Controls and Procedures.

At the end of the fiscal third quarter of 2013, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures.  The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission.  The Company’s management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

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

In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”).  There has been an increase in the number of those Claims over the past few years relating primarily to product liability, but the trend appears to be decreasing in 2013.  The Company does not believe that the Claims have legal merit, and is therefore vigorously defending against those Claims.  The Company has in place commercial general liability insurance policies that cover the Claims, as noted above, including those alleging damages as a result of product defects.  Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $250,000, depending upon the insurance deductible in place for the respective claim year.  The aggregate maximum exposure for all current open claims is estimated not to exceed approximately $3,300,000, which represents the defense costs and any settlements or adverse verdicts incurred over time within the insurance policy deductibles or retentions.  It is possible that the results of operations or liquidity and capital resources of the Company could be adversely affected by the ultimate outcome of the pending litigation as a result of the costs of contesting such lawsuits, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation and, accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered and outstanding settlements for existing claims. The liabilities recorded on the Company’s books at September 30, 2013 and December 31, 2012 were $583,000 and $537,000, respectively, and are included in Other Liabilities.

In 2013, the Company won two of the Claims at two separate trials, both of which were held in U.S. District Court; one in St. Louis, Missouri and the other in Bridgeport, Connecticut.  In both cases, the jury unanimously found that the Company was not negligent in designing its TracPipe® product, and that the TracPipe® product was not defective or unreasonably dangerous.  In 2010, the Company took another one of the Claims to trial in Pennsylvania, and the jury returned a verdict that the Company was not negligent in designing and selling the TracPipe product, but that under the unique law in Pennsylvania for strict liability, the product lacked “any element” necessary to make it safe for its intended use.  The Company has appealed that portion of the verdict, and the Supreme Court of Pennsylvania heard oral arguments on that case with the focus on whether the product liability law in Pennsylvania should be revised.  A decision is expected in the first half of 2014. Finally, two putative class action cases have been filed against the company; one in Florida and one in Ohio.  In both cases, the lead plaintiffs claim that they are exposed to an increased likelihood of harm if one of the plaintiffs’ houses that contain TracPipe CSST is struck by lightning, that could damage the CSST causing a release of fuel gas in the house and causing a fire.  However, at this point none of the lead plaintiffs have suffered any actual harm.  The Company intends to vigorously defend itself against these claims, and seek dismissal of the cases under a number of grounds, including the lack of jurisdiction because there is no actual case or controversy posed by these claims.  The Company has also tendered defense of these matters to its insurance carriers.

In 2007, the Company instituted a legal complaint against a former insurer, seeking reimbursement of amounts paid in defense of a class action litigation, as well as supplementary payments made in connection with the class action.  In March of 2012, the Company and the insurer settled the litigation for $4,700,000, with receipt of the cash occurring during that same month.  For clarity regarding this item, it is defined as the “Insurance Legal Recovery or ILR” on the accompanying condensed consolidated statement of income for the nine-months ended September 30, 2012.

In February of 2012, the Company was made aware of a fraud perpetrated by an outside party involving insurance related premiums that the Company had prepaid for umbrella coverage. The assets are currently secured by a governmental agency who is investigating the case, and being held in a custodial account.  The value of the assets amount to $248,000 at September 30, 2013, and are included in Other Long Term Assets.  It is possible that not all of those funds will be returned to the Company, or the Company may need to incur additional costs to procure collection, but the outcome is currently not known or able to be estimated.  The Company is currently pursing all avenues in an effort to bring closure to the event, reclaim the assets, and has since replaced the aforementioned insurance coverage.

As disclosed in Note 13, Subsequent Events, in the Company’s December 31, 2012 Form 10-K, our subsidiary, Omega Flex Limited (“OFL”), had been sued regarding the installation of TracPipe product in an apartment complex in England.  In March of 2013, OFL settled that case by entering into a settlement agreement and making a one-time payment of £800,000 to resolve all claims associated with the project.  The Company recorded approximately $1,300,000 in Other Liabilities at December 31, 2012 to reflect the event.  The amount was paid in full in March 2013, and therefore there is no liability relating to this at September 30, 2013.

Item 4 – Submission of Matter to a Vote of the Security Holders

No matters were submitted to the security holders of the Company for a vote during the third quarter of 2013.

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

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA FLEX, INC.
(Registrant)

Date: November 8, 2013	By: /S/ Paul J. Kane______________
Paul J. Kane
Vice President – Finance
and Chief Financial Officer