Form 10-K
period 2013-12-31
Omega Flex, Inc.
filed 2014-03-14
CIK 1317945

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes [  ]

No [X]

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2013, the last business day of the most recently completed second quarter of 2013 was $46,707,220.

The number of shares of common stock outstanding as of March 1, 2014 was 10,091,822.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated by reference from the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A) for the 2014 annual meeting of shareholders to be held on June 10, 2014.

INDEX

Pages of
this report

Report of Independent Registered Public Accounting Firm	Page 21

Financial Statements:

(a)(1) Consolidated Balance Sheets as of December 31, 2013 and 2012	Page 22

Consolidated Statements of Operations For the Years Ended December 31, 2013 and 2012	Page 23

Consolidated Statements of Comprehensive Income For the Years Ended December 31, 2013 and 2012	Page 24

Consolidated Statements of Shareholders’ Equity For the Years Ended December 31, 2013 and 2012	Page 25

Consolidated Statements of Cash Flows For the Years Ended December 31, 2013 and 2012	Page 26

Notes to the Consolidated Financial Statements	Pages 27 through 38

(a)(2) Financial Statement Schedules

No other financial statement schedules are required by Regulation S-X.

(a)(3)

Exhibits

The Exhibit Index is set forth on Pages 41 and 42.  No annual report to security holders as of December 31, 2013 has been sent to security holders and no proxy statement, form of proxy or other proxy soliciting material has been sent by the registrant to more than ten of the registrant’s security holders with respect to any annual or other meeting of security holders held or to be held in 2014. Such annual report to security holders, proxy statement or form of proxy will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

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

The major market categories for flexible metallic hose include (1) automotive, (2) aerospace, (3) residential and commercial construction, and (4) general industrial. Omega Flex participates in the latter two markets for flexible metallic hose.  The major use of corrugated stainless steel tubing (CSST) in the residential and commercial construction markets is primarily for flexible gas piping and gas appliance connectors and secondarily as pump connectors and seismic loops to isolate vibration in mechanical piping systems in commercial buildings.  With the growth of green building technologies, there is an increased interest in the use of CSST for use in solar heated domestic hot water systems.  The general industrial market includes all of the processing industries, the most important of which include primary steel, petrochemical, pharmaceutical, and specialty applications for transfer of fluids at both extremely low and high temperatures, (such as the conveying of cryogenic liquids) and a highly fragmented OEM market, as well as the maintenance and repair market.

None of our competitors appear to be dominant in more than one market.  We are a leading supplier of flexible metal hose in each of the markets in which we participate.  Our assessment of our overall competitive position is based on several factors.  The flexible gas piping market in the U.S. is currently concentrated in the residential housing market.  Based on the reports issued by the national trade groups on housing construction, the level of acceptance of flexible gas piping in the construction market, and the average usage of flexible gas piping in a residential building, we are able to estimate with a reasonable level of accuracy the size of the total gas piping market.  In addition, the Company is a member of an industry trade group comprised of the four largest manufacturers of CSST in the United States, which compiles and distributes sales statistics for its members relative to flexible gas piping. Based on our sales and the statistics described above, the Company can estimate its position within that market.  For other applications, industry trade groups collect and report on the size of the relevant market, and we can estimate our percentage of the relevant market based on our sales as compared to the market as a whole.  Furthermore, the customer base for the products that we sell is widely known, as is the identity of the manufacturers aligned with those customers, which again allows the Company to extract information that can reasonably estimate its market position, and that of the competition.  Lastly, the term “leading” implies a host of factors other than sales volume and market share position. It includes the range and capability of the product line, history of product development and new product launches, all of which information is in the public domain. Based on all of this information, the Company is reasonably confident that it is indeed a leader in the major market segments in which it participates.

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

In September 2013, the Company announced that it would soon be releasing its newly developed fitting, AutoSnap®, as part of its flexible gas piping product line.  AutoSnap®, which is currently patent-pending, has successfully completed all required testing by independent testing agencies, as well as extensive field trials across the United States by existing trained TracPipe® CounterStrike® installers.  The product is designed to simplify the installation process, addressing installer requirements for both speed and ease of installation.  The AutoSnap® fitting was introduced to the market in January 2014.  The Company expects that the new fitting will be well accepted by the market, and could positively affect revenues in the coming year.

Overview of Current Business

Products

The Company has had the most success within the residential construction industry where the Company’s flexible gas piping products, TracPipe®, which was introduced in 1997, and its more robust counterpart TracPipe® CounterStrike®, have enjoyed wide acceptance due to their reliability and durability.  Within that industry, the flexible gas piping products that we offer and similar products offered by our competitors have sought to overcome the use of black iron pipe that has traditionally been used by the construction industry in the United States and Canada for the piping of fuel gases within a building.  Prior to the introduction of the first CSST system in 1989, nearly all construction in the United States and Canada used traditional black iron pipe for gas piping.  However, the advantages of CSST in areas subject to high incidence and likelihood of seismic events had been first demonstrated in Japan.  In seismic testing, the CSST was shown to withstand the stresses on a piping system created by the shifting and movement of an earthquake better than rigid pipe.  The advantages of CSST over the traditional black iron pipe also include lower overall installation costs because it can be installed in long uninterrupted lines within the building.

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

In addition to the flexible gas piping market, our flexible metal hose is used in a wide variety of other applications.  Our involvement in these markets is important because just as the flexible gas piping applications have sprung from our expertise in manufacturing annular metal hose, other applications may also evolve from our participation in the industry.  Flexible metal hose is used in a wide variety of industrial and processing applications where the unique characteristics of the flexible hose in terms of its flexibility, and its ability to absorb vibration and thermal expansion and contraction, has unique benefits over rigid piping.  For example, in certain pharmaceutical processing applications, the process of developing the specific pharmaceutical may require rapid freezing of various compounds through the use of liquefied gases, such as liquefied nitrogen, helium or Freon.  The use of flexible metal tubing is particularly appropriate in these types of applications.  Flexible metal hose can accommodate the thermal expansion caused by the liquefied gases carried through the hose, and the total length of the hose will not significantly vary.  In contrast, fixed or rigid metal pipe would expand and contract along its length as the liquid gases passed through it, causing stresses on the pipe junctions that would over time cause fatigue and failure.  Alternatively, within certain industrial or commercial applications using steam, either as a heat source or in the industrial process itself, the pumps used to transfer the liquid or steam within the system are subject to varying degrees of vibration.  Additionally, flexible metal hoses can also be used as connections between the pump and the intake of the fluids being transferred to eliminate the vibration effects of the pumps on the piping transfer system.   All of these areas provide opportunities for the flexible metal hose market.

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

Raw Materials

We use various materials in the manufacture of our products, primarily stainless steel for our flexible metal hose and plastics for our jacketing material on TracPipe® and CounterStrike® flexible gas piping.  We also purchase all of our proprietary AutoFlare® brass fittings for use with the TracPipe® and CounterStrike® flexible gas piping.  Although we have multiple sources qualified for all of our major raw materials and components, we have historically used one or two sources of supply for such raw materials and components.  Our current orders for stainless steel and fittings are each placed with one or two suppliers.  If any one of these sources of supply were interrupted for any reason, then we would have to devote additional time and expense in obtaining the same volume of supply from our other qualified sources.  This potential transition, if it were to occur, could affect our operations and financial results during the period of such transition.  During 2013, nickel and copper commodity prices were slightly reduced from the prior year.  However, pricing for stainless steel and copper fittings had increased slightly in 2013, due to the need for providers of these materials to support continued growth and investment.  Nickel is a prime material in stainless steel, which the Company utilizes to manufacture CSST, and copper is a key component of the Company’s brass fittings.  The supply of our main raw materials appears to be stable with ample volume.  We believe that with our purchase commitments for stainless steel, polyethylene and for our proprietary fittings, that we have adequate sources of supply for these raw materials and components.  We have not had difficulty in obtaining the raw materials, component parts or finished goods from our suppliers in prior years.  We believe that an ample supply of stainless steel will continue until there is a reduction in global capacity, such as mine closures, which would then cause a constriction.  Continued volatility in the commodities marketplace and competitive conditions in the sale of our products may not allow us to pass along raw materials or component part price increases to our customers if that was the case.

Business Seasonality

The demand for our flexible piping products that are related to construction activity including TracPipe®, Counterstrike®, DoubleTrac® and SolarTrac®,  may be affected by the construction industry’s demand, which generally may slacken in the winter months of each year due to cold and inclement weather.  Accordingly, sales are usually higher in the spring, summer and fall.

Customers

We sell our products to customers scattered across a wide and diverse set of industries ranging from construction to pharmaceutical with approximately 6,500 customers on record.  These sales channels include sales through independent sales representatives, distributors, original equipment manufacturers, direct sales, and sales through our website on the internet.  We utilize various distribution companies in the sale of our TracPipe® and Counterstrike® flexible gas piping, and these distribution customers in the aggregate represent a significant portion of our business.  In particular, the Company has one significant customer, (Customer A), whereby its various branches, represented approximately 16% of our sales in both 2013 and 2012, and also accounted for approximately 23% and 22% of our accounts receivable balance at December 31, 2013 and 2012, respectively.  All of this business is done on a purchase order basis for immediate resale commitments or stocking, and there are no long-term purchase commitments.  In the event we were to lose an account, we would not expect any long-term reduction in our sales due to the broad end-user acceptance of our products.  We would anticipate that in the event of a loss of any one or more distributors, that after an initial transition period, the sale of our products would resume at or near their historical levels.  Furthermore, in the case of certain national distribution chains like Customer A and other distributors, it is possible that there would continue to be purchasing activity from one or more regional or branch distribution customers.  We sell our products within North America, primarily in the United States and Canada, and we also sell our products internationally, primarily in Europe through our manufacturing facility located in Banbury, England.  Our sales outside of North America represent approximately 10% of our total net sales, with most of the sales occurring in the United Kingdom and elsewhere in Europe.  We do not have a material portion of our long-lived assets located outside of the United States, and due to its small size, the foreign operations do not carry any additional risk from being located outside of the United States.

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

Competition

There are approximately ten manufacturers of flexible metal hose in the United States, and approximately that number in Europe and Asia.  The U. S. manufacturers include Titeflex Corporation, Ward Manufacturing, Truflex, Microflex, U. S. Hose, Hose Master, and several smaller privately held companies.  No one manufacturer, as a general rule, participates in more than two of the major market categories, automotive, aerospace, residential and commercial construction, and general industrial, with most concentrating in just one.  We estimate that we hold a number one or number two share position in the two major market categories in which we participate.  In the flexible gas piping market, the U.S. market is currently concentrated in the residential housing market.  Based on the reports issued by the national trade groups on housing construction, the level of acceptance of flexible gas piping in the construction market, and the average usage of flexible gas piping in a residential building, as well as through our sales position within that market, we are able to estimate with a high level of accuracy the size of the total gas piping market.  In addition, the Company is a member of an industry trade group, which compiles and distributes sales statistics for its members relative to flexible gas piping.  For other applications, industry trade groups collect and report on the size of the relevant market, and we can estimate our percentage of the relevant market based on our sales as compared to the market as a whole.  The larger of our two markets, the construction industry, has seen an increase in the number of residential housing starts in 2013, as compared to the previous year.  As discussed elsewhere, black iron pipe or copper tube was historically used by all builders of commercial and residential buildings until the advent of flexible gas piping and changes in the relevant building codes.  Since that time, flexible gas piping has taken an increasing share of the total amount of fuel gas piping used in construction.

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

Intellectual Property

We have a comprehensive portfolio of intellectual property, including approximately 239 patents issued in various countries around the world.  The patents cover (a) the fittings used by the flexible gas piping to join the piping to a junction or assembly, (b) pre-sleeved corrugated stainless steel tubing for use in underground applications, (c) an electrically conductive jacket for flexible gas piping that we sell under the trademark CounterStrike®, and (d) a tubing containment system for our DoubleTrac® double containment piping.  Our AutoFlare® fitting is the leading fitting for use with flexible gas piping because it offers a metal-to-metal seal between the fitting and the tubing, and because of its robustness and ease of use.  The metal-to-metal contact provides for a longer lasting and more reliable seal than fittings which use gaskets or sealing compounds that can deteriorate over time.  In applications involving fuel gases in a building, the ability to maintain the seal and prevent the leaking of such gases over long periods of time is valued by our customers.  We also have received a patent for the composition of the polyethylene jacket used in our CounterStrike® flexible gas piping product, which has increased ability to dissipate electrical energy in the event of a nearby lightning strike.  The tubing containment system of our DoubleTrac® double containment piping, which is also patented in the U.S. and in other countries, allows for the monitoring and collection of any liquids that may leak from the stainless steel containment layer.  The expiration dates for the several patents covering our AutoFlare® fittings will expire between 2016 and 2020 and the Counterstrike® patent will expire in 2025.  We currently have several patent applications pending in the United States and internationally covering improvements to our AutoFlare® fittings and our CounterStrike® polyethylene jacket.  Finally, and as mentioned above, our unique rotary process for manufacturing flexible metal hose has been developed over the last ten years, and constitutes a valuable trade secret.  In 2007, a Pennsylvania court issued a ruling that confirms our proprietary rotary manufacturing process does constitute a “trade secret” under Pennsylvania law, and is entitled to protection against unauthorized disclosure or misappropriation.

Research and Development Expense

Research and development expenses are charged to operations as incurred. Such charges aggregated $720,000, and $807,000, for the years ended December 31, 2013 and 2012, respectively, and are included in engineering expense in the accompanying consolidated statements of operations.

Employees

As of December 31, 2013, the Company had 131 employees.  Most of our employees are located in our manufacturing facilities in Exton, Pennsylvania, which contain our factory personnel, engineering, finance, human resources and most of our sales staff.  Our factory workforce in Exton, Pennsylvania, is not represented by a collective bargaining agent.  We also maintain an office in Middletown, Connecticut where management and certain other sales personnel are located.  A number of individual sales personnel are also scattered across the United States.  We also maintain a manufacturing facility in Banbury, England, which contains employees of similar functions to those in the U.S., but on a much smaller scale.  The sales personnel in England handle all sales and service for our products in Europe and select accounts in Asia and the Middle East.

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

Internet Website

You may learn more about our company by visiting our website at www.omegaflexcorp.com.  Among other things, you can access our filings with the Securities and Exchange Commission.  These filings include proxy statements, annual reports (Form 10-K), quarterly reports (Form 10-Q), and current reports (Form 8-K), as well as Section 16 reports filed by our officers and directors (Forms 3, 4 and 5).  All of these reports will be available on the website as soon as reasonably practicable after we file the reports with the SEC.  You may also view on our website the following important corporate governance documents:

•

Code of Business Ethics

•

Corporate Governance Guidelines

•

Charters for each of the Board committees

•

Policy on receiving complaints regarding account or internal control issues

Item 1B – UNRESOLVED STAFF COMMENTS

We do not have any unresolved comments from the staff of the Securities and Exchange Commission.

Item 2 - PROPERTIES

The Company owns its main facility, which is located in Exton, Pennsylvania about one hour west of Philadelphia and contains about 83,000 square feet of manufacturing and office space.  The Company also leases another 30,000 square foot manufacturing facility in Exton, nearby the main facility.  The majority of the manufacturing of our flexible metal hose is done at the Exton facilities.  In the United Kingdom, we rent a facility in Banbury, England, which manufactures products and serves sales, warehousing and operational functions as well.  The corporate office of Omega Flex, Inc., in Middletown, Connecticut, is leased.

Item 3 - LEGAL PROCEEDINGS

The Company’s general liability insurance policies are subject to deductibles or retentions, ranging primarily from $25,000 to $250,000 per claim, (depending on the terms of the policy and the applicable policy year) up to an aggregate amount.  The Company is insured on a ‘first dollar’ basis for workers’ compensation subject to statutory limits.  In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”).  There has been an increase in the number of those Claims over the past few years relating primarily to product liability, most notably since 2010 when the Company took its first lightning related case to trial in Pennsylvania as described below.  However, the current year rate of Claims was lower than the previous year, although many of the new claims are associated with higher deductable or retention programs, and thus the overall cash expenditure has remained similar between 2013 and 2012.  The Company does not believe that the Claims have legal merit, and is therefore vigorously defending against those Claims.  In 2013, the Company won two of the Claims at two separate trials, both of which were held in U.S. District Court; one in St. Louis, Missouri and the other in Bridgeport, Connecticut.  In both cases, the jury unanimously found that the Company was not negligent in designing its TracPipe® product, and that the TracPipe® product was not defective or unreasonably dangerous.  In 2010, the Company took another one of the Claims to trial in Pennsylvania, and the jury returned a verdict that the Company was not negligent in designing and selling the TracPipe product, but that under the unique law in Pennsylvania for strict liability, the product lacked “any element” necessary to make it safe for its intended use.  The Company has appealed that portion of the verdict, and the Supreme Court of Pennsylvania heard oral arguments on that case with the focus on whether the product liability law in Pennsylvania should be revised.  A decision is expected in the first half of 2014.

The Company has in place commercial general liability insurance policies that cover the Claims, as noted above, including those alleging damages as a result of product defects.  Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $250,000, depending upon the insurance deductible in place for the respective claim year.  The aggregate maximum exposure for all current open claims is estimated not to exceed approximately $3,400,000, which represents the defense costs and any settlements or adverse verdicts incurred over time within the insurance policy deductibles or retentions.  It is possible that the results of operations or liquidity and capital resources of the Company could be adversely affected by the ultimate outcome of the pending litigation as a result of the costs of contesting such lawsuits, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered and outstanding settlements for existing claims. The liabilities recorded on the Company’s books at December 31, 2013 and December 31, 2012 were $686,000 and $537,000, respectively, and are included in Other Liabilities.

Finally, two putative class action cases have been filed against the Company; one in U.S. District Court for the Middle District of Florida titled Hall v. Omega Flex, Inc. and one in U.S. District Court for the Southern District of Ohio titled Schoelwer v. Omega Flex, Inc.  In both cases, the lead plaintiffs claimed that they are exposed to an increased likelihood of harm if one of the plaintiffs’ houses that contain TracPipe CSST is struck by lightning, that could damage the CSST causing a release of fuel gas in the house and causing a fire.  However, none of the lead plaintiffs have suffered any actual harm.  In January 2014, the judge in the Hall case granted the Company’s motion to dismiss all of the plaintiff’s claims due primarily to a lack of jurisdiction because there is no actual case or controversy posed by these claims.  The plaintiff in Schoelwer voluntarily dismissed her claims in January 2014.

In 2007, the Company instituted a legal complaint against a former insurer, seeking reimbursement of amounts paid in defense of a class action litigation, as well as supplementary payments made in connection with the class action.  In March 2012, the Company and the insurer settled the litigation for $4,700,000, with receipt of the cash occurring during that same month.  For clarity regarding this item, it is defined as the “Insurance Legal Recovery or ILR” on the accompanying consolidated statement of operations for the year ended December 31, 2012.

In February of 2012, the Company was made aware of a fraud perpetrated by an outside party involving insurance related premiums that the Company had prepaid for umbrella coverage. The assets are currently secured by a governmental agency who is investigating the case, and being held in a custodial account.  The value of the assets amount to $227,000 at December 31, 2013, and are included in Other Long Term Assets.  It is possible that not all of those funds will be returned to the Company, or the Company may need to incur additional costs to procure collection, but the outcome is currently not known or able to be estimated.  The Company is currently pursing all avenues in an effort to bring closure to the event, reclaim the assets, and has since replaced the aforementioned insurance coverage.

As disclosed in Note 13, Subsequent Events, in the Company’s December 31, 2012 Form 10-K, our subsidiary, Omega Flex Limited (“OFL”), had been sued regarding the installation of TracPipe product in an apartment complex in England.  In March 2013, OFL settled that case by entering into a settlement agreement and making a one-time payment of £800,000 to resolve all claims associated with the project.  The Company recorded approximately $1,300,000 in Other Liabilities at December 31, 2012 to reflect the event.  The amount was paid in full in March 2013, and therefore there is no liability relating to this at December 31, 2013.

Item 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

Our common stock is listed on the NASDAQ Global Market, under the symbol OFLX. The number of shareholders of record as of December 31, 2013, based on inquiries of the registrant’s transfer agent, was 564.  For this purpose, shareholders whose shares are held by brokers on behalf of such shareholders (shares held in “street name”) are not separately counted or included in that total.

The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock as reported by the NASDAQ Global Market.

PRICE RANGE

	2013		2012
	high	low	high	low

First Quarter	$ 17.19	$ 12.41	$ 16.97	$ 12.50
Second Quarter	$ 16.27	$ 12.58	$ 13.51	$ 11.03
Third Quarter	$ 20.53	$ 14.73	$ 11.96	$ 9.99
Fourth Quarter	$ 21.01	$ 18.51	$ 13.40	$ 10.57

We do not have any other securities, other than common stock, listed on a stock exchange or are publicly traded.

Dividends

On December 9, 2013, the Board of Directors “Board” declared a dividend of $0.425 per share to all shareholders of record as of December 19, 2013.  The Company paid $4,289,000 to the transfer agent on December 31, 2013, and the transfer agent then paid all shareholders the same amount on January 2, 2014.  In 2012, the Board declared a dividend of $1.00 per share on November 14, 2012, which was paid on December 14, 2012 to all shareholders on record as of November 30, 2012, totaling $10,092,000.

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

CHANGES IN FINANCIAL CONDITION

The Cash balance was $8,257,000 at December 31, 2013, compared to $939,000 at December 31, 2012, increasing $7,318,000 (779.3%) during the year.  Net Income attributable to Omega Flex, Inc. for 2013 was $10,037,000, which helped to replenish cash throughout the year.  The income for 2013 includes an accrual for incentive compensation of approximately $2,800,000 which will not be paid until the first quarter of 2014, and therefore adds to cash as of December 31, 2013. The Company did however have a couple of significant outflows during 2013.  On December 31, 2013 the Company funded a dividend amounting to $4,289,000, which is described in detail in Note 6, under Shareholders’ Equity.  In addition, the Company also paid the UK Settlement of approximately $1,300,000, which is detailed in Note 11, Commitments and Contingencies.

Accounts Payable has decreased $944,000 (34.5%), ending at $1,793,000 at December 31, 2013, from a balance of $2,737,000 at December 31, 2012.  The majority of the change is timing related, with less payments due to vendors outstanding at December 31, 2013 than experienced at December 31, 2012.

The Company’s Line of Credit, discussed in detail within Note 5, had an outstanding balance of $324,000 at December 31, 2012, but was paid off in its entirety during the first quarter of 2013.

Accrued Compensation was $3,114,000 at December 31, 2013, compared with $349,000 at December 31, 2012, thus increasing $2,765,000 (792.3%).  A majority of the incentive compensation that was earned in 2012 was paid during the fourth quarter of 2012.  The accrual at December 31, 2013 represents the accumulation of the current year’s accrual for a full twelve months, as earned in correlation with profits.  Typically, incentive compensation is paid during the first quarter of the following year, but in 2012 it was largely earned and paid in the same year, thus diminishing the accrual at the end of that year.

Other Liabilities were $3,575,000 at December 31, 2013, compared to $4,214,000 at December 31, 2012.  As disclosed in Note 11, Commitments and Contingencies, the Company’s subsidiary, OFL, had been sued regarding the installation of TracPipe product in an apartment complex in England.  The Company had reached a settlement of approximately $1,300,000 regarding this issue in March of 2013, and recorded the amount in Other Liabilities as of December 31, 2012.  OFL then paid $1,300,000 during March of 2013 and thus diminished the balance of the liability accordingly, which accounts for a majority of the change between periods.  This event along with various other partially offsetting items accounts for the 15.2% change in years of $639,000.

RESULTS OF OPERATIONS

Three-months ended December 31, 2013 vs. December 31, 2012

The Company reported comparative results from continuing operations for the three-month period ended December 31, 2013 and 2012 as follows:

	Three-months ended December 31, (in thousands)

	2013	2013	2012	2012
	($000)		($000)
Net Sales	$ 21,860	100.0%	$ 18,426	100.0%
Gross Profit	$ 12,093	55.3%	$ 9,698	52.6%
Operating Profit	$ 4,602	21.1%	$ 1,461	7.9%

Net Sales.  The Company’s 2013 fourth quarter Net Sales increased $3,434,000 (18.6%) over the same period in 2012, ending at $21,860,000 for the three-months ended December 31, 2013, compared to $18,426,000 for the same three months in 2012.

Net Sales have expanded over the prior year partially due to improvements in the residential construction industry.  The sales results also appear to demonstrate a preference for the Company’s products and performance, as they are statistically exceeding the growth experienced in the CSST market place for the fourth quarter.  An increase in volume, or units sold, accounts for the majority of the change compared to the prior year, and there was also a slight rise in pricing.

Gross Profit.  The Company’s gross profit margins have increased between the two periods, being 55.3% and 52.6% for the three-months ended December 31, 2013 and 2012, respectively.  The favorable change resulted from a combination of items, including the pricing action noted above, and the Company’s ability to find various efficiencies in procurement and manufacturing processes, and increased production volume also helped to better absorb certain fixed manufacturing overhead costs.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight.  Selling expense was $3,525,000 and $3,207,000 for the three-months ended December 31, 2013 and 2012, respectively, representing an increase of $318,000.  Commissions and Freight together accounted for the majority of the change, increasing $233,000, largely associated with the increase in sales volume.  Sales expense as a percent of net sales has however decreased, being 16.1% for the three-months ended December 31, 2013, compared to 17.4% for the three-months ended December 31, 2012.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services.  General and administrative expenses were $3,225,000 and $4,363,000 for the three-months ended December 31, 2013 and 2012, respectively, decreasing $1,138,000 between periods.  Legal related costs decreased $1,756,000.  As announced on March 20, 2013, the Company’s English subsidiary, Omega Flex Limited, had reached an agreement to settle litigation related to a construction project in Milton Keynes, England, to avoid any potentially prolonged and costly legal conflict.  The amount of the settlement equated to approximately $1,300,000.  Inversely, the Company recognized a $651,000 increase in administrative staffing expenses, mostly related to incentive compensation in conjunction with higher profits.  As a percentage of sales, general and administrative expenses decreased to 14.8% for the three months ended December 31, 2013 from 23.7% for the three months ended December 31, 2012.

Engineering Expense.  Engineering expenses consist of development expenses associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes.  Engineering expenses increased $74,000 for the quarter.  They were $741,000 and $667,000 for the three months ended December 31, 2013 and 2012, respectively.  Engineering expenses as a percentage of sales were 3.4% for the three months ended December 31, 2013, and 3.6% for the three months ended December 31, 2012.

Operating Profit.  Reflecting all of the factors mentioned above, Operating Profits increased by $3,141,000, rising 215% over last year.  The Company had a profit of $4,602,000 in the three-month period ended December 31, 2013, versus a profit of

$1,461,000 in the three-months ended December 31, 2012.  Excluding the UK settlement discussed above, less its applicable auxiliary costs, operating profits were actually higher by 80.5% versus the prior year.

Interest Income (Expense).  Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit.  The interest income (expense) was nominal for the fourth quarter of 2013 and 2012, and both periods had similar amounts of income.

Other Income (Expense).  Other Income (Expense) primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our U.K. subsidiary.

Income Tax Expense.  Income Tax Expense was $1,373,000 for the fourth quarter of 2013, compared to $754,000 for the same period in 2012.  The $619,000 increase was primarily due to higher income before taxes.  The Company’s effective tax rate in 2013 was 29.9% of pretax income compared to 51.2% in 2012.  The significant change was largely the result of the significant loss in the UK during the fourth quarter of 2012, which has a much lower tax rate than in the US.  UK operations were however profitable during the same period in 2013.  The rates for both periods do not differ materially from expected statutory rates.

Twelve months ended December 31, 2013 vs. December 31, 2012

The Company reported comparative results from continuing operations for the twelve-month period ended December 31, 2013 and 2012 as follows:

	Twelve-months ended December 31, (in thousands)

	2013	2013	2012	2012
	($000)		($000)
Net Sales	$ 77,122	100.0%	$ 64,016	100.0%
Gross Profit	$ 41,893	54.3%	$ 32,930	51.4%
Operating Profit	$ 15,048	19.5%	$ 10,747	16.8%

Net Sales.  The Company’s Net Sales for 2013 increased $13,106,000 (20.5%) over the same period in 2012, ending at $77,122,000 and $64,016,000 in 2013 and 2012, respectively.

Net Sales have received a boost over the prior year partially due to improvements in the residential construction industry.  The sales have also gained market share over competitor products, such as black iron pipe, as they are statistically exceeding the growth experienced in the housing market during the year.  An increase in volume, or units sold, accounts for the majority of the change compared to the prior year, and there was also a slight rise in pricing.

Gross Profit.  The Company’s gross profit margins have increased between the two periods, being 54.3% and 51.4% for the twelve-months ended December 31, 2013 and 2012, respectively. The improvement resulted from a combination of items, including the pricing action noted above, and the Company’s ability to find various efficiencies in procurement and manufacturing processes.  Increased production volume also allowed for better absorption of certain fixed manufacturing overhead costs.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight.  Selling expense was $12,954,000 and $12,256,000 for 2013 and 2012, respectively, representing an increase of $698,000.  Commissions and Freight increased by $1,019,000 compared to last year, largely attributable to the increase in sales volume.  The increases in Commissions and Freight were however softened by a decrease in advertising relating expenses.  Sales expense is however lower than the prior year when compared as a percent of net sales, being 16.8% for 2013, and 19.1% for 2012.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries including incentive compensation, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services.  General and administrative expenses were $11,133,000 and $12,030,000 for the twelve-months ended December 31, 2013 and 2012, respectively, decreasing $897,000 between periods.  Legal expenses have decreased by $1,944,000, mostly due to the previously mentioned UK settlement recorded in 2012 of approximately $1,300,000.

The decrease in legal was however partially offset by a $942,000 increase in administrative staffing expenses during 2013, mostly related to incentive compensation earned in association with higher profits, and various other insignificant items.  As a percentage of sales, general and administrative expenses were 14.4% and 18.8% for 2013 and 2012, respectively.

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

Engineering Expense.  Engineering expenses consist of development expenses associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes.  Engineering expenses have increased $161,000 between periods, as they were $2,758,000 during 2013, and $2,597,000 in 2012.  Engineering expenses as a percentage of sales were 3.6% for the year ended December 31, 2013, and were 4.1% for the full year of 2012.

Operating Profit.  Reflecting all of the factors mentioned above, Operating Profits increased $4,301,000 or 40%, ending with a profit of $15,048,000 for 2013, compared to $10,747,000 in 2012.  Excluding the Insurance Legal Recovery and the UK settlement discussed above, less their applicable auxiliary costs, operating profits were actually higher by 90.6% versus the prior year.

Interest Income (Expense).  Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit.  The net interest income was nominal during 2013 and 2012, and both periods had similar amounts of income.

Other Income (Expense).  Other Income (Expense) primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our U.K. subsidiary.

Income Tax Expense.  Income Tax Expense was $4,891,000 in 2013, compared to $4,046,000 for the same period in 2012, increasing by $845,000, largely in correlation with the change in income before taxes.  The Company’s effective tax rate in 2013 was 33% of pretax income compared to 37% in 2012.  The rates in both years do not differ materially from expected statutory rates, based upon the jurisdictions in which the income was earned.

COMMITMENTS AND CONTINGENCIES

See Note 11 to the Company’s financial statements for a detailed description of Commitments and Contingencies.

FUTURE IMPACT OF KNOWN TRENDS OR UNCERTAINTIES

The Company’s operations are sensitive to a number of market and extrinsic factors, any one of which could materially adversely affect its results of operations in any given year:

Construction Activity—The Company is directly impacted by the level of single family and multi-family residential housing starts and, to a lesser extent, commercial construction starts. The construction industry can be cyclical, shifting upwards and downwards depending on a variety of factors.  After a few years of significant building, the United States construction industry appeared to hit a peak in 2006.  Low interest rates and easy availability of credit, contributed to a high level of construction activity.  However, following that period, the industry experienced a significant deterioration in demand for residential, commercial and institutional construction.

Some of the factors that influenced the decline include:

•

the crisis in the financial markets reduced the availability of financing for new construction, especially large projects

•

foreclosures had increased the inventory of available residential housing, thereby decreasing the demand for new construction, and

•

consumer demand and confidence declined as a result of reduced economic activity and increased unemployment.

During 2012 and 2013, the construction activity appeared to reflect a recovery, and has shown upward mobility.  Statistics provided by the National Association of Home Builders suggests housing starts will continue to increase during the coming year.  However, any significant decrease in residential construction activity may materially adversely affect the Company’s financial condition.

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

Weather Conditions—The Company’s flagship TracPipe® and CounterStrike ® products are used in residential and commercial heating applications. As such, the demand for its products is impacted by weather as it affects the level of construction.  Furthermore, severe climatic changes, such as those suggested by the “global climate change” phenomenon, could over time adversely affect the demand for fossil fuel heating products and adversely affect the Company’s results of operations and financial position.

Purchasing Practices—It has been the Company’s policy in recent years to aggregate purchase volumes for high value commodities with fewer vendors to achieve maximum cost reductions while maintaining quality and service.  This policy has been effective in reducing costs, but has introduced additional risk which could potentially result in short-term supply disruptions or cost increases from time to time in the future if one of the Company’s key vendors experiences any catastrophic event, such as bankruptcy.

Legal Costs —The Company is subject to lawsuits mostly relating to claims of product liability.  The Company has in place insurance policies to cover the defense of most of these cases, and any amounts payable with respect thereto, are typically subject to deductibles or self-insured retention amounts that vary depending on the policy year.  The Company is vigorously defending these cases, and in 2013 was successful in obtaining a couple favorable outcomes.  However, continued litigation and the defense costs associated therewith, in addition to any other payments made, could affect the company's results of operations, perhaps materially, and could potentially inhibit the Company from obtaining insurance in the future through mainstream markets at an affordable price.

Supply Disruptions and Commodity Risks—The Company uses a variety of materials in the manufacture of its products, including stainless steel, polyethylene and brass for its AutoFlare® connectors. In connection with the purchase of commodities, principally stainless steel for manufacturing requirements, the Company occasionally enters into one-year purchase commitments which include a designated fixed price or range of prices.  These agreements sometimes require the Company to accept delivery of the commodity in the quantities committed, at the agreed upon prices.  Transactions required for these commodities in excess of the one year commitments are conducted at current market prices at the Company’s discretion.  Currently, the Company does not have any fixed purchase commitment contracts, but may enter into such transactions in the future.

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

Interest Rate Sensitivity - The Company currently has access to a $10,000,000 line of credit (LOC) with Santander Bank, formerly Sovereign Bank, NA (Sovereign), and as of December 31, 2013, has no outstanding amounts due on the line.  When the Company borrows against the LOC, all amounts must be paid back with interest, using an interest rate range of LIBOR plus 1.75% to LIBOR plus 2.75% or Prime less 0.50% to Prime plus 0.50%, depending upon the Company’s then existing financial ratios.  The Company may elect to use either the LIBOR or PRIME rates.  As of December 31, 2013, the actual rate to borrow was at approximately 2.00%.  Interest rates are also significant to the Company as a participant in the residential construction industry, since interest rates can be a determinant factor on whether or not borrowing funds for building will be affordable to our customers.  (See Construction Activity, above). Currently, interest rates are at historic lows, but any dramatic change to interest rates could have a detrimental effect on the business.

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

Goodwill

In accordance with Financial Accounting Standards Board (FASB) ASC Topic 350, with respect to Goodwill, the Company performs annual impairment tests using the market capitalization on the last day of the year to determine the fair value of the reporting unit and then compares that value to the carrying value.  As of December 31, 2013 and December 31, 2012, the fair value of the reporting unit exceeded the carrying value, and therefore the Company concluded that goodwill was not impaired.

Product Liability Reserves

Product liability reserves included in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered and outstanding settlements for existing claims.

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

The FASB ASC Topic 718 Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately to vest.  Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience.  Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense for December 31, 2013.

Accounting for Income Taxes

The Company accounts for federal tax liabilities in accordance with ASC Topic 740, Income Taxes.  Under this method the Company recorded tax expense, related deferred taxes and tax benefits, and uncertainties in tax positions.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain.  No valuation allowance was deemed necessary at December 31, 2013 or 2012.

Also, in accordance with FASB ASC Topic 740, the Company had a reserve for uncertainties in tax positions of $100,000 at December 31, 2013, and $119,000 at December 31, 2012.  These reserves are reviewed each quarter.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company’s primary cash needs have been related to working capital items (including inventory purchases), which the Company has largely funded through cash generated from operations.

As of December 31, 2013, the Company had a cash balance of $8,257,000.  Additionally, the Company has the full use of a $10,000,000 line of credit available with Santander Bank, as discussed in detail in Note 5.  At December 31, 2012, the Company had cash of $939,000, and had borrowings of $324,000 outstanding upon the line of credit.

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For 2013 and 2012, the Company’s cash provided from operating activities was $12,389,000 and $7,298,000, respectively, increasing $5,091,000 between periods.  The cash generation during 2013 has been of a more normal nature, as it mostly reflects cash from general operations, but did however also include a payment of approximately $1,300,000 during the first quarter of 2013 related to the settlement in England, which is discussed in Note 11, Commitments and Contingencies.  A significant portion of the cash provided in 2012 was largely related to the ILR also discussed in Note 11, which enhanced cash from operations by approximately $2,500,000 after considering the deduction for auxiliary costs.

As a general trend, the Company tends to deplete cash early in the year, as significant payments are typically made for accrued promotional incentives, incentive compensation, and taxes.  Cash has then historically shown a tendency to be restored and accumulated during the latter portion of the year.

Investing Activities

Cash used in investing activities during 2013 and 2012 was $487,000 and $130,000, respectively, all related to capital expenditures for both periods.  During 2013, the Company added machinery and leasehold improvements to the new facility in Exton, which has required a greater outlay of cash than in the previous year.

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

Regarding any known material commitments for capital expenditures, as previously touched upon, the Company did expend additional funds this year related to the expansion of our current manufacturing capabilities, which included opening another manufacturing facility located adjacent to the existing main manufacturing facility in Exton, PA.  Most of that work is however now complete, and there are currently no significant projects planned for the coming year.

Financing Activities

At December 31, 2012, the line of credit balance was $324,000. During the first quarter of 2013, the Company paid off the line of credit balance, and therefore had no outstanding borrowings on its line of credit as of December 31, 2013.  Financing activities also include dividends of $4,289,000 and $10,092,000 during 2013 and 2012, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

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

ASU 2013-11, “Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force).  Per this ASU, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows.  To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The adoption of this guidance is not expected to have a material effect on the Company’s financial statements.

Off-Balance Sheet Obligations or Arrangements

The Company has off-balance sheet obligations or arrangements at December 31, 2013 that relate to purchase commitments for the following year, and also operating lease obligations, which in total equal $16,620,000.  The total amount of these obligations at December 31, 2012 was $14,798,000.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Omega Flex, Inc.

We have audited the accompanying consolidated balance sheets of Omega Flex, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omega Flex, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Blue Bell, Pennsylvania

March 14, 2014

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

(Dollars in Thousands)

	2013	2012

ASSETS
Current Assets:
Cash and Cash Equivalents	$ 8,257	$ 939
Accounts Receivable - less allowances of
$729 and $653, respectively	12,968	12,134
Inventories-Net	6,728	7,128
Deferred Taxes	871	750
Other Current Assets	1,359	1,503

Total Current Assets	30,183	22,454

Property and Equipment - Net	4,762	4,824
Goodwill-Net	3,526	3,526
Other Long Term Assets	1,603	1,865

Total Assets	$ 40,074	$ 32,669

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 1,793	$ 2,737
Line of Credit	-	324
Accrued Compensation	3,114	349
Accrued Commissions and Sales Incentives	3,934	3,671
Taxes Payable	134	235
Other Liabilities	3,575	4,214

Total Current Liabilities	12,550	11,530

Deferred Taxes	1,032	614
Other Long Term Liabilities	861	783

Total Liabilities	14,443	12,927

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 Share: authorized 20,000,000 Shares: 10,153,633 shares issued and 10,091,822 outstanding at both December 31, 2013 and 2012	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	10,808	10,808
Retained Earnings	14,929	9,181
Accumulated Other Comprehensive Loss	(329)	(410)
Total Omega Flex, Inc. Shareholders’ Equity	25,509	19,680
Noncontrolling Interest	122	62

Total Shareholders’ Equity	25,631	19,742

Total Liabilities and Shareholders’ Equity	$ 40,074	$ 32,669

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,

	2013	2012
	(Amounts in thousands, except earnings per common share)

Net Sales	$ 77,122	$ 64,016

Cost of Goods Sold	35,229	31,086

Gross Profit	41,893	32,930

Selling Expense	12,954	12,256
General and Administrative Expense	11,133	12,030
Insurance Legal Recovery	---	(4,700)
Engineering Expense	2,758	2,597

Operating Profit	15,048	10,747

Interest Income (Expense) - Net	9	25
Other Income (Expense) - Net	(74)	93

Income Before Income Taxes	14,983	10,865

Income Tax Provision	4,891	4,046

Net Income	10,092	6,819

Less: Net (Income) Loss – Noncontrolling Interest	(55)	57

Net Income attributable to Omega Flex, Inc.	$ 10,037	$ 6,876

Basic and Diluted Earnings per Common Share	$ 0.99	$ 0.68

Basic and Diluted Weighted Average Shares Outstanding	10,092	10,092

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31,

	2013	2012
	(Amounts in Thousands)

Net Income	$ 10,092	$ 6,819

Other Comprehensive Income, Net of Tax:
Foreign Currency Translation Adjustment, Net of Taxes	86	98
Other Comprehensive Income	86	98

Comprehensive Income	10,178	6,917

Less: Comprehensive (Income) Loss Attributable to the Noncontrolling Interest, Net of Taxes	(60)	51

Total Other Comprehensive Income	$ 10,118	$ 6,968

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2013 and 2012

(Dollars in Thousands)

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
Balance - December 31, 2011	10,091,822	$ 102	($1)	$ 10,808	$ 12,397	($502)	$ 113	$ 22,917

Net Income (Loss)					6,876		(57)	6,819
Cumulative Translation Adjustment						92	6	98

Dividends Paid					(10,092)			(10,092)

Balance - December 31, 2012	10,091,822	$ 102	($1)	$ 10,808	$ 9,181	($410)	$ 62	$ 19,742

Net Income					10,037		55	10,092
Cumulative Translation Adjustment						81	5	86

Dividends Paid					(4,289)			(4,289)

Balance - December 31, 2013	10,091,822	$ 102	($1)	$ 10,808	$ 14,929	($329)	$ 122	$ 25,631

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

 OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

	2013	2012
	(Dollars in Thousands)

Cash Flows from Operating Activities:
Net Income	$ 10,092	$ 6,819
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Non-Cash Compensation Expense	312	72
Depreciation and Amortization	547	588
Provision for Losses on Accounts
Receivable, net of write-offs and recoveries	78	30
Deferred Taxes	297	(459)
Provision for Inventory Reserves	77	87
Changes in Assets and Liabilities:
Accounts Receivable	(876)	(3,045)
Inventories	331	(706)
Other Assets	405	(369)
Accounts Payable	(945)	1,703
Accrued Compensation	2,765	(1,125)
Accrued Commissions and Sales Incentives	264	1,570
Other Liabilities	(958)	2,133
Net Cash Provided by Operating Activities	12,389	7,298

Cash Flows from Investing Activities:
Capital Expenditures	(487)	(130)

Net Cash Used In Investing Activities	(487)	(130)

Cash Flows from Financing Activities:
Principal Borrowings (Repayments) on Line of Credit	(324)	324
Dividends Paid	(4,289)	(10,092)

Net Cash Used In Financing Activities	(4,613)	(9,768)

Net Increase (Decrease) in Cash and Cash Equivalents	7,289	(2,600)

Translation effect on cash	29	63
Cash and Cash Equivalents - Beginning of Year	939	3,476

Cash and Cash Equivalents - End of Year	$ 8,257	$ 939

Supplemental Disclosure of Cash Flow Information
Cash paid for Income Taxes	$ 4,725	$ 4,049

Cash paid for Interest	$ 3	$ --

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND CONSOLIDATION

Description of Business

The accompanying consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”).  The Company’s audited consolidated financial statements for the year ended December 31, 2013 and 2012 have been prepared in accordance with accounting standards set by the Financial Accounting Standards Board (FASB), and with the instructions of Form 10-K and Article 8 of Regulation S-X.  All material inter-company accounts and transactions have been eliminated in consolidation.

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

The Company manufactures flexible metal hose at its facilities in Exton, Pennsylvania with a minor amount of manufacturing performed in the United Kingdom, and sells its products through distributors, wholesalers and to original equipment manufacturers (“OEMs”) throughout North America, and in certain European markets.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents include investments in an institutional money market fund, which invests in U.S. Treasury bills, notes and bonds, and/or repurchase agreements, backed by such obligations.  Carrying value approximates fair value.  Cash and cash equivalents are deposited at various area banks, which at times may exceed federally insured limits.  The Company monitors the viability of the banking institutions carrying its assets on a regular basis, and has the ability to transfer cash to various institutions during times of risk.  The Company has not experienced any losses related to these cash balances, and believes its credit risk to be minimal.

Inventories

Inventories are valued at the lower of cost or market.  The cost of inventories is determined by the first-in, first-out (FIFO) method.  The Company generally considers inventory quantities beyond two-years usage, measured on a historical usage basis, to be excess inventory and reduces the carrying value of inventory accordingly.

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

Goodwill

In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test as of December 31, 2013 and 2012.  These tests did not indicate any impairment of goodwill during either period, and there were no circumstances that would indicate otherwise.

Product Liability Reserves

Product liability reserves represent the estimated unpaid amounts under the Company’s insurance policies with respect to existing claims.  The Company uses the most current available data to estimate claims.  As explained more fully under Contingencies (see Note 11), for various product liability claims covered under the Company’s general liability insurance policies, the Company must pay certain defense costs within its deductible or self-insured retention limits, ranging primarily from $25,000 to $250,000 per claim, depending on the terms of the policy in the applicable policy year, up to an aggregate amount.  The Company is vigorously defending against all known claims.

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

Advertising Expense

Advertising costs are charged to operations as incurred and are included in selling expenses in the accompanying consolidated financial statements.  Such charges aggregated $673,000 and $1,017,000, for the years ended December 31, 2013, and 2012, respectively.

Research and Development Expense

Research and development expenses are charged to operations as incurred. Such charges aggregated $720,000, and $807,000, for the years ended December 31, 2013 and 2012, respectively and are included in engineering expense in the accompanying consolidated statements of operations.

Shipping Costs

Shipping costs are included in selling expense on the consolidated statements of operations. The expense relating to shipping was $2,016,000 and $1,715,000 for the years ended December 31, 2013 and 2012, respectively.

Provision for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance.  The Company determines the allowance based on any known collection issues, historical experience, and other currently available evidence.  The reserve for future credits, discounts, and doubtful accounts was $729,000 and $653,000 as of December 31, 2013 and 2012, respectively.  In regards to identifying uncollectible accounts, the Company reviews an aging report on a consistent basis to determine past due accounts, and utilizes a well established credit rating agency.  The Company charges off those accounts that are deemed uncollectible once all collection efforts have been exhausted.

Earnings per Common Share

Basic earnings per share have been computed using the weighted-average number of common shares outstanding.  For the periods presented, there are no dilutive securities.  Consequently, basic and dilutive earnings per share are the same.

Currency Translation

Assets and liabilities denominated in foreign currencies, most of which relate to our United Kingdom subsidiary whose functional currency is British pound sterling, are translated into U.S. dollars at exchange rates prevailing on the balance sheet dates.  The statements of operations are translated into U.S. dollars at average exchange rates.  Adjustments resulting from the translation of financial statements are excluded from the determination of income and are accumulated in a separate component of shareholders’ equity.  For the years ended December 31, 2013 and 2012, exchange gains and losses resulting from foreign currency transactions were not significant and are included in the statements of operations (other income (expense)) in the period in which they occur.

Income Taxes

The Company accounts for tax liabilities in accordance with the FASB ASC Topic 740, Income Taxes.  Under this method the Company recorded tax expense, related deferred taxes and tax benefits, and uncertainties in tax positions.

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

The Company follows the provisions of ASC 740-10 relative to accounting for uncertainties in tax positions. These provisions provide guidance on the recognition, de-recognition and measurement of potential tax benefits associated with tax positions. The Company elected to recognize interest and penalties related to income tax matters as a component of the income tax provision in the consolidated statements of income. For additional information regarding ASC 740-10, see Note 8.

Other Comprehensive Income

For the years ended December 31, 2013 and 2012, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentration

One customer accounted for approximately 16% of sales in both 2013 and 2012.  That same customer accounted for 23% and 22% of Accounts Receivable at December 31, 2013 and 2012, respectively.  Also, during 2013 and 2012, approximately 90% of sales occurred in North America, with the remaining 10% portion scattered among other countries, but mostly pertaining to the United Kingdom.

Subsequent Events

The Company evaluates all events or transactions through the date of the related filing that may have a material impact on its consolidated financial statements.  Refer to Note 13 of the consolidated financial statements.

Recent Accounting Pronouncements

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

ASU 2013-11, “Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force).  Per this ASU, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows.  To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The adoption of this guidance is not expected to have a material effect on the Company’s financial statements.

3. INVENTORIES

Inventories, net of reserves of $1,094,000 and $1,017,000, respectively, consisted of the following at December 31:

	2013	2012
	(in thousands)

Finished Goods	$ 4,839	$ 5,598
Raw Materials	1,889	1,530

Total Inventory-Net	$ 6,728	$ 7,128

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2013	2012	Depreciation and Amortization Est. Useful Lives
	(in thousands)

Land	$ 538	$ 538
Buildings	4,141	4,141	39 Years
Leasehold Improvements	363	220	3-10 Years (Lesser of Life or Lease)
Equipment	9,168	8,801	3-10 Years
	14,210	13,700
Accumulated Depreciation	(9,448)	(8,876)
	$ 4,762	$ 4,824

The above amounts include approximately $36,000 of equipment at December 31, 2013 and $60,000 at December 31, 2012 that had not yet been placed in service by the Company, and therefore no depreciation was recorded in the related periods for those assets. Depreciation and amortization expense was approximately $547,000 and $588,000 for the years ended December 31, 2013 and 2012, respectively.

5. LINE OF CREDIT

On December 30, 2010, the Company agreed to a new Revolving Line of Credit Note and Loan Agreement with Santander Bank, formerly Sovereign Bank, NA (“Sovereign”).  The Company established a line of credit facility in the maximum amount of $10,000,000, maturing on December 31, 2014, with funds available for working capital purposes and other cash needs.  The loan is collateralized by all of the Company’s tangible and intangible assets.  The loan agreement provides for the payment of any borrowings under the agreement at an interest rate range of either LIBOR plus 1.75% to plus 2.75% (for borrowings with a fixed term of 30, 60, or 90 days), or, Prime less 0.50% to plus 0.50% (for borrowings with no fixed term other than the December 31, 2014 maturity date), depending upon the Company’s then existing financial ratios.  At December 31, 2013, the Company’s ratio would allow for the most favorable rate under the agreement’s range, which would be a rate of approximately 2.00% (LIBOR plus 1.75%).  The Company is required to pay an annual commitment fee for the access to the funds, and is also obligated to pay a “Line Fee” ranging from 17.5 to 35.0 basis points of the average unused balance on a quarterly basis, depending again upon the Company’s then existing financial ratios.  The Company may terminate the line at any time during the four year term, as long as there are no amounts outstanding.

As of December 31, 2013, the Company had no outstanding borrowings on its line of credit, but at December 31, 2012, the Company owed $324,000, as it was paid off in full during the first quarter of 2013.

As of December 31, 2013 and 2012, the Company was in compliance with all debt covenants.

6. SHAREHOLDERS’ EQUITY

As of December 31, 2013 and December 31, 2012, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share.  At both dates, the number of shares issued was 10,153,633, and the total number of outstanding shares was 10,091,822, with the 61,811 variance representing shares held in Treasury.

On December 9, 2013, the Board declared a special dividend of $.425 per share to all Shareholders of record as of December 19, 2013, and payable on or before January 2, 2014. The Company paid its transfer agent $4,289,000 on December 31, 2013, and the transfer agent paid the shareholder’s on January 2, 2014.

On November 15, 2012, the Board declared a special dividend of $1.00 per share to all Shareholders of record as of November 30, 2012, which was paid on December 14, 2012, in the amount of $10,092,000.

On April 4, 2012, the Company’s Board of Directors authorized an extension of its stock repurchase program for an additional two years, up to a maximum amount of $1,000,000.  The original program established in December of 2007 authorized the purchase of up to $5,000,000 of its common stock.  The purchases may be made from time-to-time in the open market or in privately negotiated transactions, depending on market and business conditions.  The Board retained the right to cancel, extend, or expand the share buyback program, at any time and from time-to-time.  Since inception, the Company has purchased a total of 61,811 shares for approximately $932,000, or approximately $15 per share.  The Company did not make any stock repurchases during 2013 or 2012.

7.  NONCONTROLLING INTERESTS

The Company owns 100% of all subsidiaries, except for its UK subsidiary Omega Flex, Limited, of which it owns 95%.  A noncontrolling interest owns the other 5%, and held a book value of $62,000 at December 31, 2012.  The total equity of the Company including the non-controlling interest was $19,742,000 at December 31, 2012.

For the twelve months ended December 31, 2013, the operations of Omega Flex, Limited generated a profit of $1,105,000.  The noncontrolling interest’s portion of the profit was $55,000.

The noncontrolling interest must also recognize its share of any currency translation adjustment, since the subsidiary’s functional currency is British Pounds, and the local books are translated into US Dollars for consolidation purposes.  The noncontrolling interest’s share of foreign currency translation income was $5,000 for the year ended December 31, 2013.

At December 31, 2013, after considering the income and foreign currency translation components described above, the balance of the noncontrolling interest was $122,000.

8. INCOME TAXES

Income tax expense consisted of the following:

	2013	2012
	(in thousands)
Federal Income Tax:
Current	$ 4,273	$ 4,020
Deferred	(39)	(101)

State Income Tax:
Current	329	472
Deferred	(2)	(16)

Foreign Income Tax:
Current	--	--

Deferred	330	(329)
Income Tax Expense	$ 4,891	$ 4,046

Pre-tax income included foreign income/(losses) of $1,375,000 and ($1,531,000) in 2013 and 2012, respectively.

Total income tax expense differed from statutory income tax expense, computed by applying the U.S. federal income tax rate of 34% to earnings before income tax, as follows:

	2013	2012
	(in thousands)
Computed Statutory Income Tax Expense	$ 5,075	$ 3,693
State Income Tax, Net of Federal Tax Benefit	220	296
Foreign Tax Rate Differential	(149)	168
Manufacturing Deduction	(299)	(180)
Reduction in Tax Uncertainties	(19)	(16)
Other - Net	63	85
Income Tax Expense	$ 4,891	$ 4,046

A deferred income tax (expense) benefit results from temporary timing differences in the recognition of income and expense for income tax and financial reporting purposes.  The components of and changes in the net deferred tax assets (liabilities) which give rise to this deferred income tax (expense) benefit for the years ended December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
	(in thousands)
Deferred Tax Assets:
Compensation Assets	$ 117	$ 109
Inventory Valuation	516	491
Accounts Receivable Valuation	267	232
Deferred Litigation Costs	57	62
Foreign Net Operating Losses	154	509
Other	335	290
Compensation Liabilities	347	287
Total Deferred Assets	$ 1,793	$ 1,980

Deferred Tax Liabilities:
Prepaid Expenses	(386)	(399)
Depreciation and Amortization	(1,568)	(1,445)
Total Deferred Liabilities	($1,954)	($1,844)

Total Deferred Tax Asset (Liability)	($161)	$136

Management believes it is more likely than not that the Company will have sufficient taxable income when these timing differences reverse and that the deferred tax assets will be realized and, accordingly, no valuation allowance is deemed necessary.

The Company is currently subject to audit by the Internal Revenue Service for the calendar years ended 2012, 2011 and 2010.  The Company and its Subsidiaries state income tax returns are subject to audit for the calendar years ended 2009 through 2012.

As of December 31, 2012, the Company had provided a liability of $119,000 for unrecognized tax benefits related to various federal and state income tax matters, which is included in Other Long Term Liabilities.  Of this amount, the amount that would impact the Company’s effective tax rate, if recognized, was $85,000.  The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by the federal tax benefit of state income tax items of $34,000.  The reserve at December 31, 2013 was $100,000, the most of which impacts the effective tax rate.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year:

	2013	2012

Beginning Unrecognized Tax Benefits –	$ 119	$ 135
Current Year – Increases	---	---
Current Year – Decreases	---	---
Current Year – Interest/Penalties	5	6
Expired Statutes	(24)	(22)
Ending Unrecognized Tax Benefits –	$ 100	$ 119

9. LEASES

In the United Kingdom, the Company leases a facility in Banbury, England for approximately $20,000 per month, which serves sales, warehousing and operational functions.  The lease in Banbury was effective April 1, 2006 and has a 15-year term ending in March 2021.  There is an option to terminate the lease in December of 2017.  Termination in 2017 requires a penalty of 2 months rentals, or approximately $40,000.  The Company’s current intention is to utilize the facility for the 15 years.

In the United States, the Company owns its main operating facility located at 451 Creamery Way in Exton, PA, but in March 2013, the Company decided to lease additional space in Exton to ensure that all growth potential was not inhibited.  This new facility, located at 427 Creamery Way in Exton, PA costs approximately $10,000 per month, and is under contract for a 5-year term.  Additionally, the Company leased office space during 2013 and 2012 in Middletown, CT for approximately $9,000 a month.

In addition to property rentals, the Company also leases several automobiles, which are included in the rent expense and in the operating lease details below.

Rent expense for operating leases was approximately $435,000 and $325,000 for the years ended December 31, 2013, and 2012, respectively.

Future minimum lease payments under non-cancelable leases as of December 31, 2013 is as follows:

Year Ending December 31,	Operating Leases
(in thousands)

2014	$ 531
2015	506
2016	479
2017	406
2018	249
Thereafter	538

Total Minimum Lease Payments	$ 2,709

10. EMPLOYEE BENEFIT PLANS

Defined Contribution and 401(K) Plans

The Company maintains a qualified non-contributory profit-sharing plan (the “Plan”) covering all eligible employees.  There were $263,000 and $261,000 of contributions made to the Plan in 2013 and 2012 respectively, which were charged to expense.

Contributions to the Plan are defined as three percent (3%) of gross wages up to the current Old Age, Survivors, and Disability (OASDI) limit and six percent (6%) of the excess over the OASDI limit, subject to the maximum allowed under the Employee Retirement Income Security Act (ERISA).  Participants vest over six years.

The Company also maintains a savings & retirement plan qualified under Internal Revenue Code Section 401(k) for all employees.  Employees are eligible to participate in the Plan the first day of the month following date of hire.  Participants may elect to have up to fifty percent (50%) of their compensation withheld, up to the maximum allowed by the Internal Revenue Code.  After completing (1) year of service, the Company contributes an additional amount equal to 25% of all employee contributions, up to a maximum of 6% of an employee’s gross wages.  Contributions are funded on a current basis.  Contributions to the Plan charged to expense for the years ended December 31, 2013 and 2012 were $80,000 and $77,000, respectively.  The participant’s Company contribution vests ratably over six years.  There were no significant changes made to the Plan during 2013 or 2012.

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

The Company has salary continuation agreements with one current employee, and one former employee who retired at the end of 2010.  These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death.  The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65.  The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination.  The net present value of the retirement payments associated with these agreements is $451,000 at December 31, 2013, of which $439,000 is included in Other Long Term Liabilities, and the remaining current portion of $12,000 is included in Other Liabilities, associated with the retired employee previously noted who is now receiving benefit payments.  The December 31, 2012 liability of $481,000, had $469,000 reported in Other Long Term Liabilities, and a current portion of $12,000 in Other Liabilities.

The Company has obtained and is the beneficiary of three whole life insurance policies with respect to the two employees discussed above, and one other employee policy.  The cash surrender value of such policies (included in Other Long Term Assets) amounts to $962,000 at December 31, 2013 and $838,000 at December 31, 2012.

As disclosed in detail in Note 9, under the caption “Leases”, the Company has several lease obligations in place that will be paid out over time.  Most notably, the Company has a lease for the manufacturing facility in Banbury, England, and also the new building lease in Exton, Pennsylvania near the current main operating facility, which provides additional manufacturing, warehousing and distribution space.

Contingencies:

The Company’s general liability insurance policies are subject to deductibles or retentions, ranging primarily from $25,000 to $250,000 per claim, (depending on the terms of the policy and the applicable policy year) up to an aggregate amount.  The Company is insured on a ‘first dollar’ basis for workers’ compensation subject to statutory limits.  In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”).  There has been an increase in the number of those Claims over the past few years relating primarily to product liability, most notably since 2010 when the Company took its first lightning related case to trial in Pennsylvania as described below.  However, the current year rate of Claims was lower than the previous year, although many of the new claims are associated with higher deductable or retention programs, and thus the overall cash expenditure has remained similar between 2013 and 2012.  The Company does not believe that the Claims have legal merit, and is therefore vigorously defending against those Claims.  In 2013, the Company won two of the Claims at two separate trials, both of which were held in U.S. District Court; one in St. Louis, Missouri and the other in Bridgeport, Connecticut.  In both cases, the jury unanimously found that the Company was not negligent in designing its TracPipe® product, and that the TracPipe® product was not defective or unreasonably dangerous.  In 2010, the Company took another one of the Claims to trial in Pennsylvania, and the jury returned a verdict that the Company was not negligent in designing and selling the TracPipe product, but that under the unique law in Pennsylvania for strict liability, the product lacked “any element” necessary to make it safe for its intended use.  The Company has appealed that portion of the verdict, and the Supreme Court of Pennsylvania heard oral arguments on that case with the focus on whether the product liability law in Pennsylvania should be revised.  A decision is expected in the first half of 2014.

The Company has in place commercial general liability insurance policies that cover the Claims, as noted above, including those alleging damages as a result of product defects.  Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $250,000, depending upon the insurance deductible in place for the respective claim year.  The aggregate maximum exposure for all current open claims is estimated not to exceed approximately $3,400,000, which represents the defense costs and any settlements or adverse verdicts incurred over time within the insurance policy deductibles or retentions.  It is possible that the results of operations or liquidity and capital resources of the Company could be adversely affected by the ultimate outcome of the pending litigation as a result of the costs of contesting such lawsuits, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered and outstanding settlements for existing claims. The liabilities recorded on the Company’s books at December 31, 2013 and December 31, 2012 were $686,000 and $537,000, respectively, and are included in Other Liabilities.

Finally, two putative class action cases have been filed against the company; one in U.S. District Court for the Middle District of Florida titled Hall v. Omega Flex, Inc. and one in U.S. District Court for the Southern District of Ohio titled Schoelwer v. Omega Flex, Inc.  In both cases, the lead plaintiffs claimed that they are exposed to an increased likelihood of harm if one of the plaintiffs’ houses that contain TracPipe CSST is struck by lightning, that could damage the CSST causing a release of fuel gas in the house and causing a fire.  However, none of the lead plaintiffs have suffered any actual harm.  In January 2014, the judge in the Hall case granted the Company’s motion to dismiss all of the plaintiff’s claims due primarily to a lack of jurisdiction because there is no actual case or controversy posed by these claims.  The plaintiff in Schoelwer voluntarily dismissed her claims in January 2014.

In 2007, the Company instituted a legal complaint against a former insurer, seeking reimbursement of amounts paid in defense of a class action litigation, as well as supplementary payments made in connection with the class action.  In March of 2012, the Company and the insurer settled the litigation for $4,700,000, with receipt of the cash occurring during that same month.  For clarity regarding this item, it is defined as the “Insurance Legal Recovery or ILR” on the accompanying consolidated statement of operations for the year ended December 31, 2012.

In February of 2012, the Company was made aware of a fraud perpetrated by an outside party involving insurance related premiums that the Company had prepaid for umbrella coverage. The assets are currently secured by a governmental agency who is investigating the case, and being held in a custodial account.  The value of the assets amount to $227,000 at December 31, 2013, and are included in Other Long Term Assets.  It is possible that not all of those funds will be returned to the Company, or the Company may need to incur additional costs to procure collection, but the outcome is currently not known or able to be estimated.  The Company is currently pursing all avenues in an effort to bring closure to the event, reclaim the assets, and has since replaced the aforementioned insurance coverage.

As disclosed in Note 13, Subsequent Events, in the Company’s December 31, 2012 Form 10-K, our subsidiary, Omega Flex Limited (“OFL”), had been sued regarding the installation of TracPipe product in an apartment complex in England.  In March of 2013, OFL settled that case by entering into a settlement agreement and making a one-time payment of £800,000 to resolve all claims associated with the project.  The Company recorded approximately $1,300,000 in Other Liabilities at December 31, 2012 to reflect the event.  The amount was paid in full in March 2013, and therefore there is no liability relating to this at December 31, 2013.

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

Grants of Phantom Stock Units.  As of December 31, 2012, the Company had 16,790 unvested units outstanding, all of which were granted at Full Value.  On April 3, 2013, the Company granted an additional 8,700 Full Value Units with a fair value of $12.59 per unit on grant date. In all cases, the grant price was equal to the closing price of the Company’s common stock at the grant date. In March 2013, the Company paid $154,000 for the 8,645 fully vested and matured units that were granted on February 20, 2009.  As of December 31, 2013, the Company had 17,193 unvested units outstanding.

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

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience.  Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense as of December 31, 2013.

The total Phantom Stock related liability as of December 31, 2013 was $499,000 of which $176,000 is included in other liabilities, as it is expected to be paid in March 2014, and the balance of $323,000 is included in other long term liabilities.

In accordance with FASB ASC Topic 718 Stock Compensation, the Company recorded compensation expense of approximately $312,000 and $72,000 related to the Phantom Stock Plan for each of the years ended December 31, 2013 and 2012, respectively.

The following table summarizes information about the Company’s nonvested phantom stock Units at December 31, 2013:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2012	16,790	$ 12.14
Granted	8,700	$ 12.59
Vested	(8,297)	$ 11.05
Forfeited	(---)	$ ---
Canceled	(---)	$ ---

Nonvested at December 31, 2013	17,193	$ 12.89

Phantom Stock Unit Awards Expected to Vest	17,193	$ 12.89

 The total unrecognized compensation cost calculated at December 31, 2013 was $193,000 which will be recognized through April of 2016.  The Company will recognize the related expense over the weighted average period of 1.19 years.

13.

SUBSEQUENT EVENTS

The Company is not currently aware of any subsequent event that would require disclosure or any adjustment to the consolidated financial statements as stated at December 31, 2013.

Item 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

Item 9A – CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.

We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended as of December 31, 2013, the end of the period covered by this report on Form 10K.  Based on this evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective as of December 31, 2013.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, issued in 1992.

Based on its evaluation, our management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

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

(d)  Changes in Internal Control over Financial Reporting.

There were no changes on our internal control over financial reporting during the most recent quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B – OTHER INFORMATION

All matters required to be disclosed on Form 8-K during our fiscal 2013 fourth quarter have been previously disclosed on a Form 8-K filed with the Securities and Exchange Commission.

PART III

With respect to items 10 through 14, the Company will file with the Securities and Exchange Commission, within 120 days of the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14A.

Item 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors of the Company will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 10, 2014, under the caption “Current Directors and Nominees for Election – Background Information”, and to the extent required and except as set forth therein, is incorporated herein by reference.

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

Item 11 - EXECUTIVE COMPENSATION

Information regarding executive compensation will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 10, 2014, and under the caption “Executive Compensation” to the extent required and except as set forth therein, is incorporated herein by reference.

The report of the Compensation Committee of the Board of Directors of the Company shall not be deemed incorporated by reference by any general statement incorporating by reference the proxy statement into any filing under the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under such Act.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management as well as information regarding equity compensation plans and individual equity contracts or arrangements will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held on June 10, 2014, under the caption “Security Ownership of Certain Beneficial Owners and Management”, and to the extent required and except as set forth therein, is incorporated herein by reference.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held on June 10, 2014, under the caption “Certain Relationships and Related Transactions” and to the extent required and except as set forth therein, is incorporated herein by reference.

Item 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding financial accounting fees and services will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held on June 10, 2014, under the caption “Principal Accounting Fees and Services”, and to the extent required, and except as set forth therein, is incorporated herein by reference.

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

Exhibit No.	Description	Reference Key
**********	**********	**********
3.1	Articles of Incorporation of Omega Flex, Inc., as amended	(A)

3.2	Amended and Restated By-laws of Omega Flex, Inc.	(A)

10.1	Indemnity and Insurance Matters Agreement dated July 29, 2005 between Omega Flex, Inc. and Mestek, Inc.	(A)

10.2	Form of Indemnification Agreements entered into between Omega Flex, Inc. and its Directors and Officers and the Directors of its wholly-owned subsidiaries.	(A)

10.3	Schedule of Directors/Officers with Indemnification Agreement	(A)

10.4	Employment Agreement dated December 15, 2008 between Omega Flex, Inc. and Kevin R. Hoben	(C)

10.5	Employment Agreement dated December 15, 2008 between Omega Flex, Inc. and Mark F. Albino	(C)

10.6	Amended and Restated Committed Revolving Line of Credit Note dated December 30, 2010 by Omega Flex, Inc. to Sovereign Bank, N.A. in the principal amount of $10,000,000.	(F)

10.7	Loan and Security Agreement dated December 17, 2009 between Omega Flex, Inc. and Sovereign Bank, N.A.	(E)

10.8	First Amendment dated December 30, 2010 to the Loan and Security Agreement between Omega Flex, Inc. and Sovereign Bank, N.A	(F)

10.9	Executive Salary Continuation Agreement	(B)

10.10	Phantom Stock Plan dated December 11, 2006.	(D)

10.11	First Amendment to the Omega Flex, Inc. 2006 Phantom Stock Plan	(E)

10.12	Form of Phantom Stock Agreement entered into between Omega Flex, Inc. and its directors, officers and employees, except as set forth in the attached schedule.	(D)

10.13	Schedule of Phantom Stock Agreements between Omega Flex, Inc. and its directors and executive officers.

10.14	Omega Flex Limited Settlement Agreement dated March 15, 2013	(G)

14.1	Code of Business Ethics	(A)

21.1	List of Subsidiaries	(A)

23.1	Consent of McGladrey LLP

31.1	CEO Certification

31.2	CFO Certification

32.1	906 CEO and CFO Certifications

99.1	Information Statement	(A)

99.2	Corporate Governance Guidelines	(A)

Reference Key

(A)	Filed as an Exhibit to the Registration Statement on Form 10-12G filed on June 22, 2005.

(B)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 31, 2006.

(C)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 18, 2009.

(D)	Filed as an Exhibit to the Annual Report on Form 10-K filed April 2, 2007.

(E)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 17, 2010.

(F)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 10, 2011.

(G)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 27, 2013.

Each management contract or compensatory plan or arrangement to be filed as an exhibit to this report pursuant to item 15 is listed in Exhibit numbers 10.1, 10.2, 10.4 and 10.5.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA FLEX, INC.

Date: March 12, 2014	By:	/S/ Kevin R. Hoben
Kevin R. Hoben, President and
Chief Executive Officer

Date: March 12, 2014	By:	/S/ Paul J. Kane
Paul J. Kane, Vice President Finance,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 12, 2014	By:	/S/ Mark F. Albino
Mark F. Albino, Director

Date: March 12, 2014	By:	/S/ David K. Evans
David K. Evans, Director

Date: March 12, 2014	By:	/S/ J. Nicholas Filler
J. Nicholas Filler, Director

Date: March 12, 2014	By:	/S/ Bruce C. Klink
Bruce C. Klink, Director

Date: March 12, 2014	By:	/S/ Stewart B. Reed
Stewart B. Reed, Director

Date: March 12, 2014	By:	/S/ Edward J. Trainor
Edward J. Trainor, Director