Form 10-Q
period 2014-03-31
Omega Flex, Inc.
filed 2014-05-09
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2014

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

The number of shares of the registrant’s common stock outstanding as of March 31, 2014 was 10,091,822.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2014

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1 – Financial Statements

Condensed consolidated balance sheets at March 31, 2014 (unaudited)
and December 31, 2013	3

Condensed consolidated statements of income for the
three-months ended March 31, 2014 and 2013 (unaudited)	4

Condensed consolidated statements of comprehensive income for the
three-months ended March 31, 2014 and 2013 (unaudited)	5

Condensed consolidated statements of cash flows for the
three-months ended March 31, 2014 and 2013 (unaudited)	6

Notes to the condensed consolidated financial statements (unaudited)	7

Item 2- Management's Discussion and Analysis of Financial Condition
and Results of Operations	18

Item 3 – Quantitative and Qualitative Information About Market Risks	26

Item 4 – Controls and Procedures	26

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	26

Item 4 – Submission of Matter to a Vote of the Security Holders	28

Item 6 - Exhibits	28

SIGNATURE	28

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)
	(Dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$ 6,899	$ 8,257
Accounts Receivable - less allowances of
$589 and $729, respectively	11,241	12,968
Inventories-Net	7,019	6,728
Deferred Taxes	766	871
Other Current Assets	989	1,359

Total Current Assets	26,914	30,183

Property and Equipment - Net	4,645	4,762
Goodwill-Net	3,526	3,526
Other Long Term Assets	1,540	1,603

Total Assets	$ 36,625	$ 40,074

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 1,356	$ 1,793
Accrued Compensation	818	3,114
Accrued Commissions and Sales Incentives	1,711	3,934
Taxes Payable	472	134
Other Liabilities	2,457	3,575

Total Current Liabilities	6,814	12,550

Deferred Taxes	1,192	1,032
Other Long Term Liabilities	750	861

Total Liabilities	8,756	14,443

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 Share: authorized 20,000,000 Shares: 10,153,633 shares issued and 10,091,822 outstanding at March 31, 2014 and December 31, 2013, respectively	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	10,808	10,808
Retained Earnings	17,124	14,929
Accumulated Other Comprehensive Loss	(315)	(329)
Total Omega Flex, Inc. Shareholders’ Equity	27,718	25,509
Noncontrolling Interest	151	122

Total Shareholders’ Equity	27,869	25,631

Total Liabilities and Shareholders’ Equity	$ 36,625	$ 40,074

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the three-months ended
	March 31,
	2014	2013
	(unaudited)
	(Amounts in Thousands)

Net Sales	$ 16,589	$ 16,382

Cost of Goods Sold	7,310	7,782

Gross Profit	9,279	8,600

Selling Expense	3,123	3,048
General and Administrative Expense	2,187	2,371
Engineering Expense	704	718

Operating Profit	3,265	2,463

Interest (Expense) Income	6	(1)
Other (Expense) Income	(8)	(84)

Income Before Income Taxes	3,263	2,378

Income Tax Expense	1,041	794

Net Income	2,222	1,584
Less: Net Income attributable to the Noncontrolling Interest, Net of Tax	(27)	(2)

Net Income attributable to Omega Flex, Inc.	$ 2,195	$ 1,582

Basic and Diluted Earnings per Common Share	$ 0.22	$ 0.16

Basic and Diluted Weighted-Average Shares Outstanding	10,092	10,092

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

 OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three-months ended
	March 31,
	2014	2013
	(unaudited)
	(Amounts in Thousands)

Net Income	$ 2,222	$ 1,584

Other Comprehensive Income, Net of Tax:
Foreign Currency Translation Adjustment, Net of Taxes	16	(57)
Other Comprehensive Income (Loss)	16	(57)

Comprehensive Income	2,238	1,527

Less: Comprehensive Income (Loss) Attributable to the Noncontrolling Interest, Net of Taxes	(28)	2

Total Other Comprehensive Income	$ 2,210	$ 1,529

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three-months ended
	March 31,
	2014	2013
	(unaudited)
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net Income	$ 2,222	$ 1,584
Adjustments to Reconcile Net Income to
Net Cash Provided By (Used In) Operating Activities:
Non-Cash Compensation Expense	85	126
Depreciation and Amortization	143	132
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	(140)	(80)
Changes in Assets and Liabilities:
Accounts Receivable	1,878	1,910
Inventory	(286)	(514)
Other Assets	534	277
Accounts Payable	(437)	(653)
Accrued Compensation	(2,296)	254
Accrued Commissions and Sales Incentives	(2,224)	(1,764)
Other Liabilities	(820)	(1,086)
Net Cash Provided by (Used In) Operating Activities	(1,341)	186

Cash Flows from Investing Activities:
Capital Expenditures	(25)	(92)
Net Cash Used in Investing Activities	(25)	(92)

Cash Flows from Financing Activities:
Principal Payments on Line of Credit	-	(324)
Net Cash Used in Financing Activities	-	(324)

Net Decrease in Cash and Cash Equivalents	(1,366)	(230)
Translation effect on cash	8	(51)
Cash and Cash Equivalents – Beginning of Period	8,257	939

Cash and Cash Equivalents – End of Period	$ 6,899	$ 658

Supplemental Disclosure of Cash Flow Information:

Cash paid for Income Taxes	$ 434	$ 364

Cash paid for Interest	$ 0	$ 1

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

 OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”).  The Company’s unaudited  condensed consolidated financial statements for the quarter ended March 31, 2014 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), and with the instructions of Form 10-Q and Article 10 of Regulation S-X.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K).  All material inter-company accounts and transactions have been eliminated in consolidation.  It is Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature or a description is provided for any adjustments that are not of a normal recurring nature.

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

Gross sales are reduced for all consideration paid to customers for whom no identifiable benefit is received by the Company.  This includes promotional incentives, which includes various programs including year-end rebates and discounts.  The amounts of certain incentives are known with reasonable certainty at the time of sale, while others are projected based upon the most reliable information available at the reporting date.

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

Goodwill

In accordance with Financial Accounting Standards Board (FASB) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2013.  This analysis did not indicate any impairment of goodwill.  There are no circumstances that indicate that Goodwill might be impaired at March 31, 2014.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period in which the rate is enacted.  A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain.  No valuation reserve was deemed necessary at March 31, 2014 or at December 31, 2013.  Also, in accordance with FASB ASC Topic 740 (formerly FIN 48), the Company had reserves on the books for uncertainties in tax positions of $105,000 at March 31, 2014, and $100,000 at December 31, 2013.  These reserves are reviewed each quarter.

Other Comprehensive Income

For the quarter ended March 31, 2014 and 2013, respectively, the sole component of Other Comprehensive Income was a foreign currency translation adjustment.

New Accounting Pronouncements

ASU 2013-11, “Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force).  Per this ASU, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows.  To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The adoption of this guidance did not have a material effect on the Company’s financial statements.

Concentrations

The Company has one significant customer who represents more than 10% of the Company’s Net Sales for the first three months of 2014 and 2013, and more than 10% of the Company’s Accounts Receivable balance at March 31, 2014 and December 31, 2013.  Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are discussed in detail in the Company’s December 31, 2013 Form 10-K, and there has been little change as of this quarterly report.

3. INVENTORIES

Inventories, net of reserves of $1,006,000 and $1,094,000, respectively, consisted of the following:

	March 31,	December 31,
	2014	2013
	(dollars in thousands)

Finished Goods	$ 5,098	$ 4,839
Raw Materials	1,921	1,889

Inventories - Net	$ 7,019	$ 6,728

4. LINE OF CREDIT

On December 30, 2010, the Company agreed to a new Revolving Line of Credit Note and Loan Agreement with Santander Bank, formerly Sovereign Bank, NA (“Sovereign”).  The Company established a line of credit facility in the maximum amount of $10,000,000, maturing on December 31, 2014, with funds available for working capital purposes and other cash needs.  The loan is collateralized by all of the Company’s tangible and intangible assets.  The loan agreement provides for the payment of any borrowings under the agreement at an interest rate range of either LIBOR plus 1.75% to plus 2.75% (for borrowings with a fixed term of 30, 60, or 90 days), or, Prime less 0.50% to plus 0.50% (for borrowings with no fixed term other than the December 31, 2014 maturity date), depending upon the Company’s then existing financial ratios.  At March 31, 2014, the Company’s ratio would allow for the most favorable rate under the agreement’s range, which would be a rate of 1.98% (LIBOR plus 1.75%).  The Company is required to pay an annual commitment fee for the access to the funds, and is also obligated to pay a “Line Fee” ranging from 17.5 to 35.0 basis points of the average unused balance on a quarterly basis, depending again upon the Company’s then existing financial ratios.  The Company may terminate the line at any time during the four year term, as long as there are no amounts outstanding.

As of March 31, 2014 and December 31, 2013, the Company had no outstanding balance withdrawn on the Line of Credit.

As of March 31, 2014 and December 31, 2013, the Company was in compliance with all debt covenants.

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

The Company has salary continuation agreements with one current employee, and one former employee who retired at the end of 2010.  These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death.  The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65.  The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination.  The net present value of the retirement payments associated with these agreements is $453,000 at March 31, 2014, of which $441,000 is included in Other Long Term Liabilities, and the remaining current portion of $12,000 is included in Other Liabilities, associated with the retired employee previously noted who is now receiving benefit payments.  The December 31, 2013 liability of $451,000, had $439,000 reported in Other Long Term Liabilities, and a current portion of $12,000 in Other Liabilities.

The Company has obtained and is the beneficiary of three whole life insurance policies with respect to the two employees discussed above, and one other employee policy.  The cash surrender value of such policies (included in Other Long Term Assets) amounts to $987,000 at March 31, 2014 and $962,000 at December 31, 2013.

As disclosed in the Company’s December 31, 2013 Form 10-K in Note 9, under the caption “Leases”, the Company has several lease obligations in place that will be paid out over time.  Most notably, the Company has a lease for the manufacturing facility in Banbury, England, and also the new building lease in Exton, Pennsylvania near the current main operating facility, which provides additional manufacturing, warehousing and distribution space.

Contingencies:

The Company’s general liability insurance policies are subject to deductibles or retentions, ranging primarily from $25,000 to $250,000 per claim, (depending on the terms of the policy and the applicable policy year) up to an aggregate amount.  The Company is insured on a ‘first dollar’ basis for workers’ compensation subject to statutory limits.  In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”).  Compared to the Company’s experience prior to 2010, when the Company took its first lightning related case to trial in Pennsylvania as detailed below, there has been an increase in the number of those Claims relating primarily to product liability.  Although the pace of new Claims has slowed during 2014, many of the new Claims are associated with higher deductable or retention programs.  The Company does not believe that the Claims have legal merit, and is therefore vigorously defending against those Claims.  In 2013, the Company won two of the Claims at two separate trials, both of which were held in U.S. District Court; one in St. Louis, Missouri and the other in Bridgeport, Connecticut.  In both cases, the jury unanimously found that the Company was not negligent in designing its TracPipe® product, and that the TracPipe® product was not defective or unreasonably dangerous.  In 2010, the Company took its first Claim to trial in Pennsylvania, and the jury returned a verdict that the Company was not negligent in designing and selling the TracPipe product, but that under the unique law in Pennsylvania for strict liability, the product lacked “any element” necessary to make it safe for its intended use.  The Company has appealed that portion of the verdict, and the Supreme Court of Pennsylvania heard oral arguments on that case with the focus on whether the product liability law in Pennsylvania should be revised.  A decision is expected in 2014.

The Company has in place commercial general liability insurance policies that cover the Claims, as noted above, including those alleging damages as a result of product defects.  Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $250,000, depending upon the insurance deductible or retention in place for the respective claim year.  The aggregate maximum exposure for all current open Claims is estimated to not exceed approximately $4,000,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions.  It is possible that the results of operations or liquidity of the Company, as well as the

Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered and outstanding settlements for existing claims. The liabilities recorded on the Company’s books at March 31, 2014 and December 31, 2013 were $488,000 and $686,000, respectively, and are included in Other Liabilities.

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

In February of 2012, the Company was made aware of a fraud perpetrated by an outside party involving insurance related premiums that the Company had prepaid for umbrella coverage. The assets are currently secured by a governmental agency who investigated the case, held in a custodial account.  As of May of 2014, utilizing the secured funds, the court has ordered restitution to all victims including Omegaflex.  It is not clear however at this point what amount will eventually be received by the Company.  The value of the assets on the books amount to $213,000 at March 31, 2014, and $227,000 at December 31, 2013, and are included in Other Long Term Assets.  It is possible that not all of those funds will be returned to the Company, or the Company may need to incur additional costs to procure collection.  The Company is currently pursing all avenues in an effort to bring closure to the event, reclaim the assets, and has since replaced the aforementioned insurance coverage.

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

Grants of Phantom Stock Units.  As of December 31, 2013, the Company had 17,193 unvested units outstanding, all of which were granted at Full Value.  On February 19, 2014, the Company granted an additional 10,460 Full Value Units with a fair value of $17.72 per unit on grant date, using historical volatility. In March 2014, the Company paid $199,000 for the 8,100 fully vested and matured units that were granted on March 3, 2010, including their respective earned dividend values.  As of March 31, 2014, the Company had 22,056 unvested units outstanding.

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

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience.  Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense as of March 31, 2014.

The total Phantom Stock related liability as of March 31, 2014 was $385,000 of which $181,000 is included in other liabilities, as it is expected to be paid in March 2015, and the balance of $204,000 is included in other long term liabilities.

In accordance with FASB ASC Topic 718, Stock Compensation, the Company recorded compensation expense of approximately $85,000 and $126,000 related to the Phantom Stock Plan for the three months ended March 31, 2014 and 2013, respectively.

The following table summarizes information about the Company’s nonvested phantom stock Units at March 31, 2014:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2013	17,193	$ 12.89
Granted	10,460	$ 17.72
Vested	(5,597)	$ 12.56
Forfeited	(---)	---
Canceled	(---)	---

Nonvested at March 31, 2014	22,056	$ 15.27

Phantom Stock Unit Awards Expected to Vest	22,056	$ 15.27

 The total unrecognized compensation costs calculated at March 31, 2014 are $359,000 which will be recognized through March of 2017.  The Company will recognize the related expense over the weighted average period of 1.98 years.

7.  NONCONTROLLING INTERESTS

The Company owns 100% of all subsidiaries, except for its UK subsidiary Omega Flex, Limited, of which it owns 95%.  A noncontrolling interest owns the other 5%, and held a value of $122,000 at December 31, 2013.  The total equity of the Company including the non-controlling interest was $25,631,000 at December 31, 2013.

For the three months ended March 31, 2014, the operations of Omega Flex, Limited had income of $550,000.  The noncontrolling interest’s portion of the income was $27,000.

The noncontrolling interest must also recognize its share of any currency translation adjustment, since the subsidiary’s functional currency is British Pounds, and the local books are translated into US Dollars for consolidation purposes.  The noncontrolling interest’s share of foreign currency translation gain was $1,000 as of March 31, 2014.

At March 31, 2014, after considering the income and foreign currency translation components described above, the balance of the noncontrolling interest was $151,000.

8. SHAREHOLDERS’ EQUITY

As of March 31, 2014 and December 31, 2013, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share.  For both periods, the number of shares issued was 10,153,633, and the total number of outstanding shares was 10,091,822, with the 61,811 variance representing shares held in Treasury.

On April 4, 2014, the Company’s Board of Directors authorized an extension of its stock repurchase program without expiration, up to a maximum amount of $1,000,000.  The original program established in December 2007 authorized the purchase of up to $5,000,000 of its common stock.  The purchases may be made from time-to-time in the open market or in privately negotiated transactions, depending on market and business conditions.  The Board retained the right to cancel, extend, or expand the share buyback program, at any time and from time-to-time.  Since inception, the Company has purchased a total of 61,811 shares for approximately $932,000, or approximately $15 per share.  The Company did not make any stock repurchases during the first three months of 2014, or during 2013.

9.

SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred through the date of this filing.  During this period, the Company did not have any material subsequent events that impacted its condensed consolidated financial statements that are not disclosed.

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

The Company’s business is managed as a single operating segment that consists of the manufacture and sale of flexible metal hose and accessories.  The Company’s products are concentrated in residential and commercial construction, and general industrial markets. The Company’s primary product, flexible gas piping, is used for gas piping within residential and commercial buildings.  Through its flexibility and ease of use with patented fittings distributed under the trademark AutoFlare®, AutoSnap®, TracPipe® and TracPipe® CounterStrike® flexible gas piping allows users to substantially cut the time required to install gas piping, as compared to traditional methods.  Most of the Company’s products are manufactured at the Company’s Exton, Pennsylvania facilities with a minor amount of manufacturing performed in the United Kingdom.  A majority of the Company’s sales across all industries are generated through independent outside sales organizations such as sales representatives, wholesalers and distributors, or a combination of both.  The Company has a broad distribution network in North America and to a lesser extent in other global markets.

CHANGES IN FINANCIAL CONDITION

The Company’s cash balance of $6,899,000 at March 31, 2014, decreased $1,358,000 (16.4%) from the $8,257,000 balance at December 31, 2013.  Consistent with prior years, the Company paid a significant amount of cash during the first quarter for items that were accrued as of the end of the preceding year, such as sales promotions programs and incentive compensation.

The Accounts Receivable balance was $11,241,000 at March 31, 2014, compared to $12,968,000 at December 31, 2013, decreasing $1,727,000 (13.3%) during the quarter.  Sales for the last two months of the first quarter of 2014 were similarly lower than the last two months of 2013, which therefore created the reduction in the Accounts Receivable balance.

Accrued Compensation was $818,000 at March 31, 2014, compared to $3,114,000 at December 31, 2013, decreasing $2,296,000 (73.7%).  A significant portion of the liability that existed at year end related to incentive compensation earned in 2013.  As customary, the liability was then paid during the first quarter of the following year, or 2014, thus diminishing the balance.  The liability now represents amounts earned during the current year.

Accrued Commissions and Sales Incentives decreased $2,223,000 (56.5%), being $1,711,000 at March 31, 2014, compared to $3,934,000 at December 31, 2013.  The decrease mostly pertained to the payment of annual sales incentive programs earned in 2013 and paid during the first quarter of 2014, offset partially by the recording of the new 2014 program obligations.  Historically, annual programs represent a significant portion of the overall sales incentive payment structure, and therefore the balance at the end of a year is typically more significant than during a particular quarter.

Other Liabilities were $2,457,000 at March 31, 2014, compared to $3,575,000 at December 31, 2013, reducing by $1,118,000 (31.3%) due to the payment of a variety of items that were accrued at December 31, 2013, such as profit sharing, non-executive bonus and legal.

RESULTS OF OPERATIONS

Three-months ended March 31, 2014 vs. March 31, 2013

The Company reported comparative results from continuing operations for the three-month period ended March 31, 2014 and 2013 as follows:

	Three-months ended March 31, (in thousands)

	2014	2014	2013	2013
	($000)%		($000)%
Net Sales	$ 16,589	100.0%	$ 16,382	100.0%
Gross Profit	$ 9,279	55.9%	$ 8,600	52.5%
Operating Profit	$ 3,265	19.7%	$ 2,463	15.0%

Net Sales.  The Company’s 2014 first quarter sales of $16,589,000 were narrowly better than sales during the first quarter of 2013 of $16,382,000.

The 1.3% increase in Net Sales happened despite the harsh weather conditions which stalled construction projects across a large portion of the United States.  Fortunately, the Company did see encouraging signs with its international operations.  The Company was also able to implement modest price enhancements, which includes improvements in promotional incentives and sales discounts, thus helping Net Sales to stay on par with the previous year.

Gross Profit.  The Company’s gross profit margins have increased to 55.9% from 52.5% for the three-months ended March 31, 2014 and 2013, respectively.  The Company experienced a decrease in manufacturing expenses primarily attributed to a dip in unit volume and also due to various factory related efficiencies.  Additionally, the Company was able to gain margin through the previously mentioned price enhancements.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight.  Selling expense was $3,123,000 and $3,048,000 for the three-months ended March 31, 2014 and 2013, respectively, representing an increase of $75,000, associated with various insignificant items.  Sales expense was largely in-line as a percent of net sales compared to last year, being 18.8% for the three-months ended March 31, 2014, and 18.6% for the three-months ended March 31, 2013.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services.  General and administrative expenses were $2,187,000 and $2,371,000 for the three-months ended March 31, 2014 and 2013, respectively.  The $184,000 decrease between periods largely resulted from a $441,000 decrease in legal and product liability related defense costs, partially offset by an increase in incentive compensation associated with increased profits, and other smaller items.  As a percentage of sales, general and administrative expenses decreased to 13.2% for the three months ended March 31, 2014 from 14.5% for the three months ended March 31, 2013.

Engineering Expense.  Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs.  Engineering expenses were $704,000 and $718,000 for the three months ended March 31, 2014 and 2013, respectively, decreasing $14,000.  Engineering expenses as a percentage of sales were similar, being 4.2% for the three months ended March 31, 2014, and 4.4% for the same period in 2013.

Operating Profits.  Reflecting all of the factors mentioned above, Operating Profits were $802,000 or 32.6% superior to last year, being $3,265,000 at March 31, 2014 and $2,463,000 at March 31, 2013.

Interest Income (Expense)-Net.  Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit.  The first quarter interest income (expense) was nominal for both 2014 and 2013.  2014 earned a modest amount of interest income associated with cash and cash equivalents, while there was a small amount of interest expense in the prior year due to the line of credit balance that existed at that time.

Other Income (Expense)-Net.  Other Income (Expense)-net primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our U.K. subsidiary.  There was an expense of $8,000 recorded during the first quarter of 2014, versus expense of $84,000 during the same quarter last year.   The British Pound had been fairly stable during the first quarter of 2014, but was temporarily weakened during the first quarter of 2013, thus accounting for the change between periods.

Income Tax Expense.  Income Tax Expense was $1,041,000 for the first three months of 2014, compared to $794,000 for the same period in 2013.  The $247,000 change in the tax expense was largely the result of the increase in income before taxes.  The Company’s effective tax rate in 2014 approximates the 2013 rate and does not differ materially from expected statutory rates.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Financial Reporting Release No. 60, released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  Note 2 of the Notes to the Condensed Consolidated Financial Statements include a summary of the significant accounting policies and methods used in the preparation of our condensed Consolidated Financial Statements. The following is a brief discussion of the Company’s more significant accounting policies.

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

Gross sales are reduced for all consideration paid to customers for whom no identifiable benefit is received by the Company.  This includes promotional incentives, which includes various programs including year-end rebates and discounts.  The amounts of certain incentives are known with reasonable certainty at the time of sale, while others are projected based upon the most reliable information available at the reporting date.

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

Goodwill

In accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2013.  This analysis did not indicate any impairment of goodwill.  There are no circumstances that indicate that Goodwill might be impaired at March 31, 2014.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period in which the rate is enacted.  A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain.  No valuation reserve was deemed necessary at March 31, 2014 or at December 31, 2013.  Also, in accordance with FASB ASC Topic 740 (formerly FIN 48), the Company had reserves on the books for uncertainties in tax positions of $105,000 at March 31, 2014, and $100,000 at December 31, 2013.  These reserves are reviewed each quarter.

Other Comprehensive Income

For the quarter ended March 31, 2014 and 2013, respectively, the sole component of Other Comprehensive Income was a foreign currency translation adjustment.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company’s primary cash needs have been related to working capital items, which the Company has largely funded through cash generated from operations.

As of March 31, 2014, the Company had a cash balance of $6,899,000.  Additionally, the Company has a $10,000,000 line of credit available with Sovereign Bank, as discussed in detail in Note 4, which had no borrowings outstanding upon it at March 31, 2014.  At December 31, 2013, the Company had a cash balance of $8,257,000, with no borrowings against the line of credit.

Operating Activities

Cash provided by (Used In) operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For the first three months of 2014, the Company used cash from operating activities of $1,341,000, while the first quarter of 2013 experienced cash generation from operating activities of $186,000, therefore diminishing by $1,527,000 between periods.  The increase in cash in 2013 was largely related to paying most of the executive incentive compensation for 2012 in December of the same year, whereas it is usually paid during the first quarter of the following year. The first three months of 2014 had an incentive compensation payment of $2,684,000 compared to $166,000 paid in the same period of 2013.

As a general trend, the Company tends to deplete cash early in the year, as significant payments are typically made for accrued promotional incentives, incentive compensation, and taxes.  Cash has then historically shown a tendency to be restored and accumulated during the latter portion of the year.

Investing Activities

Cash used in investing activities for the three months of 2014 and 2013 was $25,000 and $92,000, respectively, reflecting a $67,000 decrease in cash used between periods.  All investing activities related to capital expenditures for both periods.

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

Financing Activities

At December 31, 2012, the line of credit balance was $324,000. During the first quarter of 2013 the Company paid off the line of credit balance, and therefore had no outstanding borrowings on its line of credit as of March 31, 2014.

CONTINGENT LIABILITIES AND GUARANTEES

See Note 5 to the Company’s financial statements.

 OFF-BALANCE SHEET ARRANGEMENTS

Refer to Item 7 of the Company’s 2013 year-end Form 10-K under the caption “Off-Balance Sheet Obligations or Arrangements”.

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

Item 4 – Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.

At the end of the fiscal first quarter of 2014, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures.  The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission.  The Company’s management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

The Company’s general liability insurance policies are subject to deductibles or retentions, ranging primarily from $25,000 to $250,000 per claim, (depending on the terms of the policy and the applicable policy year) up to an aggregate amount.  The Company is insured on a ‘first dollar’ basis for workers’ compensation subject to statutory limits.  In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”).  Compared to the Company’s experience prior to 2010, when the Company took its first lightning related case to trial in Pennsylvania as detailed below, there has been an increase in the number of those Claims relating primarily to product liability.

Although the pace of new Claims has slowed during 2014, many of the new Claims are associated with higher deductable or retention programs.  The Company does not believe that the Claims have legal merit, and is therefore vigorously defending against those Claims.  In 2013, the Company won two of the Claims at two separate trials, both of which were held in U.S. District Court; one in St. Louis, Missouri and the other in Bridgeport, Connecticut.  In both cases, the jury unanimously found that the Company was not negligent in designing its TracPipe® product, and that the TracPipe® product was not defective or unreasonably dangerous.  In 2010, the Company took its first Claim to trial in Pennsylvania, and the jury returned a verdict that the Company was not negligent in designing and selling the TracPipe product, but that under the unique law in Pennsylvania for strict liability, the product lacked “any element” necessary to make it safe for its intended use.  The Company has appealed that portion of the verdict, and the Supreme Court of Pennsylvania heard oral arguments on that case with the focus on whether the product liability law in Pennsylvania should be revised.  A decision is expected in 2014.

The Company has in place commercial general liability insurance policies that cover the Claims, as noted above, including those alleging damages as a result of product defects.  Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $250,000, depending upon the insurance deductible or retention in place for the respective claim year.  The aggregate maximum exposure for all current open Claims is estimated to not exceed approximately $4,000,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions.  It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered and outstanding settlements for existing claims. The liabilities recorded on the Company’s books at March 31, 2014 and December 31, 2013 were $488,000 and $686,000, respectively, and are included in Other Liabilities.

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

In February of 2012, the Company was made aware of a fraud perpetrated by an outside party involving insurance related premiums that the Company had prepaid for umbrella coverage. The assets are currently secured by a governmental agency who investigated the case, held in a custodial account.  As of May of 2014, utilizing the secured funds, the court has ordered restitution to all victims including Omegaflex.  It is not clear however at this point what amount will eventually be received by the Company.  The value of the assets on the books amount to $213,000 at March 31, 2014, and $227,000 at December 31, 2013, and are included in Other Long Term Assets.  It is possible that not all of those funds will be returned to the Company, or the Company may need to incur additional costs to procure collection.  The Company is currently pursing all avenues in an effort to bring closure to the event, reclaim the assets, and has since replaced the aforementioned insurance coverage.

Item 4 – Submission of Matter to a Vote of the Security Holders

No matters were submitted to the security holders of the Company for a vote during the first quarter of 2014.

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

OMEGA FLEX, INC.
(Registrant)

Date: May 9, 2014	By: /S/ Paul J. Kane______________
Paul J. Kane
Vice President – Finance
and Chief Financial Officer