Form 10-Q
period 2014-06-30
Omega Flex, Inc.
filed 2014-08-08
CIK 1317945

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2014

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

The number of shares of the registrant’s common stock outstanding as of June 30, 2014 was 10,091,822.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2014

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1 – Financial Statements

Condensed consolidated balance sheets at June 30, 2014 (unaudited)
and December 31, 2013	3

Condensed consolidated statements of income for the
three-months and six-months ended June 30, 2014 and 2013 (unaudited)	4

Condensed consolidated statements of comprehensive income for the three-months
and six-months ended June 30, 2014 and 2013 (unaudited)	5

Condensed consolidated statements of cash flows for the
six-months ended June 30, 2014 and 2013 (unaudited)	6

Notes to the condensed consolidated financial statements (unaudited)	7

Item 2- Management's Discussion and Analysis of Financial Condition
and Results of Operations	18

Item 3 – Quantitative and Qualitative Information About Market Risks	28

Item 4 – Controls and Procedures	28

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	29

Item 4 – Submission of Matter to a Vote of the Security Holders	30

Item 6 - Exhibits	31

SIGNATURE	31

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(unaudited)
	(Dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$ 11,062	$ 8,257
Accounts Receivable - less allowances of
$623 and $729, respectively	11,709	12,968
Inventories-Net	7,286	6,728
Deferred Taxes	838	871
Other Current Assets	947	1,359

Total Current Assets	31,842	30,183

Property and Equipment - Net	4,548	4,762
Goodwill-Net	3,526	3,526
Other Long Term Assets	1,483	1,603

Total Assets	$ 41,399	$ 40,074

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 1,421	$ 1,793
Accrued Compensation	1,656	3,114
Accrued Commissions and Sales Incentives	2,085	3,934
Taxes Payable	-	134
Other Liabilities	3,228	3,575

Total Current Liabilities	8,390	12,550

Deferred Taxes	1,333	1,032
Other Long Term Liabilities	801	861

Total Liabilities	10,524	14,443

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 Share: authorized 20,000,000 Shares: 10,153,633 shares issued and 10,091,822 outstanding at June 30, 2014 and December 31, 2013, respectively	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	10,808	10,808
Retained Earnings	20,020	14,929
Accumulated Other Comprehensive Loss	(241)	(329)
Total Omega Flex, Inc. Shareholders’ Equity	30,688	25,509
Noncontrolling Interest	187	122

Total Shareholders’ Equity	30,875	25,631

Total Liabilities and Shareholders’ Equity	$ 41,399	$ 40,074

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three-months ended		For the six-months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Amounts in Thousands, except earnings per Common Share)

Net Sales	$ 19,872	$ 18,892	$ 36,461	$ 35,274

Cost of Goods Sold	8,418	8,671	15,728	16,453

Gross Profit	11,454	10,221	20,733	18,821

Selling Expense	3,428	3,196	6,551	6,244
General and Administrative Expense	3,073	2,505	5,260	4,876
Engineering Expense	658	626	1,362	1,344

Operating Profit	4,295	3,894	7,560	6,357

Interest Income	6	1	12	---
Other Income (Expense)	15	(42)	7	(126)

Income Before Income Taxes	4,316	3,853	7,579	6,231

Income Tax Expense	1,387	1,304	2,428	2,098

Net Income	2,929	2,549	5,151	4,133
Less: Net Income attributable to the Noncontrolling Interest, Net of Tax	(33)	(14)	(60)	(16)

Net Income attributable to Omega Flex, Inc.	$ 2,896	$ 2,535	$ 5,091	$ 4,117

Basic and Diluted Earnings per Common Share	$ 0.29	$ 0.25	$ 0.50	$ 0.41

Basic and Diluted Weighted-Average Shares Outstanding	10,092	10,092	10,092	10,092

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

 OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three-months ended		For the six-months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Amounts in Thousands)		(Amounts in Thousands)

Net Income	$ 2,929	$ 2,549	$ 5,151	$ 4,133

Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation Adjustment, net of Taxes	77	(2)	93	(59)
Other Comprehensive Income (Loss)	77	(2)	93	(59)

Comprehensive Income	3,006	2,547	5,244	4,074

Less: Comprehensive Income Attributable to the Noncontrolling Interest	37	14	65	12

Total Other Comprehensive Income	$ 2,969	$ 2,533	$ 5,179	$ 4,062

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six-months ended
	June 30,
	2014	2013
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net Income	$ 5,151	$ 4,133
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
Non-Cash Compensation Expense	125	117
Depreciation and Amortization	287	263
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	(107)	(20)
Changes in Assets and Liabilities:
Accounts Receivable	1,435	93
Inventory	(527)	127
Other Assets	540	460
Accounts Payable	(381)	(1,074)
Accrued Compensation	(1,458)	1,003
Accrued Commissions and Sales Incentives	(1,851)	(1,292)
Other Liabilities	(394)	(1,468)
Net Cash Provided by Operating Activities	2,820	2,342

Cash Flows from Investing Activities:
Capital Expenditures	(69)	(405)
Net Cash Used in Investing Activities	(69)	(405)

Cash Flows from Financing Activities:
Principal Payments on Line of Credit	---	(324)
Net Cash Used in Financing Activities	---	(324)

Net Increase in Cash and Cash Equivalents	2,751	1,613
Translation effect on cash	54	(50)
Cash and Cash Equivalents – Beginning of Period	8,257	939

Cash and Cash Equivalents – End of Period	$ 11,062	$ 2,502

Supplemental Disclosure of Cash Flow Information:

Cash paid for Income Taxes	$ 2,247	$ 2,220

Cash paid for Interest	$ ---	$ 1

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

 OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”).  The Company’s unaudited  condensed consolidated financial statements for the quarter ended June 30, 2014 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), and with the instructions of Form 10-Q and Article 10 of Regulation S-X.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K).  All material inter-company accounts and transactions have been eliminated in consolidation.  It is Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature or a description is provided for any adjustments that are not of a normal recurring nature.

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

The Company manufactures flexible metal hose at its facilities in Exton, Pennsylvania, and in Banbury, Oxfordshire in the United Kingdom.  The Company sells its product through distributors, wholesalers and to original equipment manufacturers (“OEMs”) throughout North America, and in certain European markets.

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

Goodwill and Intangible Assets

In accordance with Financial Accounting Standards Board (FASB) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2013.  This analysis did not indicate any impairment of goodwill.  There are no circumstances that indicate that Goodwill might be impaired at June 30, 2014.

Product Liability Reserves

Product liability reserves represent the estimated unpaid amounts under the Company’s insurance policies with respect to existing claims.  The Company uses the most current available data to estimate claims.  As explained more fully under Note 5, Commitments and Contingencies, for various product liability claims covered under the Company’s general liability insurance policies, the Company must pay certain defense costs within its deductible or self-insured retention limits, ranging primarily from $25,000 to $250,000 per claim, depending on the terms of the policy in the applicable policy year, up to an aggregate amount.  The Company is vigorously defending against all known claims.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period in which the rate is enacted.  A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain.  No valuation reserve was deemed necessary at June 30, 2014 or at December 31, 2013.  Also, in accordance with FASB ASC Topic 740 (formerly FIN 48), the Company had reserves on the books for uncertainties in tax positions of $110,000, and $100,000 at June 30, 2014, and December 31, 2013, respectively. These reserves are reviewed each quarter.

Other Comprehensive Income (Loss)

For the three and six-months ended June 30, 2014 and 2013, respectively, the sole component of Other Comprehensive Income (Loss) was a foreign currency translation adjustment.

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for the Company in the first quarter of fiscal year 2017. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

ASU 2013-11, “Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force).  Per this ASU, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows.  To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  The initial adoption of this guidance in 2014 did not have a material effect on the Company’s financial statements.

Concentrations

The Company has one significant customer who represents more than 10% of the Company’s Net Sales for the quarter and first six months of 2014 and 2013, and more than 10% of the Company’s Accounts Receivable balance at June 30, 2014 and December 31, 2013.  Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are discussed in detail in the Company’s December 31, 2013 Form 10-K, and there has been little change as of this quarterly report.

3. INVENTORIES

Inventories, net of reserves consisted of the following:

	June 30,	December 31,
	2014	2013
	(dollars in thousands)

Finished Goods	$ 5,215	$ 4,839
Raw Materials	2,071	1,889

Total Inventory	$ 7,286	$ 6,728

4. LINE OF CREDIT

On December 30, 2010, the Company agreed to a new Revolving Line of Credit Note and Loan Agreement with Santander Bank, formerly Sovereign Bank, NA (“Sovereign”).  The Company established a line of credit facility in the maximum amount of $10,000,000, maturing on December 31, 2014, with funds available for working capital purposes and other cash needs.  The loan is collateralized by all of the Company’s tangible and intangible assets.  The loan agreement provides for the payment of any borrowings under the agreement at an interest rate range of either LIBOR plus 1.75% to plus 2.75% (for borrowings with a fixed term of 30, 60, or 90 days), or, Prime less 0.50% to plus 0.50% (for borrowings with no fixed term other than the December 31, 2014 maturity date), depending upon the Company’s then existing financial ratios.  At June 30, 2014, the Company’s ratio would allow for the most favorable rate under the agreement’s range, which would be a rate of 1.98% (LIBOR plus 1.75%).  The Company is required to pay an annual commitment fee for the access to the funds, and is also obligated to pay a “Line Fee” ranging from 17.5 to 35.0 basis points of the average unused balance on a quarterly basis, depending again upon the Company’s then existing financial ratios.  The Company may terminate the line at any time during the four year term, as long as there are no amounts outstanding.

As of June 30, 2014, and December 31, 2013, the Company had no outstanding borrowings on its line of credit, and the Company was in compliance with all debt covenants.

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

The Company has salary continuation agreements with one current employee, and one former employee who retired at the end of 2010.  These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death.  The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65.  The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination.  The net present value of the retirement payments associated with these agreements is $473,000 at June 30, 2014, of which $461,000 is included in Other Long Term Liabilities, and the remaining current portion of

$12,000 is included in Other Liabilities, associated with the retired employee previously noted who is now receiving benefit payments.  The December 31, 2013 liability of $451,000, had $439,000 reported in Other Long Term Liabilities, and a current portion of $12,000 in Other Liabilities.

The Company has obtained and is the beneficiary of three whole life insurance policies with respect to the two employees discussed above, and one other employee policy.  The cash surrender value of such policies (included in Other Long Term Assets) amounts to $1,005,000 at June 30, 2014 and $962,000 at December 31, 2013.

As disclosed in detail in the December 31, 2013 Form 10-K, the Company has several lease obligations in place that will be paid out over time.  Most notably, the Company has a lease for its manufacturing facility in Banbury, England, and also leases one of its buildings in Exton, Pennsylvania.  Both locations provide manufacturing, warehousing and distribution space.

Contingencies:

The Company’s general liability insurance policies are subject to deductibles or retentions, ranging primarily from $25,000 to $250,000 per claim, (depending on the terms of the policy and the applicable policy year) up to an aggregate amount.  The Company is insured on a ‘first dollar’ basis for workers’ compensation subject to statutory limits.  In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”).  For several years, there has been an increase in the number of those Claims relating primarily to product liability.  Although the pace of new Claims has slowed during 2014, many of the new Claims are associated with higher deductable or retention programs.  The Company does not believe that the Claims have legal merit, and is therefore vigorously defending against those Claims.  In 2013, the Company won two of the Claims at two separate trials, both of which were held in U.S. District Court; one in St. Louis, Missouri and the other in Bridgeport, Connecticut.  In both cases, the jury unanimously found that the Company was not negligent in designing its TracPipe® product, and that the TracPipe® product was not defective or unreasonably dangerous.  In 2010, the Company took its first Claim to trial in Pennsylvania, and the jury returned a verdict that the Company was not negligent in designing and selling the TracPipe product, but that under the unique law in Pennsylvania for strict liability, the product lacked “any element” necessary to make it safe for its intended use.  The Company has appealed that portion of the verdict, and the Supreme Court of Pennsylvania heard oral arguments on that case with the focus on whether the product liability law in Pennsylvania should be revised.  A decision is expected in 2014.

The Company has in place commercial general liability insurance policies that cover the Claims, as noted above, including those alleging damages as a result of product defects.  Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $250,000, depending upon the insurance deductible or retention in place for the respective claim year.  The aggregate maximum exposure for all current open Claims is estimated to not exceed approximately $4,100,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions.  It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered and outstanding settlements for existing claims. The liabilities recorded on the Company’s books at June 30, 2014 and December 31, 2013 were $618,000 and $686,000, respectively, and are included in Other Liabilities.

Finally, two putative class action cases have been filed against the Company; one in U.S. District Court for the Middle District of Florida titled Hall v. Omega Flex, Inc. and one in U.S. District Court for the Southern District of Ohio titled Schoelwer v. Omega Flex, Inc.  In both cases, the lead plaintiffs claimed that they are exposed to an increased likelihood of harm if one of the plaintiffs’ houses that contain TracPipe CSST is struck by lightning, that could damage the CSST causing a release of fuel gas in the house and causing a fire.  However, none of the lead plaintiffs have suffered any actual harm.  In January 2014, the judge in the Hall case granted the Company’s motion to dismiss all of the plaintiff’s claims due primarily to a lack of jurisdiction because there is no actual case or controversy posed by these claims.  The plaintiff in Schoelwer voluntarily dismissed her claims in January 2014, but refiled the case in May 2014 alleging purely economic damages (i.e., no personal injury or property damage).  The Company does not believe that the Schoelwer Claim has any legal merit, and is therefore vigorously defending that Claim.

In February of 2012, the Company was made aware of a fraud perpetrated by an outside party involving insurance related premiums that the Company had prepaid for umbrella coverage. The assets are currently secured by a governmental agency who investigated the case, held in a custodial account.  As of May of 2014, utilizing the secured funds, the court has ordered restitution to all victims including Omega.  It is not clear however at this point what amount will eventually be received by the Company.  The value of the assets on the books amount to $213,000 at June 30, 2014, and $227,000 at December 31, 2013, and are included in Other Long Term Assets.  It is possible that not all of those funds will be returned to the Company, or the Company may need to incur additional costs to procure collection.  The Company is currently pursing all avenues in an effort to bring closure to the event, reclaim the assets, and has since replaced the aforementioned insurance coverage.

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

Grants of Phantom Stock Units.  As of December 31, 2013, the Company had 17,193 unvested units outstanding, all of which were granted at Full Value.  On February 19, 2014, the Company granted an additional 10,460 Full Value Units with a fair value of $17.72 per unit on grant date, using historical volatility. In March 2014, the Company paid $199,000 for the 8,100 fully vested and matured units that were granted on March 3, 2010, including their respective earned dividend values.  As of June 30, 2014, the Company had 19,156 unvested units outstanding.

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

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience.  Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense as of June 30, 2014.

The total Phantom Stock related liability as of June 30, 2014 was $397,000 of which $167,000 is included in other liabilities, as it is expected to be paid in March 2015, and the balance of $230,000 is included in other long term liabilities.

In accordance with FASB ASC Topic 718, Stock Compensation, the Company recorded compensation expense of approximately $97,000 and $117,000 related to the Phantom Stock Plan for the six months ended June 30, 2014 and 2013, respectively.

The following table summarizes information about the Company’s nonvested phantom stock Units at June 30, 2014:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2013	17,193	$12.89
Granted	10,460	$17.72
Vested	(8,497)	$12.57
Forfeited	(---)	---
Canceled	(---)	---

Nonvested at June 30, 2014	19,156	$15.67

Phantom Stock Unit Awards Expected to Vest	19,156	$15.67

 The total unrecognized compensation costs calculated at June 30, 2014 are $287,000 which will be recognized through February of 2017.  The Company will recognize the related expense over the weighted average period of 1.74 years.

7.  NONCONTROLLING INTERESTS

The Company owns 100% of all subsidiaries, except for a small portion of one, which is owned by a Noncontrolling Interest.  At December 31, 2013, Total Shareholders’ Equity was $25,631,000, and the Noncontrolling Interest was $122,000.  For the six months period ended June 30, 2014, the Noncontrolling Interest’s portion of Net Income was approximately $60,000, and their portion of Other Comprehensive Income was $5,000.  At June 30, 2014, Total Shareholder Equity was $30,875,000, of which the Noncontrolling Interest held a value of $187,000.

8. SHAREHOLDERS’ EQUITY

As of June 30, 2014 and December 31, 2013, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share.  At both dates, the number of shares issued was 10,153,633, and the total number of outstanding shares was 10,091,822, with the 61,811 variance representing shares held in Treasury.

On April 4, 2014, the Company’s Board of Directors authorized an extension of its stock repurchase program without expiration, up to a maximum amount of $1,000,000.  The original program established in December of 2007 authorized the purchase of up to $5,000,000 of its common stock.  The purchases may be made from time-to-time in the open market or in privately negotiated transactions, depending on market and business conditions.  The Board retained the right to cancel, extend, or expand the share buyback program, at any time and from time-to-time.  Since inception, the Company has purchased a total of 61,811 shares for approximately $932,000, or approximately $15 per share.  The Company did not make any stock repurchases during the first six months of 2014, or during the year ended December 31, 2013.

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

The Company’s business is managed as a single operating segment that consists of the manufacture and sale of flexible metal hose and accessories.  The Company’s products are concentrated in residential and commercial construction, and general industrial markets, with a comprehensive portfolio of intellectual property including approximately 240 patents issued in various countries around the world. The Company’s primary product, flexible gas piping, is used for gas piping within residential and commercial buildings.  Through its flexibility and ease of use with patented fittings distributed under the trademarks AutoSnap® and AutoFlare®, TracPipe® and TracPipe® CounterStrike® flexible gas piping allows users to substantially cut the time required to install gas piping, as compared to traditional methods.  The Company’s products are manufactured at the Company’s Exton, Pennsylvania facilities and in Banbury, Oxfordshire in the United Kingdom.  A majority of the Company’s sales across all industries are generated through independent outside sales organizations such as sales representatives, wholesalers and distributors, or a combination of both.  The Company has a broad distribution network in North America and to a lesser extent in other global markets.

CHANGES IN FINANCIAL CONDITION

The Cash balance was $11,062,000 at June 30, 2014, compared to $8,257,000 at December 31, 2013, increasing $2,805,000 (34%) during the six months.  The Company generated Net Income attributable to Omega Flex, Inc of $5,091,000 through the first half of the year, but as typical during the first half of the year, also paid some major obligations, such as incentive compensation, promotional incentives and taxes.

The Accounts Receivable balance was $11,709,000 at June 30, 2014, compared to $12,968,000 at December 31, 2013, decreasing $1,259,000 (9.7%) during the period.  Sales for the last two months of the second quarter were approximately 10% lower than sales in November and December of 2013, which therefore created a similar reduction in the Accounts Receivable balance.

Accrued Compensation was $1,656,000 at June 30, 2014, compared to $3,114,000 at December 31, 2013, decreasing $1,458,000 (46.8%).  A significant portion of the liability that existed at year end related to incentive compensation earned in 2013.  As is customary, the liability was then paid during the first quarter of the following year, or 2014, thus diminishing the balance.  The liability now represents amounts earned during the current year.

Accrued Commissions and Sales Incentives decreased $1,849,000 (47%), being $2,085,000 at June 30, 2014, compared to $3,934,000 at December 31, 2013.  The decrease mostly pertained to the payment of annual sales incentive programs earned in 2013 and paid during the first quarter of 2014, offset partially by the recording of the new 2014 program obligations.  Historically, annual programs represent a significant portion of the overall sales incentive payment structure, and therefore the balance at the end of a year is typically more significant than during any other quarter end.

RESULTS OF OPERATIONS

Three-months ended June 30, 2014 vs. June 30, 2013

The Company reported comparative results from operations for the three-months ended June 30, 2014 and 2013 as follows:

	Three-months ended June 30, (in thousands)

	2014	2014	2013	2013
	($000)		($000)
Net Sales	$ 19,872	100.0%	$ 18,892	100.0%
Gross Profit	$ 11,454	57.6%	$ 10,221	54.1%
Operating Profit	$ 4,295	21.6%	$ 3,894	20.6%

Net Sales.  The Company’s 2014 second quarter sales increased $980,000 (5.2%) over the same period in 2013, ending at $19,872,000 for the three months ended June 30, 2014, compared to $18,892,000 for the same three months in 2013.

The 5.2% increase in Net Sales for the quarter reflects a slight rebound from the 1.3% increase in Net Sales during the first quarter of the year, which was hampered by the harsh weather conditions which stalled construction projects across a large portion of the United States.  While overall units sold were largely flat, the Company continued to see encouraging signs with its international operations, and Net Sales for the quarter were also the benefactor of modest price improvements, such as decreases in promotional incentives and sales discounts.

Gross Profit.  The Company’s gross profit margins have improved between the two periods, being 57.6% and 54.1% for the three-months ended June 30, 2014 and 2013, respectively.  The favorable change resulted from a combination of items, including the pricing improvements noted above, and the Company’s ability to find various efficiencies in cost of sales.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight.  Selling expense was $3,428,000 and $3,196,000 for the three-months ended June 30, 2014 and 2013, respectively, representing an increase of $232,000.  Commissions and freight each increased largely in conjunction with the increase in sales, and advertising was also higher during the quarter.  Sales expense as a percent of net sales also increased, being 17.3% for the three-months ended June 30, 2014, compared to 16.9% for the three-months ended June 30, 2013.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services.  General and administrative expenses were $3,073,000 and $2,505,000 for the three-months ended June 30, 2014 and 2013, respectively, increasing $568,000 or 22.7% between periods.  The Company recognized an increase of $423,000 in legal and insurance related expenses primarily associated with product liability claims and coverage.  Additionally, there was an increase in staffing related expenses, mostly incentive compensation earned in association with the strong profits generated during the quarter.  As a percentage of sales, general and administrative expenses increased to 15.5% for the three months ended June 30, 2014 from 13.3% for the three months ended June 30, 2013.

Engineering Expense.  Engineering expenses consist of development expenses associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes.  Engineering expenses increased $32,000 for the quarter.  They were $658,000 and $626,000 for the three months ended June 30, 2014 and 2013, respectively.  Engineering expenses as a percentage of sales were 3.3% for both the three months ended June 30, 2014, and 2013.

Operating Profit.  Reflecting all of the factors mentioned above, Operating Profits increased by $401,000, or 10.3% over last year.  The Company had a profit of $4,295,000 in the three-month period ended June 30, 2014, versus a profit of $3,894,000 in the three-months ended June 30, 2013.

Interest Income (Expense).  Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit.  The interest income was nominal for the second quarter of 2014 and 2013.

Other Income (Expense).  Other Income (Expense) primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our U.K. subsidiary.  In 2013, the British Pound had weakened, and created a small expense, but in 2014 the opposite is occurring, as the Company has recognized a small amount of income.

Income Tax Expense.  Income Tax Expense was $1,387,000 for the second quarter of 2014, compared to $1,304,000 for the same period in 2013.  The $83,000 increase was primarily due to higher income before taxes.  The Company’s effective tax rate in 2014 approximates the 2013 rate and does not differ materially from expected statutory rates.

Six-months ended June 30, 2014 vs. June 30, 2013

The Company reported comparative results from operations for the six-months ended June 30, 2014 and 2013 as follows:

	Six-months ended June 30, (in thousands)

	2014	2014	2013	2013
	($000)		($000)
Net Sales	$ 36,461	100.0%	$ 35,274	100.0%
Gross Profit	$ 20,733	56.9%	$ 18,821	53.4%
Operating Profit	$ 7,560	20.7%	$ 6,357	18.0%

Net Sales.  The Company’s sales for the first six months of 2014 increased $1,187,000 (3.4%) over the same period in 2013, ending at $36,461,000 and $35,274,000 in 2014 and 2013, respectively.

The 3.4% increase over last year in Net Sales reflects a slight rebound from the 1.3% increase disclosed during the first three months of the year, which was hampered by the harsh weather conditions that stalled construction projects across a large portion of the United States.  While overall units sold were largely flat, the Company continued to see encouraging signs with its international operations, and Net Sales for the year have benefited from modest price improvements, such as decreases in promotional incentives and sales discounts.

Gross Profit.  The Company’s gross profit margins have increased between the two periods, being 56.9% and 53.4% for the six-months ended June 30, 2014 and 2013, respectively. The improvement resulted from a combination of items, including the pricing changes noted above, and the Company’s ability to find various efficiencies in cost of sales.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight.  Selling expense was $6,551,000 and $6,244,000 for the six-months ended June 30, 2014 and 2013, respectively, representing an increase of $307,000.  Although no particular item was the main contributor or represented a significant increase on its own, there were a few components that were higher than others and make up the bulk of the difference.  Advertising costs increased due to various campaigns, and staffing related expenses also rose.  In addition, Commissions and freight increased compared to last year, largely in relation with the increase in sales.  Sales expense as a percent of Net Sales was 18.0% for the six-months ended June 30, 2014, and 17.7% for the six-months ended June 30, 2013.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services.  General and administrative expenses were $5,260,000 and $4,876,000 for the six-months ended June 30, 2014 and 2013, respectively, increasing $384,000 between periods.  The majority of the change pertained to an increase in staffing related expenses, mostly incentive compensation earned in associated with the strong profits generated during the year.  As a percentage of sales, general and administrative expenses increased to 14.4% for the six-months ended June 30, 2014 from 13.8% for the six months ended June 30, 2013.

Engineering Expense.  Engineering expenses consist of development expenses associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes.  Engineering expenses have increased slightly between periods, as they were $1,362,000 and $1,344,000 for the six months ended June 30, 2014 and 2013, respectively.  Engineering expenses as a percentage of sales were 3.7% for the six months ended June 30, 2014 and 3.8% for the six months ended June 30, 2013.

Operating Profit.  Reflecting all of the factors mentioned above, Operating Profits were up $1,203,000 or 18.9%, ending with a profit of $7,560,000 for the first half of 2014, compared to $6,357,000 in 2013.

Interest Income (Expense).  Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit.  There was a nominal amount of interest income recorded during the first six months of 2014, while none was recognized during the same period in 2013.

Other Income (Expense).  Other Income (Expense) primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our U.K. subsidiary.  In 2013, the British Pound had weakened, and was largely responsible for the $126,000 of expense recorded last year, but in 2014 the opposite is occurring, as the Company has recognized a small amount of income.

Income Tax Expense.  Income Tax Expense was $2,428,000 for the first six months of 2014, compared to $2,098,000 for the same period in 2013, increasing by $330,000, largely in correlation with the change in income before taxes.  The Company’s effective tax rate in 2014 approximates the 2013 rate and does not differ materially from expected statutory rates.

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

Goodwill

In accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other, the Company performs an annual impairment test in accordance with this guidance at the end of each year, or when a triggering event is noted that may indicate impairment.  This was last tested at December 31, 2013, and the analysis did not indicate any impairment of goodwill.  There are no circumstances that indicate that Goodwill might be impaired at June 30, 2014.

Product Liability Reserves

Product liability reserves represent the estimated unpaid amounts under the Company’s insurance policies with respect to existing claims.  The Company uses the most current available data to estimate claims.  As explained more fully under Note 5, Commitments and Contingencies, for various product liability claims covered under the Company’s general liability insurance policies, the Company must pay certain defense costs within its deductible or self-insured retention limits, ranging primarily from $25,000 to $250,000 per claim, depending on the terms of the policy in the applicable policy year, up to an aggregate amount.  The Company is vigorously defending against all known claims.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period in which the rate is enacted.  A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain.  No valuation reserve was deemed necessary at June 30, 2014 or at December 31, 2013.  Also, in accordance with FASB ASC Topic 740 (formerly FIN 48), the Company had reserves on the books for uncertainties in tax positions of $110,000, and $100,000 at June 30, 2014, and December 31, 2013, respectively. These reserves are reviewed each quarter.

Other Comprehensive Income (Loss)

For the six-months ended June 30, 2014 and 2013, respectively, the sole component of Other Comprehensive Income (Loss) was a foreign currency translation adjustment.

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for the Company in the first quarter of fiscal year 2017. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

ASU 2013-11, “Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force).  Per this ASU, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows.  To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  The initial adoption of this guidance in 2014 did not have a material effect on the Company’s financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company’s primary cash needs have been related to working capital items, which the Company has largely funded through cash generated from operations.

As of June 30, 2014, the Company had a cash balance of $11,062,000.  Additionally, the Company has a $10,000,000 line of credit available with Sovereign, as discussed in detail in Note 4, which had no borrowings outstanding upon it at June 30, 2014.  At December 31, 2013, the Company had cash of $8,257,000, and also had no borrowings against the line of credit at that time.

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For the first six months of 2014, the Company’s cash provided from operating activities was $2,820,000, compared to $2,342,000 of cash provided during the first half of 2013, thus increasing by $478,000 between periods.  It is worthy to note that the cash activity during 2013 had two unusual events that were significant, and partially offsetting.  The Company paid approximately $1,300,000 during the first quarter of 2013 related to the settlement in England, as discussed in Note 11 of the Company’s December 31, 2013 Form 10-K, which depleted cash.  Inversely, most of the incentive compensation earned during 2012 was paid in December of the same year, whereas it is usually paid during the first quarter of the following year, and therefore had the effect of increasing cash generation during 2013 by slightly over $2,000,000. Excluding those two isolated events from 2013, it is apparent that cash generation during 2014 was even stronger than originally described above.

As a general trend, the Company tends to deplete cash early in the year, as significant payments are typically made for accrued promotional incentives, incentive compensation, and taxes.  Cash has then historically shown a tendency to be restored and accumulated during the latter portion of the year.

Investing Activities

Cash used in investing activities for the first six months of 2014 and 2013 was $69,000 and $405,000, respectively, all related to capital expenditures for both periods.  During 2013, the Company added machinery and leasehold improvements to the new facility in Exton which required a greater outlay of cash than in the current year.

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

Financing Activities

The Company paid $324,000 during the first quarter of 2013 to pay off the entire outstanding balance on the line of credit that existed at December 31, 2012.  The Company had no borrowings on its line of credit during 2013 or 2014, and therefore did not have any outstanding balances on the line at either June 30, 2014 or December 31, 2013.

CONTINGENT LIABILITIES AND GUARANTEES

See Note 5 to the Company’s condensed consolidated financial statements.

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

Item 4 – Controls And Procedures

(a)

Evaluation of Disclosure Controls and Procedures.

At the end of the fiscal second quarter of 2014, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures.  The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission.  The Company’s management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

The Company’s general liability insurance policies are subject to deductibles or retentions, ranging primarily from $25,000 to $250,000 per claim, (depending on the terms of the policy and the applicable policy year) up to an aggregate amount.  The Company is insured on a ‘first dollar’ basis for workers’ compensation subject to statutory limits.  In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”).  For several years, there has been an increase in the number of those Claims relating primarily to product liability.  Although the pace of new Claims has slowed during 2014, many of the new Claims are associated with higher deductable or retention programs.  The Company does not believe that the Claims have legal merit, and is therefore vigorously defending against those Claims.  In 2013, the Company won two of the Claims at two separate trials, both of which were held in U.S. District Court; one in St. Louis, Missouri and the other in Bridgeport, Connecticut.  In both cases, the jury unanimously found that the Company was not negligent in designing its TracPipe® product, and that the TracPipe® product was not defective or unreasonably dangerous.  In 2010, the Company took its first Claim to trial in Pennsylvania, and the jury returned a verdict that the Company was not negligent in designing and selling the TracPipe product, but that under the unique law in Pennsylvania for strict liability, the product lacked “any element” necessary to make it safe for its intended use.  The Company has appealed that portion of the verdict, and the Supreme Court of Pennsylvania heard oral arguments on that case with the focus on whether the product liability law in Pennsylvania should be revised.  A decision is expected in 2014.

The Company has in place commercial general liability insurance policies that cover the Claims, as noted above, including those alleging damages as a result of product defects.  Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $250,000, depending upon the insurance deductible or retention in place for the respective claim year.  The aggregate maximum exposure for all current open Claims is estimated to not exceed approximately $4,100,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions.  It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered and outstanding settlements for existing claims. The liabilities recorded on the Company’s books at June 30, 2014 and December 31, 2013 were $618,000 and $686,000, respectively, and are included in Other Liabilities.

Finally, two putative class action cases have been filed against the Company; one in U.S.

District Court for the Middle District of Florida titled Hall v. Omega Flex, Inc. and one in U.S. District Court for the Southern District of Ohio titled Schoelwer v. Omega Flex, Inc.  In both cases, the lead plaintiffs claimed that they are exposed to an increased likelihood of harm if one of the plaintiffs’ houses that contain TracPipe CSST is struck by lightning, that could damage the CSST causing a release of fuel gas in the house and causing a fire.  However, none of the lead plaintiffs have suffered any actual harm.  In January 2014, the judge in the Hall case granted the Company’s motion to dismiss all of the plaintiff’s claims due primarily to a lack of jurisdiction because there is no actual case or controversy posed by these claims.  The plaintiff in Schoelwer voluntarily dismissed her claims in January 2014, but refiled the case in May 2014 alleging purely economic damages (i.e., no personal injury or property damage).  The Company does not believe that the Schoelwer Claim has any legal merit, and is therefore vigorously defending that Claim.

In February of 2012, the Company was made aware of a fraud perpetrated by an outside party involving insurance related premiums that the Company had prepaid for umbrella coverage. The assets are currently secured by a governmental agency who investigated the case, held in a custodial account.  As of May of 2014, utilizing the secured funds, the court has ordered restitution to all victims including Omega.  It is not clear however at this point what amount will eventually be received by the Company.  The value of the assets on the books amount to $213,000 at June 30, 2014, and $227,000 at December 31, 2013, and are included in Other Long Term Assets.  It is possible that not all of those funds will be returned to the Company, or the Company may need to incur additional costs to procure collection.  The Company is currently pursing all avenues in an effort to bring closure to the event, reclaim the assets, and has since replaced the aforementioned insurance coverage.

Item 4 – Submission of Matter to a Vote of the Security Holders

On June 10, 2014, the Company held its 2014 Annual Meeting of Shareholders.  The shareholders voted on the following proposals:

1.

To elect two Class 3 directors for a three year term expiring at the 2017 annual meeting of shareholders.

2.

To ratify the appointment by the audit committee of the board of directors of McGladrey LLP (McGladrey), as the independent auditors for the Company for the fiscal year ending December 31, 2014.

The results of the voting are as follows:

1.	Election of Directors
		For	Withheld	Non-votes

	Kevin R. Hoben	6,842,733	24,940	1,480,189
	Mark F. Albino	6,814,072	53,601	1,480,189

2.

   The proposal to ratify the appointment by the Audit Committee of the Board of Directors of McGladrey LLP to audit the Company’s financial statements for the year ending December 31, 2014 was ratified by shareholders:

	For	8,344,194
	Against	615
	Abstain	3,053

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

OMEGA FLEX, INC.
(Registrant)

Date: August 8, 2014	By: /S/ Paul J. Kane______________
Paul J. Kane
Vice President – Finance
and Chief Financial Officer