Form 10-Q
period 2014-09-30
Omega Flex, Inc.
filed 2014-11-07
CIK 1317945

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2014

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

The number of shares of the registrant’s common stock outstanding as of September 30, 2014 was 10,091,822.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(unaudited)
	(Dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$ 16,123	$ 8,257
Accounts Receivable - less allowances of
$785 and $729, respectively	15,094	12,968
Inventories-Net	6,560	6,728
Deferred Taxes	791	871
Other Current Assets	996	1,359

Total Current Assets	39,564	30,183

Property and Equipment – Net	4,454	4,762
Goodwill	3,526	3,526
Other Long Term Assets	1,409	1,603

Total Assets	$ 48,953	$ 40,074

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 2,000	$ 1,793
Accrued Compensation	3,043	3,114
Accrued Commissions and Sales Incentives	2,780	3,934
Taxes Payable	455	134
Other Liabilities	3,603	3,575

Total Current Liabilities	11,881	12,550

Deferred Taxes	1,466	1,032
Other Long Term Liabilities	854	861

Total Liabilities	14,201	14,443

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 Share: authorized 20,000,000 Shares: 10,153,633 shares issued and 10,091,822 outstanding at September 30, 2014 and December 31, 2013, respectively	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	10,808	10,808
Retained Earnings	24,055	14,929
Accumulated Other Comprehensive Loss	(425)	(329)
Total Omega Flex, Inc. Shareholders’ Equity	34,539	25,509
Noncontrolling Interest	213	122

Total Shareholders’ Equity	34,752	25,631

Total Liabilities and Shareholders’ Equity	$ 48,953	$ 40,074

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three-months ended		For the nine-months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Amounts in Thousands, except earnings per Common Share)

Net Sales	$ 23,837	$ 19,988	$ 60,298	$ 55,262

Cost of Goods Sold	9,521	9,009	25,249	25,462

Gross Profit	14,316	10,979	35,049	29,800

Selling Expense	3,706	3,185	10,257	9,429
General and Administrative Expense	3,751	3,032	9,011	7,908
Engineering Expense	764	673	2,126	2,017

Operating Profit	6,095	4,089	13,655	10,446

Interest Income	9	3	21	3
Other Income (Expense)	(32)	64	(25)	(62)

Income Before Income Taxes	6,072	4,156	13,651	10,387

Income Tax Expense	2,002	1,420	4,430	3,518

Net Income	4,070	2,736	9,221	6,869
Less: Net Income attributable to the Noncontrolling Interest, Net of Tax	(35)	(27)	(95)	(43)

Net Income attributable to Omega Flex, Inc.	$ 4,035	$ 2,709	$ 9,126	$ 6,826

Basic and Diluted Earnings per Common Share	$ 0.40	$ 0.27	$ 0.90	$ 0.68

Basic and Diluted Weighted-Average Shares Outstanding	10,092	10,092	10,092	10,092

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

 OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three-months ended		For the nine-months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Amounts in Thousands)		(Amounts in Thousands)

Net Income	$ 4,070	$ 2,736	$ 9,221	$ 6,869

Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation Adjustment, net of Taxes	(193)	99	(100)	40
Other Comprehensive Income (Loss)	(193)	99	(100)	40

Comprehensive Income	3,877	2,835	9,121	6,909

Less: Comprehensive Income Attributable to the Noncontrolling Interest	(26)	(33)	(91)	(45)

Total Other Comprehensive Income	$ 3,851	$ 2,802	$ 9,030	$ 6,864

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine-months ended
	September 30,
	2014	2013
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net Income	$ 9,221	$ 6,869
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
Non-Cash Compensation Expense	139	234
Depreciation and Amortization	379	393
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	56	135
Changes in Assets and Liabilities:
Accounts Receivable	(2,220)	(718)
Inventory	151	3
Other Assets	636	119
Accounts Payable	217	(668)
Accrued Compensation	(71)	1,854
Accrued Commissions and Sales Incentives	(1,156)	(558)
Other Liabilities	672	(758)
Net Cash Provided by Operating Activities	8,024	6,905

Cash Flows from Investing Activities:
Capital Expenditures	(78)	(473)
Net Cash Used in Investing Activities	(78)	(473)

Cash Flows from Financing Activities:
Principal Payments on Line of Credit	-	(324)
Net Cash Used in Financing Activities	-	(324)

Net Increase in Cash and Cash Equivalents	7,946	6,108
Translation effect on cash	(80)	(15)
Cash and Cash Equivalents – Beginning of Period	8,257	939

Cash and Cash Equivalents – End of Period	$ 16,123	$ 7,032

Supplemental Disclosure of Cash Flow Information:

Cash paid for Income Taxes	$ 2,247	$ 3,556

Cash paid for Interest	$ -	$ 1

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

 OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”).  The Company’s unaudited  condensed consolidated financial statements for the quarter ended September 30, 2014 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), and with the instructions of Form 10-Q and Article 10 of Regulation S-X.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K).  All material inter-company accounts and transactions have been eliminated in consolidation.  It is Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature or a description is provided for any adjustments that are not of a normal recurring nature.

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

Goodwill and Intangible Assets

In accordance with Financial Accounting Standards Board (FASB) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2013.  This analysis did not indicate any impairment of goodwill.  There are no circumstances that indicate that Goodwill might be impaired at September 30, 2014.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period in which the rate is enacted.  A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain.  No valuation reserve was deemed necessary at September 30, 2014 or at December 31, 2013.  Also, in accordance with FASB ASC Topic 740 (formerly FIN 48), the Company had reserves on the books for uncertainties in tax positions of $104,000, and $100,000 at September 30, 2014, and December 31, 2013, respectively. These reserves are reviewed each quarter.

Other Comprehensive Income (Loss)

For the three and nine-months ended September 30, 2014 and 2013, respectively, the sole component of Other Comprehensive Income (Loss) was a foreign currency translation adjustment.

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

Concentrations

The Company has one significant customer who represents more than 10% of the Company’s Net Sales for the quarter and first nine months of 2014 and 2013, and more than 10% of the Company’s Accounts Receivable balance at September 30, 2014 and December 31, 2013.  Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are discussed in detail in the Company’s December 31, 2013 Form 10-K, and there has been little change as of this quarterly report.

3. INVENTORIES

Inventories, net of reserves consisted of the following:

	September 30,	December 31,
	2014	2013
	(dollars in thousands)

Finished Goods	$ 4,749	$ 4,839
Raw Materials	1,811	1,889
Total Inventory	$ 6,560	$ 6,728

4. LINE OF CREDIT

As of October 23, 2014, the Company agreed to new proposed terms provided by Santander Bank, formerly Sovereign Bank, NA (“Sovereign”) which would allow the Company to borrow on an unsecured $15,000,000 line of credit for a period of five years with interest rates slightly more favorable to the Company than provided in the December 30, 2010 agreement, which is detailed below.  The revised formal Revolving Line of Credit Note and Loan Agreement are currently being finalized.

On December 30, 2010, the Company agreed to a Revolving Line of Credit Note and Loan Agreement with Sovereign.  The Company established a line of credit facility in the maximum amount of $10,000,000, maturing on December 31, 2014, with funds available for working capital purposes and other cash needs.  The loan is collateralized by all of the Company’s tangible and intangible assets.  The loan agreement provides for the payment of any borrowings under the agreement at an interest rate range of either LIBOR plus 1.75% to plus 2.75% (for borrowings with a fixed term of 30, 60, or 90 days), or, Prime less 0.50% to plus 0.50% (for borrowings with no fixed term other than the December 31, 2014 maturity date), depending upon the Company’s then existing financial ratios.  At September 30, 2014, the Company’s ratio would allow for the most favorable rate under the agreement’s range, which would be a rate of 1.98% (LIBOR plus 1.75%).  The Company is required to pay an annual commitment fee for the access to the funds, and is also obligated to pay a “Line Fee” ranging from 17.5 to 35.0 basis points of the average unused balance on a quarterly basis, depending again upon the Company’s then existing financial ratios.  The Company may terminate the line at any time during the four year term, as long as there are no amounts outstanding.

As of September 30, 2014, and December 31, 2013, the Company had no outstanding borrowings on its line of credit, and the Company was in compliance with all debt covenants.

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

The Company has salary continuation agreements with one current employee, and one former employee who retired at the end of 2010.  These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death.  The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65.  The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination.  The net present value of the retirement payments associated with these agreements is $489,000 at September 30, 2014, of which $477,000 is included in Other Long Term Liabilities, and the remaining current portion of $12,000 is included in Other Liabilities, associated with the retired employee previously noted who is now receiving benefit payments.  The December 31, 2013 liability of $451,000, had $439,000 reported in Other Long Term Liabilities, and a current portion of $12,000 in Other Liabilities.

The Company has obtained and is the beneficiary of three whole life insurance policies with respect to the two employees discussed above, and one other employee policy.  The cash surrender value of such policies (included in Other Long Term Assets) amounts to $1,006,000 at September 30, 2014 and $962,000 at December 31, 2013.

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

The Company has in place commercial general liability insurance policies that cover the Claims, as noted above, including those alleging damages as a result of product defects.  Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $250,000, depending upon the insurance deductible or retention in place for the respective claim year.  The aggregate maximum exposure for all current open Claims is estimated to not exceed approximately $4,100,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions.  It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered and outstanding settlements for existing claims. The liabilities recorded on the Company’s books at September 30, 2014 and December 31, 2013 were $518,000 and $686,000, respectively, and are included in Other Liabilities.

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

In February of 2012, the Company was made aware of a fraud perpetrated by an outside party involving insurance related premiums that the Company had prepaid for umbrella coverage. The assets are currently secured by a governmental agency who investigated the case, held in a custodial account.  As of May of 2014, utilizing the secured funds, the court has ordered restitution to all victims including Omega.  It is not clear however at this point what amount will eventually be received by the Company.  The value of the assets on the books amount to $213,000 at September 30, 2014, and $227,000 at December 31, 2013, and are included in Other Long Term Assets.  It is possible that not all of those funds will be returned to the Company, or the Company may need to incur additional costs to procure collection.  The Company is currently pursuing all avenues in an effort to bring closure to the event, reclaim the assets, and has since replaced the aforementioned insurance coverage.

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

Grants of Phantom Stock Units.  As of December 31, 2013, the Company had 17,193 unvested units outstanding, all of which were granted at Full Value.  On February 19, 2014, the Company granted an additional 10,460 Full Value Units with a fair value of $17.72 per unit on grant date, using historical volatility. In March 2014, the Company paid $199,000 for the 8,100 fully vested and matured units that were granted on March 3, 2010, including their respective earned dividend values.  As of September 30, 2014, the Company had 19,156 unvested units outstanding.

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

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience.  Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense as of September 30, 2014.

The total Phantom Stock related liability as of September 30, 2014 was $439,000 of which $167,000 is included in other liabilities, as it is expected to be paid in March 2015, and the balance of $272,000 is included in other long term liabilities.

In accordance with FASB ASC Topic 718, Stock Compensation, the Company recorded compensation expense of approximately $139,000 and $234,000 related to the Phantom Stock Plan for the nine months ended September 30, 2014 and 2013, respectively.

The following table summarizes information about the Company’s nonvested phantom stock Units at September 30, 2014:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2013	17,193	$12.89
Granted	10,460	$17.72
Vested	(8,497)	$12.57
Forfeited	---	---
Canceled	---	---
Nonvested at September 30, 2014	19,156	$15.67
Phantom Stock Unit Awards Expected to Vest	19,156	$15.67

 The total unrecognized compensation costs calculated at September 30, 2014 are $244,000 which will be recognized through February of 2017.  The Company will recognize the related expense over the weighted average period of 1.48 years.

7.  NONCONTROLLING INTERESTS

The Company owns 100% of all subsidiaries, except for a small portion of one, which is owned by a Noncontrolling Interest.  At December 31, 2013, Total Shareholders’ Equity was $25,631,000, and the Noncontrolling Interest was $122,000.  For the nine month period ended September 30, 2014, the Noncontrolling Interest’s portion of Net Income was approximately $95,000, and their portion of Other Comprehensive Income was a loss of $4,000.  At September 30, 2014, Total Shareholders’ Equity was $34,752,000, of which the Noncontrolling Interest held a value of $213,000.

8. SHAREHOLDERS’ EQUITY

As of September 30, 2014 and December 31, 2013, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share.  At both dates, the number of shares issued was 10,153,633, and the total number of outstanding shares was 10,091,822, with the 61,811 variance representing shares held in Treasury.

On April 4, 2014, the Company’s Board of Directors authorized an extension of its stock repurchase program without expiration, up to a maximum amount of $1,000,000.  The original program established in December of 2007 authorized the purchase of up to $5,000,000 of its common stock.  The purchases may be made from time-to-time in the open market or in privately negotiated transactions, depending on market and business conditions.  The Board retained the right to cancel, extend, or expand the share buyback program, at any time and from time-to-time.  Since inception, the Company has purchased a total of 61,811 shares for approximately $932,000, or approximately $15 per share.  The Company did not make any stock repurchases during the first nine months of 2014, or during the year ended December 31, 2013.

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

The Company’s business is managed as a single operating segment that consists of the manufacture and sale of flexible metal hose and accessories.  The Company’s products are concentrated in residential and commercial construction, and general industrial markets, with a comprehensive portfolio of intellectual property and patents issued in various countries around the world. The Company’s primary product, flexible gas piping, is used for gas piping within residential and commercial buildings.  Through its flexibility and ease of use with patented fittings distributed under the trademarks AutoSnap® and AutoFlare®, TracPipe® and TracPipe® CounterStrike® flexible gas piping allows users to substantially cut the time required to install gas piping, as compared to traditional methods.  The Company’s products are manufactured at the Company’s Exton, Pennsylvania facilities and in Banbury, Oxfordshire in the United Kingdom.  A majority of the Company’s sales across all industries are generated through independent outside sales organizations such as sales representatives, wholesalers and distributors, or a combination of both.  The Company has a broad distribution network in North America and to a lesser extent in other global markets.

CHANGES IN FINANCIAL CONDITION

The Cash balance was $16,123,000 at September 30, 2014, compared to $8,257,000 at December 31, 2013, increasing $7,866,000 (95.3%) during the nine months.  The Company had Net Income attributable to Omega Flex, Inc. of $9,126,000 through the first nine months of the year, but as typical during the first portion of the year, also paid some major obligations, such as incentive compensation, promotional incentives and taxes, which offset a portion of the cash generation from operations.

The Accounts Receivable balance was $15,094,000 at September 30, 2014, compared to $12,968,000 at December 31, 2013, therefore increasing $2,126,000 (16.4%) during the period.  Sales for the third quarter of 2014 were approximately 9% higher than sales in the fourth quarter of 2013, which therefore created an increase in the Accounts Receivable balance, and the remaining change between periods is principally due to timing.

Accrued Commissions and Sales Incentives decreased $1,154,000 (29.3%), being $2,780,000 at September 30, 2014, compared to $3,934,000 at December 31, 2013.  The decrease mostly pertained to the payment of annual sales incentive programs earned in 2013 and paid during the first quarter of 2014, offset partially by the recording of the new 2014 program obligations.  Historically, annual programs represent a significant portion of the overall sales incentive payment structure, and therefore the balance at the end of a year is typically more significant than during any other quarter end.  Additionally, sales incentives have been lower in 2014 than in the prior year largely due to some customers’ inability to reach required growth tiers which enable them to earn higher payouts.

RESULTS OF OPERATIONS

Three-months ended September 30, 2014 vs. September 30, 2013

The Company reported comparative results from operations for the three-months ended September 30, 2014 and 2013 as follows:

	Three-months ended September 30, (in thousands)

	2014	2014	2013	2013
	($000)		($000)
Net Sales	$ 23,837	100.0%	$ 19,988	100.0%
Gross Profit	$ 14,316	60.1%	$ 10,979	54.9%
Operating Profit	$ 6,095	25.6%	$ 4,089	20.5%

Net Sales.  The Company’s 2014 third quarter sales increased $3,849,000 (19.3%) over the same period in 2013, ending at $23,837,000 for the three months ended September 30, 2014, compared to $19,988,000 for the same three months in 2013.

The 19.3% increase in Net Sales for the quarter was largely driven by a rise in unit volume, reflecting a solid rebound in the construction environment from the sluggish first quarter of the year that was stifled by the harsh weather conditions seen across a large portion of the United States.  Net Sales for the period have also benefited from modest price improvements, such as a decrease in promotional incentives.

Gross Profit.  The Company’s gross profit margins have improved between the two periods, being 60.1% and 54.9% for the three-months ended September 30, 2014 and 2013, respectively.  The favorable change resulted from a combination of items, including the pricing improvements noted above, and the Company’s ability to find various efficiencies in cost of sales.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight.  Selling expense was $3,706,000 and $3,185,000 for the three-months ended September 30, 2014 and 2013, respectively, representing an increase of $521,000.  Commissions and freight each increased largely in conjunction with the increase in sales, and advertising was also higher during the quarter.  Sales expense as a percent of net sales has however decreased, being 15.6% for the three-months ended September 30, 2014, compared to 15.9% for the three-months ended September 30, 2013.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services.  General and administrative expenses were $3,751,000 and $3,032,000 for the three-months ended September 30, 2014 and 2013, respectively, increasing $719,000 or 23.7% between periods.  There was a $573,000 increase in staffing related expenses, mostly incentive compensation earned in association with the strong profits generated during the quarter.  Additionally, the Company recognized an increase in legal and insurance related expenses primarily associated with product liability claims and coverage.  As a percentage of sales, general and administrative expenses increased to 15.7% for the three months ended September 30, 2014 from 15.2% for the three months ended September 30, 2013.

Engineering Expense.  Engineering expenses consist of development expenses associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes.  Engineering expenses increased $91,000 for the quarter.  They were $764,000 and $673,000 for the three months ended September 30, 2014 and 2013, respectively.  Engineering expenses as a percentage of sales were 3.2% and 3.4% for the three months ended September 30, 2014, and 2013, respectively, showing a slight improvement.

Operating Profit.  Reflecting all of the factors mentioned above, Operating Profits increased by $2,006,000, or 49.1% over last year.  The Company had a profit of $6,095,000 in the three-month period ended September 30, 2014, versus a profit of $4,089,000 in the three-months ended September 30, 2013.

Interest Income (Expense).  Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit.  The interest income was nominal for the third quarter of 2014 and 2013.

Other Income (Expense).  Other Income (Expense) primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our U.K. subsidiary.  For the current quarter, the Company recognized expense of $32,000, but in 2013, the Company recorded income of $64,000.

Income Tax Expense.  Income Tax Expense was $2,002,000 for the third quarter of 2014, compared to $1,420,000 for the same period in 2013.  The $582,000 increase was primarily due to higher income before taxes.  The Company’s effective tax rate in 2014 approximates the 2013 rate and does not differ materially from expected statutory rates.

Nine-months ended September 30, 2014 vs. September 30, 2013

The Company reported comparative results from operations for the nine-months ended September 30, 2014 and 2013 as follows:

	Nine-months ended September 30, (in thousands)

	2014	2014	2013	2013
	($000)		($000)
Net Sales	$ 60,298	100.0%	$ 55,262	100.0%
Gross Profit	$ 35,049	58.1%	$ 29,800	53.9%
Operating Profit	$ 13,655	22.7%	$ 10,446	18.9%

Net Sales.  The Company’s sales for the first nine months of 2014 increased $5,036,000 (9.1%) over the same period in 2013, ending at $60,298,000 and $55,262,000 in 2014 and 2013, respectively.

The 9.1% increase in Net Sales reflects a steady progression of improvement over the year, as the first quarter saw growth of 1.3%, and through the first six months Net Sales had increased by 3.4% over 2013.  As previously noted, the construction environment was hampered by the harsh weather conditions during the first quarter, but has since picked up.  The increase in sales is a combination of price enhancements, including a decrease in promotional incentives, and a rise in unit volume.

Gross Profit.  The Company’s gross profit margins have increased between the two periods, being 58.1% and 53.9% for the nine-months ended September 30, 2014 and 2013, respectively. The improvement resulted from a combination of items, including the pricing changes noted above, and the Company’s ability to find various efficiencies in cost of sales.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight.  Selling expense was $10,257,000 and $9,429,000 for the nine-months ended September 30, 2014 and 2013, respectively, representing an increase of $828,000.  Although no particular item was the main contributor or represented a significant increase on its own, there were a few components that were higher than others and make up the bulk of the difference.  Advertising costs increased due to various campaigns, and staffing related expenses also rose.  In addition, Commissions and freight increased compared to last year, largely in relation with the increase in sales.  Sales expense as a percent of Net Sales was mostly flat, being 17.0% for the nine-months ended September 30, 2014, and 17.1% for the nine-months ended September 30, 2013.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services.  General and administrative expenses were $9,011,000 and $7,908,000 for the nine-months ended September 30, 2014 and 2013, respectively, increasing $1,103,000 between periods.  The majority of the change pertained to an increase in staffing related expenses of $997,000, mostly incentive compensation earned in associated with the strong profits generated during the year.  As a percentage of sales, general and administrative expenses increased to 14.9% for the nine-months ended September 30, 2014 from 14.3% for the nine-months ended September 30, 2013.

Engineering Expense.  Engineering expenses consist of development expenses associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes.  Engineering expenses have increased slightly between periods, as they were $2,126,000 and $2,017,000 for the nine-months ended September 30, 2014 and 2013, respectively.  Engineering expenses as a percentage of sales were 3.5% for the nine-months ended September 30, 2014 and 3.7% for the nine-months ended September 30, 2013.

Operating Profit.  Reflecting all of the factors mentioned above, Operating Profits were up $3,209,000 or 30.7%, ending with a profit of $13,655,000 for the first nine months of 2014, compared to $10,446,000 in 2013.

Interest Income (Expense).  Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit.  There was a nominal amount of interest income recorded during the first nine months of 2014 and 2013.

Other Income (Expense).  Other Income (Expense) primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our U.K. subsidiary.  For the nine month period, there was expense of $25,000 in 2014, and $62,000 in 2013, both largely the result of a weakened British Pound.

Income Tax Expense.  Income Tax Expense was $4,430,000 for the first nine months of 2014, compared to $3,518,000 for the same period in 2013, increasing by $912,000, largely in correlation with the change in income before taxes.  The Company’s effective tax rate in 2014 approximates the 2013 rate and does not differ materially from expected statutory rates.

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

Goodwill

In accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other, the Company performs an annual impairment test in accordance with this guidance at the end of each year, or when a triggering event is noted that may indicate impairment.  This was last tested at December 31, 2013, and the analysis did not indicate any impairment of goodwill.  There are no circumstances that indicate that Goodwill might be impaired at September 30, 2014.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period in which the rate is enacted.  A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain.  No valuation reserve was deemed necessary at September 30, 2014 or at December 31, 2013.  Also, in accordance with FASB ASC Topic 740 (formerly FIN 48), the Company had reserves on the books for uncertainties in tax positions of $104,000, and $100,000 at September 30, 2014, and December 31, 2013, respectively. These reserves are reviewed each quarter.

Other Comprehensive Income (Loss)

For the nine-months ended September 30, 2014 and 2013, respectively, the sole component of Other Comprehensive Income (Loss) was a foreign currency translation adjustment.

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

As of September 30, 2014, the Company had a cash balance of $16,123,000.  Additionally, the Company has a $10,000,000 line of credit available with Sovereign, as discussed in detail in Note 4, which had no borrowings outstanding upon it at September 30, 2014.  At December 31, 2013, the Company had cash of $8,257,000, and also had no borrowings against the line of credit at that time.

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For the first nine months of 2014, the Company’s cash provided from operating activities was $8,024,000, compared to $6,905,000 of cash provided during the first nine months of 2013, thus increasing by $1,119,000 between periods.  It is worthy to note that the cash activity during 2013 had two unusual events that were significant, and partially offsetting.  The Company paid approximately $1,300,000 during the first quarter of 2013 related to the settlement in England, as discussed in Note 11 of the Company’s December 31, 2013 Form 10-K, which depleted cash.  Inversely, most of the incentive compensation earned during 2012 was paid in December of the same year, whereas it is usually paid during the first quarter of the following year, and therefore had the effect of increasing cash generation during 2013 by slightly over $2,000,000. Excluding those two isolated events from 2013, cash generation during 2014 was even stronger than the prior year than originally described above.

As a general trend, the Company tends to deplete cash early in the year, as significant payments are typically made for accrued promotional incentives, incentive compensation, and taxes.  Cash has then historically shown a tendency to be restored and accumulated during the latter portion of the year.

Investing Activities

Cash used in investing activities for the first nine months of 2014 and 2013 was $78,000 and $473,000, respectively, all related to capital expenditures for both periods.  During 2013, the Company added machinery and leasehold improvements to the new facility in Exton which required a greater outlay of cash than in the current year.

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

Financing Activities

The Company paid $324,000 during the first quarter of 2013 to pay off the entire outstanding balance on the line of credit that existed at December 31, 2012.  The Company had no borrowings on its line of credit during 2013 or 2014, and therefore did not have any outstanding balances on the line at either September 30, 2014 or December 31, 2013.

As of October 23, 2014, the Company agreed to new proposed terms provided by Santander Bank, formerly Sovereign Bank, NA (“Sovereign”) which would allow the Company to borrow on an unsecured $15,000,000 line of credit for a period of five years with interest rates slightly more favorable to the Company than provided in the existing December 30, 2010 agreement, which is detailed in Note 4, under “Line of Credit”.  The revised formal Revolving Line of Credit Note and Loan Agreement are currently being finalized.

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

Item 4 – Controls And Procedures

(a)

Evaluation of Disclosure Controls and Procedures.

At the end of the fiscal third quarter of 2014, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures.  The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission.  The Company’s management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

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

The Company has in place commercial general liability insurance policies that cover the Claims, as noted above, including those alleging damages as a result of product defects.  Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $250,000, depending upon the insurance deductible or retention in place for the respective claim year.  The aggregate maximum exposure for all current open Claims is estimated to not exceed approximately $4,100,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions.  It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered and outstanding settlements for existing claims. The liabilities recorded on the Company’s books at September 30, 2014 and December 31, 2013 were $518,000 and $686,000, respectively, and are included in Other Liabilities.

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

In February of 2012, the Company was made aware of a fraud perpetrated by an outside party involving insurance related premiums that the Company had prepaid for umbrella coverage. The assets are currently secured by a governmental agency who investigated the case, held in a custodial account.  As of May of 2014, utilizing the secured funds, the court has ordered restitution to all victims including Omega.  It is not clear however at this point what amount will eventually be received by the Company.  The value of the assets on the books amount to $213,000 at September 30, 2014, and $227,000 at December 31, 2013, and are included in Other Long Term Assets.  It is possible that not all of those funds will be returned to the Company, or the Company may need to incur additional costs to procure collection.  The Company is currently pursuing all avenues in an effort to bring closure to the event, reclaim the assets, and has since replaced the aforementioned insurance coverage.

Item 4 – Submission of Matter to a Vote of the Security Holders

No matters were submitted to the security holders of the Company for a vote during the third quarter of 2014.

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

OMEGA FLEX, INC.
(Registrant)

Date: November 7, 2014	By: /S/ Paul J. Kane______________
Paul J. Kane
Vice President – Finance
and Chief Financial Officer