Form 10-K
period 2014-12-31
Omega Flex, Inc.
filed 2015-03-13
CIK 1317945

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes [X]      No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

[X]

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

Yes [  ]

No [X]

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2014, the last business day of the most recently completed second quarter of 2014 was $62,459,466.

The number of shares of common stock outstanding as of March 1, 2015 was 10,091,822.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated by reference from the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A) for the 2015 annual meeting of shareholders to be held on June 2, 2015.

INDEX

Pages of
this report

Report of Independent Registered Public Accounting Firm	Page 21
Financial Statements:
(a)(1) Consolidated Balance Sheets as of December 31, 2014 and 2013	Page 22
Consolidated Statements of Operations For the Years Ended December 31, 2014 and 2013	Page 23
Consolidated Statements of Comprehensive Income For the Years Ended December 31, 2014 and 2013	Page 24
Consolidated Statements of Shareholders’ Equity For the Years Ended December 31, 2014 and 2013	Page 25
Consolidated Statements of Cash Flows For the Years Ended December 31, 2014 and 2013	Page 26
Notes to the Consolidated Financial Statements	Pages 27 through 38
(a)(2) Financial Statement Schedules

No other financial statement schedules are required by Regulation S-X.

(a)(3)

Exhibits

The Exhibit Index is set forth on Pages 42 and 43.  No annual report to security holders as of December 31, 2014 has been sent to security holders and no proxy statement, form of proxy or other proxy soliciting material has been sent by the registrant to more than ten of the registrant’s security holders with respect to any annual or other meeting of security holders held or to be held in 2015. Such annual report to security holders, proxy statement or form of proxy will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

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

The Company’s business is managed as a single operating segment that consists of the manufacture and sale of flexible metal hose and accessories.  The Company’s products are concentrated in residential and commercial construction, and general industrial markets, with a comprehensive portfolio of intellectual property and patents issued in various countries around the world. The Company’s primary product, flexible gas piping, is used for gas piping within residential and commercial buildings.  Through its flexibility and ease of use, the Company’s TracPipe® and TracPipe® CounterStrike® flexible gas piping, along with its fittings distributed under the trademarks AutoSnap® and AutoFlare®, allows users to substantially cut the time required to install gas piping, as compared to traditional methods.  The Company’s products are manufactured at its Exton, Pennsylvania facilities in the United States, and in Banbury, Oxfordshire in the United Kingdom.  A majority of the Company’s sales across all industries are generated through independent outside sales organizations such as sales representatives, wholesalers and distributors, or a combination of both.  The Company has a broad distribution network in North America and to a lesser extent in other global markets.

Industry Overview

The flexible metal hose industry is highly fragmented and diverse, with over 10 companies producing flexible metal hose in the United States, and at least that many in Europe and Asia.  Because of its simple and ubiquitous nature, flexible metal hose can be applied and has been applied to a number of different applications across a broad range of industries.

The major market categories for flexible metallic hose include (1) automotive, (2) aerospace, (3) residential and commercial construction, and (4) general industrial. Omega Flex participates in the latter two markets for flexible metallic hose.  The residential and commercial construction markets utilize corrugated stainless steel tubing (CSST) primarily for flexible gas piping and gas appliance connectors, and secondarily as pump connectors and seismic loops to isolate vibration in mechanical piping systems in commercial buildings.  The general industrial market includes all of the processing industries, the most important of which include primary steel, petrochemical, pharmaceutical, and specialty applications for transfer of fluids at both extremely low and high temperatures, (such as the conveying of cryogenic liquids) and a highly fragmented OEM market, as well as the maintenance and repair market.

None of our competitors appear to be dominant in more than one market.  We are a leading supplier of flexible metal hose in each of the markets in which we participate.  Our assessment of our overall competitive position is based on several factors.

The flexible gas piping market in the U.S. is currently concentrated in the residential housing market.  Based on the reports issued by the national trade groups on housing construction, the level of acceptance of flexible gas piping in the construction market, and the average usage of flexible gas piping in a residential building, we are able to estimate with a reasonable level of accuracy the size of the total gas piping market.  In addition, the Company is a member of an industry trade group comprised of the four largest manufacturers of CSST in the United States, which compiles and distributes sales statistics for its members relative to flexible gas piping. Based on our sales and the statistics described above, the Company can estimate its position within that market.  For other applications, industry trade groups collect and report data related to these markets, and we can then compare and estimate our status within that group as a whole.  In addition, the customer base for the products that we sell, and the identity of the manufacturers aligned with those customers is fairly well known, which again allows the Company to extract information and estimate its market position.  Lastly, the term “leading” implies a host of factors other than sales volume and market share position. It includes the range and capability of the product line, history of product development and new product launches, all of which information is in the public domain. Based on all of this information, the Company is reasonably confident that it is indeed a leader in the major market segments in which it participates.

Development of Business

The Company recently celebrated its 40th anniversary.  Incorporated in 1975 under the name of Tofle America, Inc. the Company was originally established as the subsidiary of a Japanese manufacturer of flexible metal hose. For a number of years, we were a manufacturer of flexible metal hose that was sold primarily to customers using the hose for incorporation into finished assemblies for industrial applications.  We later changed our name to Omega Flex, Inc., and in 1996, we were acquired by Mestek, Inc. (Mestek).

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

Over the years, most of the Company’s business has been derived from Omega Flex, Inc., and concentrated in North America, but the Company also has two subsidiaries located in the United Kingdom, which are largely focused on European and other international markets.  The Company also has a local subsidiary which owns the Company’s Exton, Pennsylvania real estate.

Overview of Current Business

Products

The Company’s business is managed as a single operating segment that consists of the manufacture and sale of flexible metal hose and accessories.

The Company has had the most success within the residential construction industry with its flexible gas piping products, TracPipe®, which was introduced in 1997, and its more robust counterpart TracPipe® CounterStrike®, which came to market in 2004.  Partnered with the development of our AutoFlare® patented fittings and accessories, both have enjoyed wide acceptance due to their reliability and durability.  Within that industry, the flexible gas piping products that we offer and similar products offered by our competitors have sought to overcome the use of black iron pipe that has traditionally been used by the construction industry in the United States and Canada for the piping of fuel gases within a building.  Prior to the introduction of the first CSST system in 1989, nearly all construction in the United States and Canada used traditional black iron pipe for gas piping.  However, the advantages of CSST in areas subject to high incidence and likelihood of seismic events had been first demonstrated in Japan.  In seismic testing, the CSST was shown to withstand the stresses on a piping system created by the shifting and movement of an earthquake better than rigid pipe.  The advantages of CSST over the traditional black iron pipe also include lower overall installation costs because it can be installed in long uninterrupted lines within the building.

The flexibility of the tube allows it to be bent by hand without any tools when a change in direction in the line is required.  In contrast, black iron pipe requires that each bend in the pipe have a separate fitting attached.  This requires the installer to thread the ends of the black iron pipe, apply an adhesive to the threads, and then screw on the fitting, all of which is labor intensive and costly, including testing and rework if the work is not done properly.  As a result of these advantages, the Company estimates that CSST now commands slightly over one-half of the market for fuel gas piping in new and remodeled residential construction in the United States, and the use of rigid iron pipe, and to a lesser degree copper tubing, accounts for the remainder of the market.  The Company plans to continue its growth trend by demonstrating its advantages against other technologies, in both the residential and commercial markets, in both the United States and overseas in geographic areas that have access to natural gas distribution systems.

In 2004, we introduced a new brand of flexible gas piping sold under the registered trademark “CounterStrike®”.  CounterStrike® is designed to be more resistant to damage from transient electrical arcing.  This feature is particularly desirable in areas that are subject to high levels of lightning strikes, such as the Southeast and Ohio Valley sections of the United States.  In a lightning strike, the electrical energy of the lightning can energize all metal systems and components in a building.  This electrical energy, in attempting to reach ground, may arc between metal systems that have different electrical resistance, and arcing can cause damage to the metal systems.  In standard CSST systems, an electrical bond between the CSST and the building’s grounding electrode would address this issue, but lightning is an extremely powerful and unpredictable force. CounterStrike® CSST is designed to be electrically conductive and therefore disperse the energy of any electrical charge over the entire surface of the CounterStrike® line.  In 2007, we introduced a new version of CounterStrike® CSST that was tested to be even more resistant to damage from electrical arcing than the original version, and substantially more effective than standard CSST products.  As a result of its robust performance, the new version of CounterStrike® has been widely accepted in the market, and thus during 2011, the Company made the decision to sell exclusively CounterStrike® within the United States.  This move demonstrated the Company’s commitment to innovation and safety, and further enhanced our leadership in the marketplace.

In 2008, the Company introduced its first double containment piping product – DoubleTrac®.   DoubleTrac double containment piping has earned stringent industry certifications for its ability to safely contain and convey automotive fuels.  DoubleTrac received certification from Underwriters Laboratory, the testing and approval agency, that our product is fully compliant with UL971A, which is the product standard in the United States for metallic underground fuel piping, as well as approvals from other relevant state agencies that have more stringent testing procedures for the product.  Similar to our flexible gas piping, DoubleTrac provides advantages over older rigid pipe technologies.  DoubleTrac is made and can be installed in long continuous runs, eliminating the need for manually assembling rigid pipe junctions at the end of a pipe or at a turn in direction.   In addition, DoubleTrac has superior performance in terms of its ability to safely convey fuel from the storage tank to the dispenser to the extent that DoubleTrac is essentially a zero permeation piping system, far exceeding the most stringent government regulations.  Originally designed for applications involving automotive fueling stations running from the storage tank to the fuel dispenser, the ability of DoubleTrac to handle a variety of installation challenges has broadened its applications to include refueling at marinas, fuel lines for back-up generators, and corrosive liquids at waste treatment plants.  In short, in applications where double containment piping is required to handle potentially contaminating fluids or corrosive fluids, DoubleTrac is engineered to handle those demanding applications.

DEF-Trac®, a complementary product which is very similar to DoubleTrac, was brought to the marketplace in 2011.  DEF-Trac® piping is specifically engineered to handle the demanding requirements for diesel emissions fluid (DEF).  Recent federal regulations require all diesel engines to use DEF to reduce the particulate contaminants from the diesel combustion process.  However, DEF is highly corrosive and cannot be pre-mixed with the diesel fuel.  This requires that new diesel trucks and automobiles must have separate tanks built into the vehicle so that the diesel emissions fluid can be injected into the catalytic converter after the point of combustion.  Similarly, a large portion of fueling stations carrying diesel fuel are now also selling DEF through a separate dispenser.  In addition to being highly corrosive, DEF also has a high freezing temperature, requiring a heat trace in the piping in applications in northern areas of the United States.  DEF-Trac® flexible piping is uniquely suited to handle all of these challenges, as the stainless steel inner core is corrosion resistant, and DEF-Trac® also comes with options for heat trace that is extruded directly into the wall of the product.  In summary, DEF-Trac® provides a complete solution to the demanding requirements of this unique application, as such, DEF-Trac® has been met with enormous acceptance from the industry that was searching for a solution to the new environmental requirement.  The unique market position of DEF-Trac® has leveraged the penetration of DoubleTrac into the broader market for automotive fueling applications.

In September 2013, the Company announced that it would soon be releasing its newly developed fitting, AutoSnap®, as part of its flexible gas piping product line.  After successfully completing all required testing by independent testing agencies, as well as extensive field trials across the United States by trained TracPipe® CounterStrike® installers, AutoSnap® was officially introduced to the market in January 2014 to wide acceptance.  With its patent-pending design, the product simplifies the installation process, and addresses installer preferences for both speed and ease of installation.  With a planned slow release during 2014 in order to effectively manage inventory levels in conjunction with its well established predecessor fitting AutoFlare®, the Company expects to ramp up availability during the coming year.

In addition to the flexible gas piping and other markets described above, our flexible metal hose is used in a wide variety of other applications.  Our involvement in these markets is important because just as the flexible gas piping applications have sprung from our expertise in manufacturing annular metal hose, other applications may also evolve from our participation in the industry.  Flexible metal hose is used in a wide variety of industrial and processing applications where the unique characteristics of the flexible hose in terms of its flexibility, and its ability to absorb vibration and thermal expansion and contraction, has unique benefits over rigid piping.  For example, in certain pharmaceutical processing applications, the process of developing the specific pharmaceutical may require rapid freezing of various compounds through the use of liquefied gases, such as liquefied nitrogen, helium or Freon.  The use of flexible metal tubing is particularly appropriate in these types of applications.  Flexible metal hose can accommodate the thermal expansion caused by the liquefied gases carried through the hose, and the total length of the hose will not significantly vary.  In contrast, fixed or rigid metal pipe would expand and contract along its length as the liquid gases passed through it, causing stresses on the pipe junctions that would over time cause fatigue and failure.  Alternatively, within certain industrial or commercial applications using steam, either as a heat source or in the industrial process itself, the pumps used to transfer the liquid or steam within the system are subject to varying degrees of vibration.  Additionally, flexible metal hoses can also be used as connections between the pump and the intake of the fluids being transferred to eliminate the vibration effects of the pumps on the piping transfer system.   All of these areas provide opportunities for the flexible metal hose arena, and thus the Company continues to participate in these markets, as it seeks new innovative solutions which will generate additional revenue streams for the future.

Manufacturing

In each instance, whether the application is for corrugated stainless steel tubing for fuel gases, flexible metal hose for handling specialty chemicals or gases, flexible double containment piping, or unique industrial applications requiring ability to withstand wide variations in temperature and vibration, all of our success rests on our metal hose.  Most of our flexible metal hoses range in diameter from 1/4” to 2” while certain applications require diameters of up to 16”.  All of our smaller diameter pipe (2” inner diameter and smaller) is made by a proprietary process that is known as the rotary process. The proprietary process that we use to manufacture our annular hose is the result of a long-term development effort begun in 1995. Through continuous improvement over the years, we have developed and fine-tuned the process so that we can manufacture annular flexible metal hose on a high speed, continuous process. We believe that our own rotary process for manufacturing annular corrugated metal hose is the most cost efficient method in the industry, and that our rotary process provides us with a unique advantage in many of the industries in which we participate. As a result, we are able to provide our product on a demand basis. Over the years, the Company has had great success in achieving on-time delivery performance to the scheduled ship date.  The quick inventory turnover reduces our costs for in-process inventory, and further contributes to our gross margin levels.  We have also improved our productivity on a historical basis.

Raw Materials

We use various materials in the manufacture of our products, primarily stainless steel for our flexible metal hose and plastics for our jacketing material on TracPipe® and CounterStrike® flexible gas piping.  We also purchase all of our proprietary AutoFlare® and AutoSnap® brass fittings for use with the TracPipe® and CounterStrike® flexible gas piping.  Although we have multiple sources qualified for all of our major raw materials and components, we have historically used one or two sources of supply for such raw materials and components.  Our current orders for stainless steel and fittings are each placed with one or two suppliers.  If any one of these sources of supply were interrupted for any reason, then we would have to devote additional time and expense in obtaining the same volume of supply from our other qualified sources.  This potential transition, if it were to occur, could affect our operations and financial results during the period of such transition.  During 2014, nickel commodity prices had increased on average approximately 20% compared to the prior year, while copper commodity prices were similar to the prior year.  Nickel is a prime material in stainless steel, which the Company utilizes to manufacture CSST, and copper is a key component of the Company’s brass fittings.  The supply of our main raw materials appears to be stable with ample volume.  We believe that with our purchase commitments for stainless steel, polyethylene and for our proprietary fittings, that we have adequate sources of supply for these raw materials and components.  We have not had difficulty in obtaining the raw materials, component parts or finished goods from our suppliers in prior years.  We believe that an ample supply of stainless steel will continue until there is a reduction in global capacity, such as mine closures, which would then cause a constriction.  Volatility in the commodities marketplace and competitive conditions in the sale of our products could potentially restrict us from passing along raw materials or component part price increases to our customers.

Business Seasonality

The demand for our flexible piping products that are related to construction activity including TracPipe®, Counterstrike®, DoubleTrac® and SolarTrac®,  may be affected by the construction industry’s demand, which generally tightens during the winter months of each year due to cold and inclement weather.  Accordingly, sales are usually higher in the spring, summer and fall.

Customers

We sell our products to customers scattered across a wide and diverse set of industries ranging from construction to pharmaceutical with approximately 6,700 customers on record.  These sales channels include sales through independent sales representatives, distributors, original equipment manufacturers, direct sales, and sales through our website on the internet.  We utilize various distribution companies in the sale of our TracPipe® and Counterstrike® flexible gas piping, and these distribution customers in the aggregate represent a significant portion of our business.  In particular, the Company has one significant customer, (Customer A), whereby its various branches, represented approximately 15% of our sales in 2014 and 16% in 2013, and also accounted for approximately 21% and 23% of our accounts receivable balance at December 31, 2014 and 2013, respectively.  All of this business is done on a purchase order basis for immediate resale commitments or stocking, and there are no long-term purchase commitments.  In the event we were to lose an account, we would not expect any long-term reduction in our sales due to the broad end-user acceptance of our products.  We would anticipate that in the event of a loss of any one or more distributors, that after an initial transition period, the sale of our products would resume at or near their historical levels.  Furthermore, in the case of certain national distribution chains like Customer A and other distributors, it is possible that there would continue to be purchasing activity from one or more regional or branch distribution customers.  We sell our products within North America, primarily in the United States and Canada, and we also sell our products internationally, primarily in Europe through our manufacturing facility located in Banbury, England.  Our sales outside of North America represent approximately 12% and 10% of our total sales during 2014 and 2013, respectively, with most of the sales occurring in the United Kingdom and elsewhere in Europe.  We do not have a material portion of our long-lived assets located outside of the United States, and due to its small size, the foreign operations do not carry any additional risk from being located outside of the United States.

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

Competition

There are approximately ten manufacturers of flexible metal hose in the United States, and approximately that number in Europe and Asia.  The U. S. manufacturers include Titeflex Corporation, Ward Manufacturing, Microflex, U. S. Hose, Hose Master, and several smaller privately held companies.  No one manufacturer, as a general rule, participates in more than two of the major market categories, automotive, aerospace, residential and commercial construction, and general industrial, with most concentrating in just one.  We estimate that we are at or near the top position of the two major categories in which we participate in regards to market share.  In the flexible gas piping market, the U.S. market is currently concentrated in the residential housing market.  Based on the reports issued by the national trade groups on housing construction, the level of acceptance of flexible gas piping in the construction market, and the average usage of flexible gas piping in a residential building, as well as through our sales position within that market, we are able to estimate with a high level of accuracy the size of the total gas piping market.  In addition, the Company is a member of an industry trade group, which compiles and distributes sales statistics for its members relative to flexible gas piping.  For other applications, industry trade groups collect and report on the size of the relevant market, and we can estimate our percentage of the relevant market based on our sales as compared to the market as a whole.  The larger of our two markets, the construction industry, has seen an increase in the number of residential housing starts in 2014, as compared to the previous year.  As discussed elsewhere, black iron pipe or copper tube was historically used by all builders of commercial and residential buildings until the advent of flexible gas piping and changes in the relevant building codes.  Since that time, flexible gas piping has taken an increasing share of the total amount of fuel gas piping used in construction.

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

Intellectual Property

We have a comprehensive portfolio of intellectual property, including approximately 220 patents issued in various countries around the world.  The patents cover (a) the fittings used by the flexible gas piping to join the piping to a junction or assembly, (b) pre-sleeved corrugated stainless steel tubing for use in underground applications, (c) an electrically conductive jacket for flexible gas piping that we sell under the trademark CounterStrike®, and (d) a tubing containment system for our DoubleTrac® double containment piping.  In combination, our AutoFlare® and AutoSnap® fittings are the leading products used with flexible gas piping because they offer a metal-to-metal seal between the fitting and the tubing, and because of their robustness and ease of use.  The metal-to-metal contact provides for a longer lasting and more reliable seal than fittings which use gaskets or sealing compounds that can deteriorate over time.  In applications involving fuel gases in a building, the ability to maintain the seal and prevent the leaking of such gases over long periods of time is valued by our customers.  In addition, the AutoSnap® fitting provides the installer with greater ease of use by preassembling all the securing elements inside the body of the fitting.  We also have received a patent for the composition of the polyethylene jacket used in our CounterStrike® flexible gas piping product, which has increased ability to dissipate electrical energy in the event of a nearby lightning strike.  The tubing containment system of our DoubleTrac® double containment piping, which is also patented in the U.S. and in other countries, allows for the monitoring and collection of any liquids that may leak from the stainless steel containment layer.  The expiration dates for the several patents covering our AutoFlare® fittings will expire between 2016 and 2020 and the Counterstrike® patent will expire in 2025.

We currently have several patent applications pending in the United States and internationally covering improvements to our AutoFlare® fittings and our CounterStrike® polyethylene jacket, and also have a patent pending on our new AutoSnap® fitting.  Finally, and as mentioned above, our unique rotary process for manufacturing flexible metal hose has been developed over the last ten years, and constitutes a valuable trade secret.  In 2007, a Pennsylvania court issued a ruling that confirms our proprietary rotary manufacturing process does constitute a “trade secret” under Pennsylvania law, and is entitled to protection against unauthorized disclosure or misappropriation.

Research and Development Expense

Research and development expenses are charged to operations as incurred. Such charges aggregated $904,000, and $720,000, for the years ended December 31, 2014 and 2013, respectively, and are included in engineering expense in the accompanying consolidated statements of operations.

Employees

As of December 31, 2014, the Company had 140 employees.  Most of our employees are located in our manufacturing facilities in Exton, Pennsylvania, which contain our factory personnel, engineering, finance, human resources and most of our sales staff.  Our factory workforce in Exton, Pennsylvania, is not represented by a collective bargaining agent.  We also maintain an office in Middletown, Connecticut where management and certain other sales personnel reside.  A number of individual sales personnel are also scattered across the United States.  We also maintain a manufacturing facility in Banbury, England, which contains employees of similar functions to those in the U.S., but on a much smaller scale.  The sales personnel in England handle all sales and service for our products in Europe, most notably the United Kingdom, and the majority of our transactions with other international territories.

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

Item 2 - PROPERTIES

The Company owns its main facility, which is located in Exton, Pennsylvania about one hour west of Philadelphia and contains about 83,000 square feet of manufacturing and office space.  The Company also leases another 30,000 square foot manufacturing facility in Exton, nearby the main facility.  The majority of the manufacturing of our flexible metal hose is done at the Exton facilities.  During 2014, the Company consummated a new lease on a stocking and sales facility in Houston, Texas.  In the United Kingdom, we rent a facility in Banbury, England, which manufactures products and serves sales, warehousing and operational functions as well.  The corporate office of Omega Flex, Inc., is located in Middletown, Connecticut, and is leased.

Item 3 - LEGAL PROCEEDINGS

In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”).  For several years, there was an increase in the number of those Claims relating primarily to product liability, however, the Company does not believe that the Claims have legal merit, and is therefore vigorously defending against those Claims.  In 2013, the Company won two of the Claims at two separate trials, both of which were held in U.S. District Court; one in St. Louis, Missouri and the other in Bridgeport, Connecticut.  In both cases, the jury unanimously found that the Company was not negligent in designing its TracPipe® product, and that the TracPipe® product was not defective or unreasonably dangerous.  In 2010, the Company took its first Claim to trial in Pennsylvania, and the jury returned a verdict that the Company was not negligent in designing and selling the TracPipe product, but also returned a verdict for plaintiff on strict liability.  The Company has appealed that portion of the verdict, and in December 2014, the Supreme Court of Pennsylvania ruled in favor of the Company, and returned the case to the trial court for further hearings.

The Company has in place commercial general liability insurance policies that cover the Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $250,000 per claim, (depending on the terms of the policy and the applicable policy year) up to an aggregate amount.  The Company is insured on a ‘first dollar’ basis for workers’ compensation subject to statutory limits. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $250,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year.  The aggregate maximum exposure for all current open Claims is estimated to not exceed approximately $4,900,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions.  It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered and outstanding settlements for existing claims. The liabilities recorded on the Company’s books at December 31, 2014 and December 31, 2013 were $582,000 and $686,000, respectively, and are included on the Balance Sheet in Other Liabilities.

Additionally, two putative class action cases were filed against the Company; one in U.S. District Court for the Middle District of Florida titled Hall v. Omega Flex, Inc. and one in U.S. District Court for the Southern District of Ohio titled Schoelwer v. Omega Flex, Inc.  In both cases, the lead plaintiffs claimed that they are exposed to an increased likelihood of harm if one of the plaintiffs’ houses that contain TracPipe CSST is struck by lightning, that could damage the CSST causing a release of fuel gas in the house and causing a fire.  However, none of the lead plaintiffs have suffered any actual harm.  In 2014, the judges in both cases granted the Company’s motion to dismiss all of the plaintiff’s claims due primarily to a lack of jurisdiction because there is no actual case or controversy posed by these claims.

Finally, in February of 2012, the Company was made aware of a fraud perpetrated by an outside party involving insurance related premiums that the Company had prepaid for umbrella coverage. The assets are currently secured by a governmental agency who investigated the case, held in a custodial account.  As of May of 2014, utilizing the secured funds, the court has ordered restitution to all victims including the Company.  It is not clear however at this point what amount will eventually be received by the Company.  The value of the assets on the books amount to $213,000 at December 31, 2014, and $227,000 at December 31, 2013, and are included in Other Long Term Assets.  It is possible that not all of those funds will be returned to the Company, or the Company may need to incur additional costs to procure collection.  The Company is currently pursuing all avenues in an effort to bring closure to the event, reclaim the assets, and has since replaced the aforementioned insurance coverage.

Regarding the United Kingdom, as disclosed in Note 13, Subsequent Events, in the Company’s December 31, 2012 Form 10-K, our subsidiary, Omega Flex Limited (“OFL”), had been sued regarding the installation of TracPipe product in an apartment complex in England.  In March of 2013, OFL settled that case by entering into a settlement agreement and making a one-time payment of £800,000 to resolve all claims associated with the project.  The Company recorded approximately $1,300,000 in Other Liabilities at December 31, 2012 to reflect the event.  The amount was paid in full in March 2013, and therefore there is no liability relating to this at either December 31, 2014 or 2013.

Item 4 – MINE SAFETY DISCLOSURES – Not Applicable

PART II

Item 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

Our common stock is listed on the NASDAQ Global Market, under the symbol OFLX. The number of shareholders of record as of December 31, 2014, based on inquiries of the registrant’s transfer agent, was 464.  For this purpose, shareholders whose shares are held by brokers on behalf of such shareholders (shares held in “street name”) are not separately counted or included in that total.

The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock as reported by the NASDAQ Global Market.

PRICE RANGE

	2014		2013
	high	low	high	low

First Quarter	$ 24.19	$ 19.60	$ 17.19	$ 12.41
Second Quarter	$ 21.50	$ 18.65	$ 16.27	$ 12.58
Third Quarter	$ 19.92	$ 16.94	$ 20.53	$ 14.73
Fourth Quarter	$ 37.94	$ 19.03	$ 21.01	$ 18.51

We do not have any other securities, other than common stock, listed on a stock exchange or are publicly traded.

Dividends

On December 10, 2014, the Board of Directors “the Board” declared a special dividend of $0.49 per share to all shareholders of record as of December 22, 2014, which was paid to shareholders on January 5, 2015, in the total amount of $4,945,000.  In 2013, the Board declared a dividend of $0.425 per share on December 9, 2013, which was paid on January 2, 2014 to all shareholders on record as of December 19, 2013, totaling $4,289,000.

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

The Company’s business is managed as a single operating segment that consists of the manufacture and sale of flexible metal hose and accessories.  The Company’s products are concentrated in residential and commercial construction, and general industrial markets, with a comprehensive portfolio of intellectual property and patents issued in various countries around the world. The Company’s primary product, flexible gas piping, is used for gas piping within residential and commercial buildings.  Through its flexibility and ease of use, the Company’s TracPipe® and TracPipe® CounterStrike® flexible gas piping, along with its fittings distributed under the trademarks AutoSnap® and AutoFlare®, allows users to substantially cut the time required to install gas piping, as compared to traditional methods.  The Company’s products are manufactured at its Exton, Pennsylvania facilities in the United States, and in Banbury, Oxfordshire in the United Kingdom.  A majority of the Company’s sales across all industries are generated through independent outside sales organizations such as sales representatives, wholesalers and distributors, or a combination of both.  The Company has a broad distribution network in North America and to a lesser extent in other global markets.

CHANGES IN FINANCIAL CONDITION

The Cash balance was $22,585,000 at December 31, 2014, compared to $8,257,000 at December 31, 2013, increasing $14,328,000 (173.5%) during the twelve months.  The majority of the increase came from general operations, as the Company had Net Income attributable to Omega Flex, Inc. of $13,462,000 during 2014.

Accrued Compensation, which includes unpaid payroll and earned incentive compensation, was $4,184,000 at December 31, 2014, compared with $3,114,000 at December 31, 2013, thus increasing $1,070,000 (34.4%).  The change between the periods primarily relates to incentive compensation, which was higher during 2014 due to an increase in profits compared to the prior year.

Accrued Commissions and Sales Incentives decreased $1,185,000 (30.1%), being $2,749,000 at December 31, 2014, compared to $3,934,000 at December 31, 2013.  The decrease mostly pertained to sales incentive programs.  During 2013, the construction industry experienced sizable growth in comparison to 2012, which enabled many of our customers to reach some of the highest growth tiers available and earn sizable payouts.  During 2014, the first quarter was very weak due to extremely harsh weather conditions which stalled many construction projects.  While the market did largely recover through the remainder of the year, it was not able to achieve the same level of output and therefore suppressed promotional sales incentives.

Dividends Payable was $4,945,000 at December 31, 2014, related to the Company’s announcement on December 10, 2014 that it would be paying a special dividend of $0.49 per share on January 5, 2015 to all shareholders of record as of December 22, 2014.  While the Company also declared a dividend during 2013, it was paid in December of 2013, and therefore there was no amount payable at December 31, 2013.

Taxes Payable at December 31, 2014 has increased $1,082,000 from December 31, 2013.  This is largely the result of an increase in Income Before Income Taxes, as shown in the Consolidated Statement of Operations, and particularly an increase in fourth quarter Operating Profit over last year as illustrated below.

RESULTS OF OPERATIONS

Three-months ended December 31, 2014 vs. December 31, 2013

The Company reported comparative results from continuing operations for the three-month period ended December 31, 2014 and 2013 as follows:

	Three-months ended December 31, (in thousands)

	2014	2014	2013	2013
	($000)		($000)
Net Sales	$ 24,921	100.0%	$ 21,860	100.0%
Gross Profit	$ 14,977	60.1%	$ 12,093	55.3%
Operating Profit	$ 6,990	28.1%	$ 4,602	21.1%

Net Sales.  The Company’s 2014 fourth quarter sales reached $24,921,000, which represented the highest sales quarter in the Company’s history.  Compared to the fourth quarter of 2013, which had sales of $21,860,000, sales increased $3,061,000 or 14.0%.  The growth in Net Sales for the quarter was driven by an increase in unit volume, price increases implemented to partially offset a rise in material costs, and a curtailment of various sales deductions.

Gross Profit.  The Company’s gross profit margins have improved between the two periods, being 60.1% and 55.3% as a percent of Net Sales for the three-months ended December 31, 2014 and 2013, respectively.  The favorable change resulted from a combination of items, including the pricing actions noted above, and the Company’s ability to find various efficiencies in cost of sales.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight.  Selling expense was $3,852,000 and $3,525,000 for the three-months ended December 31, 2014 and 2013, respectively, representing an increase of $327,000.  Commissions and freight represented the bulk of the change, as each increased largely in conjunction with the increase in sales.  Sales expense as a percent of Net Sales has however decreased, being 15.5% for the three-months ended December 31, 2014, compared to 16.1% for the three-months ended December 31, 2013.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services.  General and administrative expenses were $3,340,000 and $3,225,000 for the three-months ended December 31, 2014 and 2013, respectively, increasing $115,000 between periods.  There was a $460,000 increase in staffing related expenses, mostly incentive compensation earned in association with the strong profits generated during the quarter.  Inversely, the Company recognized a decrease in legal and insurance related expenses of $383,000 primarily attributable to product liability claims and coverage.  As a percentage of sales, general and administrative expenses decreased to 13.4% for the three months ended December 31, 2014 from 14.8% for the three months ended December 30, 2013.

Engineering Expense.  Engineering expenses consist of costs associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes.  Engineering expenses increased $54,000 for the quarter.  They were $795,000 and $741,000 for the three months ended December 31, 2014 and 2013, respectively.  Engineering expenses as a percentage of sales were 3.2% and 3.4% for the three months ended December 31, 2014, and 2013, respectively, showing a slight improvement.

Operating Profit.  Reflecting all of the factors mentioned above, Operating Profits increased by $2,388,000 or 51.9% over last year.  The Company had a profit of $6,990,000 in the three-month period ended December 31, 2014, versus a profit of $4,602,000 in the three-months ended December 31, 2013.

Interest Income (Expense).  Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit.  The Company had a nominal amount of interest income for the final quarter of both 2014 and 2013.

Other Income (Expense).  Other Income (Expense) primarily consists of foreign currency exchange gains (losses) related to transactions generated from Omega Flex Limited, our U.K. subsidiary.  For the fourth quarter of 2014 and 2013, the Company recognized expense of $56,000 and $12,000, respectively.

Income Tax Expense.  Income Tax Expense was $2,564,000 for the fourth quarter of 2014, compared to $1,373,000 for the same period in 2013.  The $1,191,000 increase was primarily due to higher income before taxes.  The Company’s effective tax rate in 2014 was 36.9% of pretax income compared to 29.9% in 2013.  The significant change was largely the result of the impact of US taxes related to dividends received in the fourth quarter from the UK affiliate.  The rates for both periods do not differ materially from expected statutory rates.

Twelve months ended December 31, 2014 vs. December 31, 2013

The Company reported comparative results from continuing operations for the twelve-month period ended December 31, 2014 and 2013 as follows:

Twelve-months ended December 31, (in thousands)

	2014	2014	2013	2013
	($000)		($000)
Net Sales	$ 85,219	100.0%	$ 77,122	100.0%
Gross Profit	$ 50,026	58.7%	$ 41,893	54.3%
Operating Profit	$ 20,645	24.2%	$ 15,048	19.5%

Net Sales.  The Company’s sales for the full year of 2014 were $85,219,000, representing the largest sales output in the Company’s history.  Sales for 2014 ended $8,097,000 (10.5%) above 2013 sales of $77,122,000. The 10.5% increase in Net Sales demonstrates the increased demand in our products, rooted in the recovering construction sector, and the overall confidence in our brands.  The change between periods was the result of an increase in unit volume, price increases implemented to partially offset a rise in material costs, and a reduction of various sales deductions.

Gross Profit.  The Company’s gross profit margins have increased between the two periods, being 58.7% and 54.3% for the twelve-months ended December 31, 2014 and 2013, respectively. The improvement resulted from a combination of items, including the changes in pricing and sales deductions noted above, as well as the Company’s ability to find various efficiencies in cost of sales.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight.  Selling expense was $14,109,000 and $12,954,000 for the twelve-months ended December 31, 2014 and 2013, respectively, representing an increase of $1,155,000.  Although no particular item was the main contributor or represented a significant increase on its own, there were a few components that were higher than others and make up the majority of the difference.  Commissions and freight increased compared to last year, largely in relation with the increase in sales.  Advertising costs increased due to various campaigns, including the costs associated with the introduction of the Company’s new snap on fitting AutoSnap®, and staffing related expenses also rose.  Selling expense as a percent of Net Sales was mostly in-line with the prior year, being 16.6% for 2014, and 16.8% in 2013.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services.  General and administrative expenses were $12,351,000 and $11,133,000 for 2014 and 2013, respectively, increasing $1,218,000 between periods.  The majority of the change pertained to an increase in staffing related expenses of $1,477,000, mostly incentive compensation earned in connection with the strong profits generated during the year.  That change was however softened by a decrease in legal and insurance related expenses primarily associated with product liability claims and coverage.  As a percentage of sales, general and administrative expenses were largely identical, being 14.5% in 2014 and 14.4% in 2013.

Engineering Expense.  Engineering expenses consist of costs associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes.  Engineering expenses have increased $163,000 between periods, as they were $2,921,000 and $2,758,000 for the twelve-months ended December 31, 2014 and 2013, respectively.  Engineering expenses as a percentage of sales were 3.4% in 2014 and 3.6% in 2013.

Operating Profit.  Reflecting all of the factors mentioned above, Operating Profits increased $5,597,000 or 37.2%, ending with a profit of $20,645,000 for 2014, compared to $15,048,000 in 2013.

Interest Income (Expense).  Interest income is earned on cash investments, and interest expense is incurred at times when the Company has debt amounts outstanding on its line of credit.  There was $36,000 and $9,000 of interest income recorded during 2014 and 2013.

Other Income (Expense).  Other Income (Expense) primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our U.K. subsidiary.  For the year, there was expense of $82,000 in 2014, and $74,000 in 2013, both largely the result of a weakened British Pound.

Income Tax Expense.  Income Tax Expense was $6,994,000 in 2014, compared to $4,891,000 for the same period in 2013, increasing by $2,103,000, largely in correlation with the change in income before taxes.  The Company’s effective tax rate in 2014 was 34% of pretax income compared to 33% in 2013.  The rates in both years do not differ materially from expected statutory rates, based upon the jurisdictions in which the income was earned.

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

During 2013 and 2014, the construction activity appeared to reflect a recovery, and has shown upward mobility.  Projections published by the National Association of Home Builders predicts housing starts will continue to increase during 2015.  However, any significant decrease in residential construction activity may materially adversely affect the Company’s financial condition.

Technological Changes—Although the HVAC industry has historically been impacted by technology changes in a relatively incremental manner, it cannot be discounted that radical changes might impact the use of natural gas, which could materially adversely affect the Company’s results of operations and/or financial position in the future, but at this time it does not appear that there are any known technologies that could negatively impact the market materially.

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

Purchasing Practices—It has been the Company’s policy in recent years to aggregate purchase volumes for high value commodities with fewer vendors to achieve maximum volume related cost reductions while maintaining quality and service.  This policy has been effective in reducing costs, but has introduced additional risk which could potentially result in short-term supply disruptions or cost increases from time to time in the future if one of the Company’s key vendors experiences any catastrophic event, such as bankruptcy.

Legal Costs —The Company is subject to lawsuits mostly relating to claims of product liability.  The Company has in place insurance policies to cover the defense of most of these cases, and any amounts payable with respect thereto, which are typically subject to deductibles or self-insured retention amounts that vary depending on the policy year.  In 2013, the Company won two cases at two separate trials.  In both cases, the jury unanimously found that the Company was not negligent in designing its TracPipe® product, and that the TracPipe® product was not defective or unreasonably dangerous.  In 2014, the Company won an appeal at the Supreme Court of Pennsylvania from a portion of an adverse jury verdict from an earlier trial, and in the process rewrote the law in Pennsylvania regarding products liability.  That case has been returned to the trial court for further hearings.  Finally, the Company was successful in obtaining the dismissal of two attempted class action cases that were filed against the Company.  In both cases the lead plaintiffs did not allege any actual harm had occurred, and the courts dismissed both those actions.  However, continued litigation and the defense costs associated therewith, in addition to any other payments made, could affect the Company's results of operations, perhaps materially, and could potentially affect the Company’s ability to obtain insurance through mainstream markets at an affordable price.

Supply Disruptions and Commodity Risks—The Company uses a variety of materials in the manufacture of its products, including stainless steel for its CSST, polyethylene which is used as a jacket for the CSST, as well as its previously documented electrical dispersion properties, and brass for its fittings. In connection with the purchase of commodities, principally stainless steel for manufacturing requirements, the Company occasionally enters into one-year purchase commitments which include a designated fixed price or range of prices.  These agreements sometimes require the Company to accept delivery of the commodity in the quantities committed, at the agreed upon prices.  Transactions required for these commodities in excess of the one year commitments are conducted at current market prices at the Company’s discretion.  Currently, the Company does not have any fixed purchase commitment contracts, but may enter into such transactions in the future.

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

Interest Rate Sensitivity - The Company currently has access to a $15,000,000 unsecured line of credit (LOC) with Santander Bank, formerly Sovereign Bank, NA (Sovereign), and as of December 31, 2014, has no outstanding amounts due on the line.  When the Company borrows against the LOC, all amounts must be paid back with interest, using an interest rate range of LIBOR plus 1.00% to LIBOR plus 1.35% or the Prime rate up to Prime plus 0.10%, depending upon the Company’s then existing financial ratios.  The Company may elect to use either the LIBOR or PRIME rates.  As of December 31, 2014, the actual rate to borrow was at approximately 1.25%.  Interest rates are also significant to the Company as a participant in the residential construction industry, since interest rates can be a determinant factor on whether or not borrowing funds for building will be affordable to our customers.  (See Construction Activity, above). Currently, interest rates are at historic lows, but any dramatic change to interest rates could have a detrimental effect on the business.

Retention of Qualified Personnel – The Company does not operate with multiple levels of management. It is relatively “flat” organizationally, which does subject the Company to the risks associated with the loss of critical managers.  From time to time, there may be a shortage of skilled labor, which may make it more difficult and expensive for the Company to attract and retain qualified employees. The Company is dependent upon the relatively unique talents and managerial skills of a small number of key executives.  The Company utilizes a phantom stock program as a retention tool targeted at such key executives and employees, as outlined in Note 10 of the consolidated financial statements.

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

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition, accounts receivable allowances, inventory valuations, goodwill and intangible asset valuations, product liability costs, phantom stock and accounting for income taxes.  Actual amounts could differ significantly from these estimates.

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

Gross sales are reduced for all consideration paid to customers for which no identifiable benefit is received by the Company.  This includes promotional incentives, which includes various programs including year-end rebates and discounts.  The amounts of certain incentives are known with reasonable certainty at the time of sale, while others are projected based upon the most reliable information available at the reporting date.  Commissions are accounted for as a sales expense.

Accounts Receivable and Provision for Doubtful Accounts

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

Goodwill

In accordance with Financial Accounting Standards Board (FASB) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2014 and also at December 31, 2013.  These analyses did not indicate any impairment of goodwill at the end of either period.

Stock Based Compensation Plans

In 2006, the Company adopted a Phantom Stock Plan (the “Plan”), which allows the Company to grant phantom stock units (Units) to certain key employees, officers or directors.  The Units each represent a contractual right to payment of compensation in the future based upon the market value of the Company’s common stock.  The Units follow a vesting schedule of three years from the grant date, and are then paid upon maturity.  In accordance with FASB ASC Topic 718, Stock Compensation, the Company uses the Black-Scholes option pricing model as its method for determining the fair value of the Units.  Further details of the Plan are provided in Note12.

Product Liability Reserves

Product liability reserves represent the estimated unpaid amounts under the Company’s insurance policies with respect to existing claims.  The Company uses the most current available data to estimate claims.  As explained more fully under Note 11, Commitments and Contingencies, for various product liability claims covered under the Company’s general liability insurance policies, the Company must pay certain defense costs within its deductible or self-insured retention limits, ranging primarily from $25,000 to $250,000 per claim, depending on the terms of the policy in the applicable policy year, up to an aggregate amount.  The Company is vigorously defending against all known claims.

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

Currency Translation

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates prevailing on the balance sheet dates.  The Statements of Operations are translated into U.S. dollars at average exchange rates for the period.  Adjustments resulting from the translation of financial statements are excluded from the determination of income and are accumulated in a separate component of shareholders’ equity.  Exchange gains and losses resulting from foreign currency transactions are included in the Statements of Operations (other income (expense)) in the period in which they occur.

Income Taxes

The Company accounts for federal tax liabilities in accordance with ASC Topic 740, Income Taxes.  Under this method the Company recorded tax expense, related deferred taxes and tax benefits, and uncertainties in tax positions.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain.  No valuation allowance was deemed necessary at December 31, 2014 or 2013.

Also, in accordance with FASB ASC Topic 740, the Company had a reserve for uncertainties in tax positions of $105,000 at December 31, 2014, and $100,000 at December 31, 2013.  These reserves are reviewed each quarter.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company’s primary cash needs have been related to working capital items, which the Company has largely funded through cash generated from operations.

With regards to liquidity and capital resources, the Company had a cash balance of $22,585,000 at December 31, 2014, and also has the full use of a $15,000,000 line of credit available with Santander Bank, as discussed in detail in Note 5.  At December 31, 2013, the Company had cash of $8,257,000.

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For 2014, the Company’s cash provided from operating activities was $14,840,000, compared to $12,389,000 of cash provided during 2013, thus increasing by $2,451,000 between periods.  It is important to note that the cash activity during 2013 had two unusual events that were significant, and partially offsetting.  The Company paid approximately $1,300,000 during the first quarter of 2013 related to the settlement in England, as discussed in Note 11 of the Company’s December 31, 2013 Form 10-K, which depleted cash.  Inversely, most of the incentive compensation earned during 2012 was paid in December of the same year, whereas it is usually paid during the first quarter of the following year, and therefore had the effect of increasing cash generation during 2013 by slightly over $2,000,000. Excluding those two isolated events from 2013, cash generation during 2014 was even stronger than the prior year than described above.

As a general trend, the Company tends to deplete cash early in the year, as significant payments are typically made for accrued promotional incentives, incentive compensation, and taxes.  Cash has then historically shown a tendency to be restored and accumulated during the latter portion of the year.

Investing Activities

Cash used in investing activities during 2014 and 2013 was $215,000 and $487,000, respectively, all related to capital expenditures for both periods.  During 2013, the Company added machinery and leasehold improvements to the new facility in Exton, Pennsylvania, which required a greater outlay of cash than in the current year.

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

Regarding any known material commitments for capital expenditures, the Company intends to renovate and upgrade its facilities in Exton, Pennsylvania, during the first quarter of 2015.  The overall project is not expected to exceed $250,000.

Financing Activities

During the first quarter of 2013, the Company paid off the entire line of credit balance of $324,000 that existed as of the end of the prior year, and therefore had no outstanding borrowings on its line of credit as of December 31, 2013.  Financing activities during 2013 also included dividends of $4,289,000 paid during December of that year.  Omega Flex, Inc. declared a dividend during December of 2014 of $4,945,000, as outlined in Note 6, but it was not due to be paid until January of 2015, and therefore there was no cash impact from that dividend during 2014.  One of the Company’s subsidiaries did however pay a dividend of $145,000 during 2014, which is reflected as a cash deduction.  The Company had no borrowings or payments on its line of credit during 2014.

RECENT ACCOUNTING PRONOUNCEMENTS

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

Off-Balance Sheet Obligations or Arrangements

The Company has off-balance sheet obligations or arrangements at December 31, 2014 that relate to purchase commitments for the following year, and also operating lease obligations, which in total equal $22,388,000.  The total amount of these obligations at December 31, 2013 was $16,620,000.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Omega Flex, Inc.

We have audited the accompanying consolidated balance sheets of Omega Flex, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omega Flex, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Blue Bell, Pennsylvania

March 13, 2015

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

(Dollars in Thousands, except Common Stock par value)

	2014	2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 22,585	$ 8,257
Accounts Receivable - less allowances of
$710 and $729, respectively	13,723	12,968
Inventories-Net	7,364	6,728
Deferred Taxes	625	871
Other Current Assets	1,468	1,359

Total Current Assets	45,765	30,183

Property and Equipment - Net	4,483	4,762
Goodwill-Net	3,526	3,526
Other Long Term Assets	1,364	1,603

Total Assets	$ 55,138	$ 40,074

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 2,352	$ 1,793
Accrued Compensation	4,184	3,114
Accrued Commissions and Sales Incentives	2,749	3,934
Dividends Payable	4,945	-
Taxes Payable	1,216	134
Other Liabilities	3,572	3,575

Total Current Liabilities	19,018	12,550

Deferred Taxes	926	1,032
Other Long Term Liabilities	1,225	861

Total Liabilities	21,169	14,443

Commitments and Contingencies (Note 11)

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 Shares: authorized 20,000,000, issued 10,153,633 and outstanding 10,091,822 at both December 31, 2014 and 2013	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	10,808	10,808
Retained Earnings	23,446	14,929
Accumulated Other Comprehensive Loss	(497)	(329)
Total Omega Flex, Inc. Shareholders’ Equity	33,858	25,509
Noncontrolling Interest	111	122

Total Shareholders’ Equity	33,969	25,631

Total Liabilities and Shareholders’ Equity	$ 55,138	$ 40,074

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,

(Amounts in thousands, except earnings per common shares)

	2014	2013

Net Sales	$ 85,219	$ 77,122

Cost of Goods Sold	35,193	35,229

Gross Profit	50,026	41,893

Selling Expense	14,109	12,954
General and Administrative Expense	12,351	11,133
Engineering Expense	2,921	2,758

Operating Profit	20,645	15,048

Interest Income (Expense) - Net	36	9
Other Income (Expense) - Net	(82)	(74)

Income Before Income Taxes	20,599	14,983

Income Tax Provision	6,994	4,891

Net Income	13,605	10,092

Less: Net Income – Noncontrolling Interest	(143)	(55)

Net Income attributable to Omega Flex, Inc.	$ 13,462	$ 10,037

Basic and Diluted Earnings per Common Share	$ 1.33	$ 0.99

Basic and Diluted Weighted Average Shares Outstanding	10,092	10,092

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31,

(Dollars in Thousands)

	2014	2013
Net Income	$ 13,605	$ 10,092

Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation Adjustment, Net of Taxes	(177)	86
Other Comprehensive Income (Loss)	(177)	86

Comprehensive Income	13,428	10,178

Less: Comprehensive Income Attributable to the Noncontrolling Interest, Net of Taxes	(134)	(60)

Total Other Comprehensive Income	$ 13,294	$ 10,118

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2014 and 2013

(Dollars in Thousands)

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
Balance - December 31, 2012	10,091,822	$ 102	($1)	$ 10,808	$ 9,181	($410)	$ 62	$ 19,742

Net Income					10,037		55	10,092
Cumulative Translation Adjustment						81	5	86

Dividends Paid					(4,289)			(4,289)

Balance - December 31, 2013	10,091,822	$ 102	($1)	$ 10,808	$ 14,929	($329)	$ 122	$ 25,631

Net Income					13,462		143	13,605
Cumulative Translation Adjustment						(168)	(9)	(177)

Dividends Declared					(4,945)			(4,945)
Dividends Paid					(145)		(145)	(145)

Balance - December 31, 2014	10,091,822	$ 102	($1)	$ 10,808	$ 23,446	($497)	$ 111	$ 33,969

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

(Dollars in Thousands)

	2014	2013
Cash Flows from Operating Activities:
Net Income	$ 13,605	$ 10,092
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Non-Cash Compensation Expense	634	312
Depreciation and Amortization	486	547
Provision for Losses on Accounts
Receivable, net of write-offs and recoveries	(16)	78
Deferred Taxes	140	297
Provision for Inventory Reserves	(173)	77
Changes in Assets and Liabilities:
Accounts Receivable	(861)	(876)
Inventories	(525)	331
Other Assets	183	405
Accounts Payable	585	(945)
Accrued Compensation	1,070	2,765
Accrued Commissions and Sales Incentives	(1,183)	264
Other Liabilities	895	(958)
Net Cash Provided by Operating Activities	14,840	12,389

Cash Flows from Investing Activities:
Capital Expenditures	(215)	(487)

Net Cash Used In Investing Activities	(215)	(487)

Cash Flows from Financing Activities:
Principal Repayments on Line of Credit	-	(324)
Dividends Paid	(145)	(4,289)

Net Cash Used In Financing Activities	(145)	(4,613)

Net Increase in Cash and Cash Equivalents	14,480	7,289

Translation effect on cash	(152)	29
Cash and Cash Equivalents - Beginning of Year	8,257	939

Cash and Cash Equivalents - End of Year	$ 22,585	$ 8,257

Supplemental Disclosure of Cash Flow Information
Cash paid for Income Taxes	$ 5,743	$ 4,725
Cash paid for Interest	$ -	$ 3

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND CONSOLIDATION

Description of Business

The accompanying consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”).  The Company’s audited consolidated financial statements for the year ended December 31, 2014 and 2013 have been prepared in accordance with accounting standards set by the Financial Accounting Standards Board (FASB), and with the instructions of Form 10-K and Article 8 of Regulation S-X.  All material inter-company accounts and transactions have been eliminated in consolidation.

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

The Company manufactures flexible metal hose at its facilities in Exton, Pennsylvania, in the United States, and in Banbury, Oxfordshire in the United Kingdom, and sells its products through distributors, wholesalers and to original equipment manufacturers (“OEMs”) throughout North America, and in certain European markets.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition, accounts receivable allowances, inventory valuations, goodwill and intangible asset valuations, product liability costs, phantom stock and accounting for income taxes.  Actual amounts could differ significantly from these estimates.

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

Gross sales are reduced for all consideration paid to customers for which no identifiable benefit is received by the Company.  This includes promotional incentives, which includes various programs including year-end rebates and discounts.  The amounts of certain incentives are known with reasonable certainty at the time of sale, while others are projected based upon the most reliable information available at the reporting date.  Commissions are accounted for as a sales expense.

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

Accounts Receivable and Provision for Doubtful Accounts

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

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance.  The Company determines the allowance based on any known collection issues, historical experience, and other currently available evidence.  The reserve for future credits, discounts, and doubtful accounts was $710,000 and $729,000 as of December 31, 2014 and 2013, respectively.  In regards to identifying uncollectible accounts, the Company reviews an aging report on a consistent basis to determine past due accounts, and utilizes a well established credit rating agency.  The Company charges off those accounts that are deemed uncollectible once all collection efforts have been exhausted.

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

Goodwill

In accordance with Financial Accounting Standards Board (FASB) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2014 and also at December 31, 2013.  These analyses did not indicate any impairment of goodwill at the end of either period.

Stock-Based Compensation Plans

In 2006, the Company adopted a Phantom Stock Plan (the “Plan”), which allows the Company to grant phantom stock units (Units) to certain key employees, officers or directors.  The Units each represent a contractual right to payment of compensation in the future based upon the market value of the Company’s common stock.  The Units follow a vesting schedule of three years from the grant date, and are then paid upon maturity.  In accordance with FASB ASC Topic 718, Stock Compensation, the Company uses the Black-Scholes option pricing model as its method for determining the fair value of the Units.  Further details of the Plan are provided in Note 12.

Product Liability Reserves

Product liability reserves represent the estimated unpaid amounts under the Company’s insurance policies with respect to existing claims.  The Company uses the most current available data to estimate claims.  As explained more fully under Note 11, Commitments and Contingencies, for various product liability claims covered under the Company’s general liability insurance policies, the Company must pay certain defense costs within its deductible or self-insured retention limits, ranging primarily from $25,000 to $250,000 per claim, depending on the terms of the policy in the applicable policy year, up to an aggregate amount.  The Company is vigorously defending against all known claims.

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

Advertising Expense

Advertising costs are charged to operations as incurred and are included in selling expenses in the accompanying consolidated Statement of Operations.  Such charges aggregated $848,000 and $673,000, for the years ended December 31, 2014, and 2013, respectively.

Research and Development Expense

Research and development expenses are charged to operations as incurred. Such charges aggregated $904,000, and $720,000, for the years ended December 31, 2014 and 2013, respectively and are included in engineering expense in the accompanying consolidated statements of operations.

Shipping Costs

Shipping costs are included in selling expense on the consolidated statements of operations. The expense relating to shipping was $2,280,000 and $2,016,000 for the years ended December 31, 2014 and 2013, respectively.

Earnings per Common Share

Basic earnings per share have been computed using the weighted-average number of common shares outstanding.  For the periods presented, there are no dilutive securities.  Consequently, basic and dilutive earnings per share are the same.

Currency Translation

Assets and liabilities denominated in foreign currencies, most of which relate to our United Kingdom subsidiary whose functional currency is British pound sterling, are translated into U.S. dollars at exchange rates prevailing on the balance sheet dates.  The statements of operations are translated into U.S. dollars at average exchange rates for the period.  Adjustments resulting from the translation of financial statements are excluded from the determination of income and are accumulated in a separate component of shareholders’ equity.  For the years ended December 31, 2014 and 2013, exchange gains and losses resulting from foreign currency transactions were not significant and are included in the statements of operations (other income (expense)) in the period in which they occur.

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

Other Comprehensive Income

For the years ended December 31, 2014 and 2013, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentration

One customer accounted for approximately 15% of sales in 2014 and 16% in 2013.  That same customer accounted for 21% and 23% of Accounts Receivable at December 31, 2014 and 2013, respectively.  Also, during 2014 approximately 88% of sales occurred in North America, with the remaining 12% portion scattered among other countries, but mostly pertaining to the United Kingdom.  In 2013, sales in North America were slightly higher at 90%.

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

3. INVENTORIES

Inventories, net of reserves of $921,000 and $1,094,000, respectively, consisted of the following at December 31:

	2014	2013
	(in thousands)
Finished Goods	$ 5,122	$ 4,839
Raw Materials	2,242	1,889
Total Inventory-Net	$ 7,364	$ 6,728

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2014	2013	Depreciation and Amortization Est. Useful Lives
	(in thousands)

Land	$ 538	$ 538
Buildings	4,141	4,141	39 Years
Leasehold Improvements	352	363	3-10 Years (Lesser of Life or Lease)
Equipment	9,323	9,168	3-10 Years
	14,354	14,210
Accumulated Depreciation	(9,871)	(9,448)
Property and Equipment - Net	$ 4,483	$ 4,762

The above amounts include approximately $188,000 of capital related items at December 31, 2014 and $36,000 at December 31, 2013 that had not yet been placed in service by the Company, and therefore no depreciation was recorded in the related periods for those assets. Depreciation and amortization expense was approximately $486,000 and $547,000 for the years ended December 31, 2014 and 2013, respectively.

5. LINE OF CREDIT

On December 29, 2014, the Company entered into to an Amended and Restated Committed Revolving Line of Credit Note (“the Line”) and a Second Amendment to the Loan Agreement with Santander Bank, N.A. (“Santander”). The Company renewed and increased the Line facility in the maximum amount of $15,000,000, for a five year term maturing on December 31, 2019, with funds available for working capital purposes and to fund dividends. This Line facility supersedes the expiring $10,000,000 line of credit the Company previously had in place with Santander since 2010. The Line is unsecured. The Line provides for the payment of any borrowings at an interest rate of either LIBOR plus 1.00% to plus 1.35% (for borrowings with a fixed term of 30, 60, or 90 days), or Prime from 0.00% to plus 0.10%, depending upon the Company’s then existing financial ratios.  At December 31, 2014, the Company’s financial ratios would allow for the most favorable rate under the agreement’s range, which would be a rate of 1.25%.  Under the terms of the agreement, the Company is required to pay on a quarterly basis an unused facility fee equal to 10 basis points of the average unused balance of the total Line commitment.

As of December 31, 2014 and 2013, the Company had no outstanding borrowings on its line of credit.  During the first quarter of 2013, the Company paid $324,000, which was the balance outstanding on the line as of December 31, 2012.

As of December 31, 2014 and 2013, the Company was in compliance with all debt covenants.

6. SHAREHOLDERS’ EQUITY

As of December 31, 2014 and December 31, 2013, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share.  At both dates, the number of shares issued was 10,153,633, and the total number of outstanding shares was 10,091,822, with the 61,811 variance representing shares held in Treasury.

On December 10, 2014, the Board declared a special dividend of $0.49 per share to all Shareholders of record as of December 22, 2014, which was paid on January 5, 2015, in the amount of $4,945,000.  Additionally, there was a dividend that was paid during 2014 by the Company’s UK subsidiary, which amounted to an outlay of cash of $145,000 to the subsidiary’s noncontrolling interest.

On December 9, 2013, the Board declared a special dividend of $0.425 per share to all Shareholders of record as of December 19, 2013, and payable on or before January 2, 2014. The Company paid its transfer agent $4,289,000 on December 31, 2013, and the transfer agent paid the shareholder’s on January 2, 2014.

On April 4, 2014, the Company’s Board of Directors authorized an extension of its stock repurchase program without expiration, up to a maximum amount of $1,000,000.  The original program established in December of 2007 authorized the purchase of up to $5,000,000 of its common stock.  The purchases may be made from time-to-time in the open market or in privately negotiated transactions, depending on market and business conditions.  The Board retained the right to cancel, extend, or expand the share buyback program, at any time and from time-to-time.  Since inception, the Company has purchased a total of 61,811 shares for approximately $932,000, or approximately $15 per share.  The Company did not make any stock repurchases during the year ended December 31, 2014 or 2013.

7.  NONCONTROLLING INTERESTS

The Company owns 100% of all subsidiaries, except for a small portion of one, which is owned by a Noncontrolling Interest.  At December 31, 2013, total Shareholders’ Equity was $25,631,000, and the Noncontrolling Interest was $122,000.  For the twelve month period ended December 31, 2014, the Noncontrolling Interest’s portion of Net Income was approximately $143,000, and their portion of Other Comprehensive Income was a loss of $9,000. During 2014 the subsidiary made a distribution of $145,000 to the Noncontrolling Interest. At December 31, 2014, total Shareholders’ Equity was $33,969,000, of which the Noncontrolling Interest held a value of $111,000.

8. INCOME TAXES

Income tax expense consisted of the following:

	2014	2013
	(in thousands)
Federal Income Tax:
Current	$ 5,674	$ 4,273
Deferred	(9)	(39)

State Income Tax:
Current	550	329
Deferred	4	(2)

Foreign Income Tax:
Current	625	--
Deferred	150	330
Income Tax Expense	$ 6,994	$ 4,891

Pre-tax income included foreign income of $3,474,000 and $1,375,000 in 2014 and 2013, respectively.  During the year, the company paid a dividend out of its U.K. subsidiary, resulting in incremental U.S. taxes of $296,000.  As of December 31, 2014, the Company has $1,561,000 of unremitted earnings at its foreign subsidiaries.  The Company has not provided deferred taxes on these amounts, as the Company considers these balances to be indefinitely invested in the operations of the foreign subsidiary.  The incremental U.S. tax that would be paid if these earnings were remitted is $178,000.

Total income tax expense differed from statutory income tax expense, computed by applying the U.S. federal income tax rate of 35% to earnings before income tax, as follows:

	2014	2013
	(in thousands)
Computed Statutory Income Tax Expense	$ 7,159	$ 5,101
State Income Tax, Net of Federal Tax Benefit	318	220
Foreign Tax Rate Differential	(469)	(149)
Manufacturing Deduction Impact of Foreign Dividend	(381)296	(299)
Increase/(Reduction) in Tax Uncertainties	3	(19)
Other - Net	68	37
Income Tax Expense	$ 6,994	$ 4,891

A deferred income tax (expense) benefit results from temporary timing differences in the recognition of income and expense for income tax and financial reporting purposes.  The components of and changes in the net deferred tax assets (liabilities) which give rise to this deferred income tax (expense) benefit for the years ended December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
	(in thousands
Deferred Tax Assets:
Compensation Assets	$ 124	$ 117
Inventory Valuation	453	516
Accounts Receivable Valuation	261	267
Deferred Litigation Costs	51	57
Foreign Net Operating Losses	---	154
Other	301	335
Compensation Liabilities	537	347
Total Deferred Assets	$ 1,727	$ 1,793

Deferred Tax Liabilities:
Prepaid Expenses	(527)	(386)
Depreciation and Amortization	(1,501)	(1,568)
Total Deferred Liabilities	($2,028)	($1,954)

Total Deferred Tax Liability	($301)	($161)

Management believes it is more likely than not that the Company will have sufficient taxable income when these timing differences reverse and that the deferred tax assets will be realized and, accordingly, no valuation allowance is deemed necessary.

The Company is currently subject to audit by the Internal Revenue Service for the calendar years ended 2011 through 2013.  The Company and its Subsidiaries’ state income tax returns are subject to audit for the calendar years ended 2010 through 2013.

As of December 31, 2013, the Company had provided a liability of $100,000 for unrecognized tax benefits related to various federal and state income tax matters, which is included in Other Long Term Liabilities.  Of this amount, the amount that would impact the Company’s effective tax rate, if recognized, was $65,000.  The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by the federal tax benefit of state income tax items of $35,000.  The liability at December 31, 2014 was $105,000.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year:

	2014	2013

Beginning Unrecognized Tax Benefits –	$ 100	$ 119
Current Year – Increases	---	---
Current Year – Decreases	---	---
Current Year – Interest/Penalties	5	5
Expired Statutes	---	(24)
Ending Unrecognized Tax Benefits –	$ 105	$ 100

9. LEASES

In the United States, the Company owns its main operating facility located at 451 Creamery Way in Exton, PA, but the Company does however also lease additional manufacturing, warehousing and distribution space in Exton, which is under contract through January of 2018.  During 2014, the Company obtained a new five year lease on a warehousing and distribution center in Houston, Texas.  Additionally, the Company leases its corporate office space in Middletown, CT.

In the United Kingdom, the Company leases a facility in Banbury, England, which serves sales, warehousing and operational functions.  The lease in Banbury was effective April 1, 2006 and has a 15-year term ending in March 2021.  There is an option to terminate the lease in December of 2017.  Termination in 2017 requires a penalty of 2 months rentals, or approximately $40,000.  The Company’s current intention is to utilize the facility for the 15 years.

In addition to property rentals, the Company also leases several automobiles, which are included in the rent expense and in the operating lease details below.

Rent expense for operating leases was approximately $475,000 and $435,000 for the years ended December 31, 2014, and 2013, respectively.

Future minimum lease payments under non-cancelable leases as of December 31, 2014 is as follows:

Year Ending December 31,	Operating Leases
(in thousands)

2015	$ 591
2016	556
2017	458
2018	296
2019	277
Thereafter	281
Total Minimum Lease Payments	$ 2,459

10. EMPLOYEE BENEFIT PLANS

Defined Contribution and 401(K) Plans

The Company maintains a qualified non-contributory profit-sharing plan (the “Plan”) covering all eligible employees.  There were $286,000 and $263,000 of contributions made to the Plan in 2014 and 2013 respectively, which were charged to expense.

Contributions to the Plan are defined as three percent (3%) of gross wages up to the current Old Age, Survivors, and Disability (OASDI) limit and six percent (6%) of the excess over the OASDI limit, subject to the maximum allowed under the Employee Retirement Income Security Act (ERISA).  Participants vest over six years.

The Company also maintains a savings and retirement plan qualified under Internal Revenue Code Section 401(k) for all employees.  Employees are eligible to participate in the Plan the first day of the month following date of hire.  Participants may elect to have up to fifty percent (50%) of their compensation withheld, up to the maximum allowed by the Internal Revenue Code.  After completing (1) year of service, the Company contributes an additional amount equal to 25% of all employee contributions, up to a maximum of 6% of an employee’s gross wages.  Contributions are funded on a current basis.  Contributions to the Plan charged to expense for the years ended December 31, 2014 and 2013 were $90,000 and $80,000, respectively.  The participant’s Company contribution vests ratably over six years.  There were no significant changes made to the Plan during 2014 or 2013.

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

The Company has salary continuation agreements with one current employee, and one former employee who retired at the end of 2010.  These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death.  The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65.  The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination.  The net present value of the retirement payments associated with these agreements is $501,000 at December 31, 2014, of which $489,000 is included in Other Long Term Liabilities, and the remaining current portion of $12,000 is included in Other Liabilities, associated with the retired employee previously noted who is now receiving benefit payments.  The December 31, 2013 liability of $451,000, had $439,000 reported in Other Long Term Liabilities, and a current portion of $12,000 in Other Liabilities.

The Company has obtained and is the beneficiary of three whole life insurance policies with respect to the two employees discussed above, and one other employee policy.  The cash surrender value of such policies (included in Other Long Term Assets) amounts to $1,033,000 at December 31, 2014 and $962,000 at December 31, 2013.

As disclosed in detail in Note 9, under the caption “Leases”, the Company has several lease obligations in place that will be paid out over time.  Most notably, the Company leases facilities in Banbury, England, and Exton, Pennsylvania in the United States that both serve the manufacturing, warehousing and distribution functions.

Contingencies:

In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”).  For several years, there has been an increase in the number of those Claims relating primarily to product liability, however, the Company does not believe that the Claims have legal merit, and is therefore vigorously defending against those Claims.  In 2013, the Company won two of the Claims at two separate trials, both of which were held in U.S. District Court; one in St. Louis, Missouri and the other in Bridgeport, Connecticut.  In both cases, the jury unanimously found that the Company was not negligent in designing its TracPipe® product, and that the TracPipe® product was not defective or unreasonably dangerous.  In 2010, the Company took its first Claim to trial in Pennsylvania, and the jury returned a verdict that the Company was not negligent in designing and selling the TracPipe product, but also returned a verdict for plaintiff on strict liability.  The Company has appealed that portion of the verdict, and in December 2014, the Supreme Court of Pennsylvania ruled in favor of the Company, and returned the case to the trial court for further hearings.

The Company has in place commercial general liability insurance policies that cover the Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $250,000 per claim, (depending on the terms of the policy and the applicable policy year) up to an aggregate amount.  The Company is insured on a ‘first dollar’ basis for workers’ compensation subject to statutory limits. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $250,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year.  The aggregate maximum exposure for all current open Claims is estimated to not exceed approximately $4,900,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions.  It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered and outstanding settlements for existing claims. The liabilities recorded on the Company’s books at December 31, 2014 and December 31, 2013 were $582,000 and $686,000, respectively, and are included in Other Liabilities.

Additionally, two putative class action cases have been filed against the Company; one in U.S. District Court for the Middle District of Florida titled Hall v. Omega Flex, Inc. and one in U.S. District Court for the Southern District of Ohio titled Schoelwer v. Omega Flex, Inc.  In both cases, the lead plaintiffs claimed that they are exposed to an increased likelihood of harm if one of the plaintiffs’ houses that contain TracPipe CSST is struck by lightning, that could damage the CSST causing a release of fuel gas in the house and causing a fire.  In 2014, the judges in both cases granted the Company’s motion to dismiss all of the plaintiff’s claims due primarily to a lack of jurisdiction because there is no actual case or controversy posed by these claims.

Finally, in February of 2012, the Company was made aware of a fraud perpetrated by an outside party involving insurance related premiums that the Company had prepaid for umbrella coverage. The assets are currently secured by a governmental agency who investigated the case, and held in a custodial account.  As of May of 2014, utilizing the secured funds, the court has ordered restitution to all victims including the Company.  It is not clear however at this point what amount will eventually be received by the Company.  The value of the assets on the books amount to $213,000 at December 31, 2014, and $227,000 at December 31, 2013, and are included in Other Long Term Assets.  It is possible that not all of those funds will be returned to the Company, or the Company may need to incur additional costs to procure collection.  The Company is currently pursuing all avenues in an effort to bring closure to the event, and reclaim the assets, and has since replaced the aforementioned insurance coverage.

Regarding the United Kingdom, as disclosed in Note 13, Subsequent Events, in the Company’s December 31, 2012 Form 10-K, our subsidiary, Omega Flex Limited (“OFL”), had been sued regarding the installation of TracPipe product in an apartment complex in England.  In March of 2013, OFL settled that case by entering into a settlement agreement and making a one-time payment of £800,000 to resolve all claims associated with the project.  The Company recorded approximately $1,300,000 in Other Liabilities at December 31, 2012 to reflect the event.  The amount was paid in full in March 2013, and therefore there is no liability relating to this at either December 31, 2014 or 2013.

12. STOCK – BASED COMPENSATION PLANS

Phantom Stock Plan

Plan Description.  On April 1, 2006, the Company adopted the Omega Flex, Inc. 2006 Phantom Stock Plan (the “Plan”).  The Plan authorizes the grant of up to 1 million units of phantom stock to employees, officers or directors of the Company and of any of its subsidiaries.  The phantom stock units ("Units") each represent a contractual right to payment of compensation in the future based on the market value of the Company’s common stock.  The Units are not shares of the Company’s common stock, and a recipient of the Units does not receive any of the following:

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

Grants of Phantom Stock Units.  As of December 31, 2013, the Company had 17,193 unvested units outstanding, all of which were granted at Full Value.  On February 19, 2014, the Company granted an additional 10,460 Full Value Units with a fair value of $17.72 per unit on grant date, using historical volatility. In March 2014, the Company paid $199,000 for the 8,100 fully vested and matured units that were granted on March 3, 2010, including their respective earned dividend values.  As of December 31, 2014, the Company had 19,156 unvested units outstanding.

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

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience.  Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense as of December 31, 2014.

The total Phantom Stock related liability as of December 31, 2014 was $952,000 of which $321,000 is included in other liabilities, as it is expected to be paid in March 2015, and the balance of $631,000 is included in other long term liabilities.

In accordance with FASB ASC Topic 718, Stock Compensation, the Company recorded compensation expense of approximately $634,000 and $312,000 related to the Phantom Stock Plan for the years ended December 31, 2014 and 2013, respectively.

The following table summarizes information about the Company’s nonvested phantom stock Units at December 31, 2014:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2013	17,193	$ 12.89
Granted	10,460	$ 17.72
Vested	(8,497)	$ 12.57
Forfeited	---	---
Canceled	---	---
Nonvested at December 31, 2014	19,156	$ 15.67
Phantom Stock Unit Awards Expected to Vest	19,156	$15.67

The total unrecognized compensation costs calculated at December 31, 2014 are $414,000 which will be recognized through February of 2017.  The Company will recognize the related expense over the weighted average period of 1.2 years.

13.

SUBSEQUENT EVENTS

The Company is not currently aware of any subsequent event that would require disclosure or any adjustment to the consolidated financial statements as stated at December 31, 2014.

Item 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

Item 9A – CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.

We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended as of December 31, 2014, the end of the period covered by this report on Form 10K.  Based on this evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective as of December 31, 2014.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) in Internal Control-Integrated Framework (2013).

Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014 based on criteria in the Internal Control-Integrated Framework (2013) issued by COSO.

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

(d)  Changes in Internal Control over Financial Reporting.

There were no changes on our internal control over financial reporting during the most recent quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B – OTHER INFORMATION

All matters required to be disclosed on Form 8-K during our fiscal 2014 fourth quarter have been previously disclosed on a Form 8-K filed with the Securities and Exchange Commission.

PART III

With respect to items 10 through 14, the Company will file with the Securities and Exchange Commission, within 120 days of the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14A.

Item 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors of the Company will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 2, 2015, under the caption “Current Directors and Nominees for Election – Background Information”, and to the extent required and except as set forth therein, is incorporated herein by reference.

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

Item 11 - EXECUTIVE COMPENSATION

Information regarding executive compensation will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 2, 2015, and under the caption “Executive Compensation” to the extent required and except as set forth therein, is incorporated herein by reference.

The report of the Compensation Committee of the Board of Directors of the Company shall not be deemed incorporated by reference by any general statement incorporating by reference the proxy statement into any filing under the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under such Act.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management as well as information regarding equity compensation plans and individual equity contracts or arrangements will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held on June 2, 2015, under the caption “Security Ownership of Certain Beneficial Owners and Management”, and to the extent required and except as set forth therein, is incorporated herein by reference.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held on June 2, 2015, under the caption “Certain Relationships and Related Transactions” and to the extent required and except as set forth therein, is incorporated herein by reference.

Item 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding financial accounting fees and services will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held on June 2, 2015, under the caption “Principal Accounting Fees and Services”, and to the extent required, and except as set forth therein, is incorporated herein by reference.

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

Exhibit No.		Description	Reference Key
**********		**********	**********
3.1		Articles of Incorporation of Omega Flex, Inc., as amended	(A)

3.2		Amended and Restated By-laws of Omega Flex, Inc.	(A)

10.1		Indemnity and Insurance Matters Agreement dated July 29, 2005 between Omega Flex, Inc. and Mestek, Inc.	(A)

10.2		Form of Indemnification Agreements entered into between Omega Flex, Inc. and its Directors and Officers and the Directors of its wholly-owned subsidiaries.	(A)

10.3		Schedule of Directors/Officers with Indemnification Agreement	(A)

10.4	*	Employment Agreement dated December 15, 2008 between Omega Flex, Inc. and Kevin R. Hoben	(C)

10.5	*	Amendment No. 1 to the Employment Agreement dated January 1, 2014 between Omega Flex, Inc. and Kevin R. Hoben	(H)

10.6	*	Employment Agreement dated December 15, 2008 between Omega Flex, Inc. and Mark F. Albino	(C)

10.7	*	Amendment No. 1 to the Employment Agreement dated January 1, 2014 between Omega Flex, Inc. and Mark F. Albino	(H)

10.8		Amended and Restated Committed Revolving Line of Credit Note dated December 29, 2014 by Omega Flex, Inc. to Santander Bank, N.A. in the principal amount of $15,000,000.	(I)

10.9		Loan and Security Agreement dated December 17, 2009 between Omega Flex, Inc. and Sovereign Bank, N.A.	(E)

10.10		First Amendment dated December 30, 2010 to the Loan and Security Agreement between Omega Flex, Inc. and Sovereign Bank, N.A	(F)

10.11		Second Amendment dated December 29, 2014 to the Loan and Security Agreement between Omega Flex, Inc. and Santander Bank, N.A	(I)

10.12	*	Executive Salary Continuation Agreement	(B)

10.13	*	Phantom Stock Plan dated December 11, 2006.	(D)

10.14	*	First Amendment to the Omega Flex, Inc. 2006 Phantom Stock Plan	(E)

10.15	*	Form of Phantom Stock Agreement entered into between Omega Flex, Inc. and its directors, officers and employees, except as set forth in the attached schedule.	(D)

10.16	*	Schedule of Phantom Stock Agreements between Omega Flex, Inc. and its directors and executive officers as of December 31, 2014.

10.17		Omega Flex Limited Settlement Agreement dated March 15, 2013	(G)

14.1		Code of Business Ethics	(A)

21.1		List of Subsidiaries	(A)

23.1		Consent of McGladrey LLP

31.1		CEO Certification

31.2		CFO Certification

32.1		906 CEO and CFO Certifications

99.1		Information Statement	(A)

99.2		Corporate Governance Guidelines	(A)

* Management contract, compensatory plan or arrangement

Reference Key

(A)	Filed as an Exhibit to the Registration Statement on Form 10-12G filed on June 22, 2005.

(B)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 31, 2006.

(C)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 18, 2009.

(D)	Filed as an Exhibit to the Annual Report on Form 10-K filed April 2, 2007.

(E)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 17, 2010.

(F)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 10, 2011.

(G)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 27, 2013.

(H)	Filed as an Exhibit to the Current Report on Form 8-K/A filed July 24, 2014.

(I)	Filed as an Exhibit to the Current Report on Form 8-K filed December 29, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA FLEX, INC.

Date: March 13, 2015	By:	/S/ Kevin R. Hoben
Kevin R. Hoben, President and
Chief Executive Officer

Date: March 13, 2015	By:	/S/ Paul J. Kane
Paul J. Kane, Vice President Finance,
Chief Financial Officer

Date: March 13, 2015	By:	/S/ Carlo G. Tannous
Carlo G. Tannous
Financial Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 13, 2015	By:	/S/ Mark F. Albino
Mark F. Albino, Director

Date: March 13, 2015	By:	/S/ David K. Evans
David K. Evans, Director

Date: March 13, 2015	By:	/S/ J. Nicholas Filler
J. Nicholas Filler, Director

Date: March 13, 2015	By:	/S/ Bruce C. Klink
Bruce C. Klink, Director

Date: March 13, 2015	By:	/S/ Stewart B. Reed
Stewart B. Reed, Director