Form 10-Q
period 2015-03-31
Omega Flex, Inc.
filed 2015-05-08
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2015

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

The number of shares of the registrant’s common stock outstanding as of March 31, 2015 was 10,091,822.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2015

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 16,526	$ 22,585
Accounts Receivable - less allowances of
$650 and $710, respectively	12,831	13,723
Inventories-Net	7,783	7,364
Deferred Taxes	644	625
Other Current Assets	1,240	1,468

Total Current Assets	39,024	45,765

Property and Equipment - Net	4,575	4,483
Goodwill-Net	3,526	3,526
Other Long Term Assets	1,322	1,364

Total Assets	$ 48,447	$ 55,138

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 1,406	$ 2,352
Accrued Compensation	1,131	4,184
Accrued Commissions and Sales Incentives	2,134	2,749
Dividends Payable	---	4,945
Taxes Payable	1,612	1,216
Other Liabilities	3,168	3,572

Total Current Liabilities	9,451	19,018

Deferred Taxes	1,070	926
Other Long Term Liabilities	870	1,225

Total Liabilities	11,391	21,169

Commitments and Contingencies (Note 5)

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 share: authorized 20,000,000 shares: 10,153,633 shares issued and 10,091,822 outstanding at March 31, 2015 and December 31, 2014, respectively	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	10,808	10,808
Retained Earnings	26,589	23,446
Accumulated Other Comprehensive Loss	(589)	(497)
Total Omega Flex, Inc. Shareholders’ Equity	36,909	33,858
Noncontrolling Interest	147	111

Total Shareholders’ Equity	37,056	33,969

Total Liabilities and Shareholders’ Equity	$ 48,447	$ 55,138

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands except Earnings per Common Share)

	For the three-months ended
	March 31,
	2015	2014
	(unaudited)

Net Sales	$ 20,973	$ 16,589

Cost of Goods Sold	8,583	7,310

Gross Profit	12,390	9,279

Selling Expense	3,775	3,123
General and Administrative Expense	3,277	2,187
Engineering Expense	631	704

Operating Profit	4,707	3,265

Interest Income	16	6
Other Expense	(46)	(8)

Income Before Income Taxes	4,677	3,263

Income Tax Expense	1,491	1,041

Net Income	3,186	2,222
Less: Net Income attributable to the Noncontrolling Interest, Net of Tax	(43)	(27)

Net Income attributable to Omega Flex, Inc.	$ 3,143	$ 2,195

Basic and Diluted Earnings per Common Share	$ 0.31	$ 0.22

Basic and Diluted Weighted-Average Shares Outstanding	10,092	10,092

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

 OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

	For the three-months ended
	March 31,
	2015	2014
	(unaudited)

Net Income	$ 3,186	$ 2,222

Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation Adjustment, Net of Taxes	(99)	16
Other Comprehensive Income (Loss)	(99)	16

Comprehensive Income	3,087	2,238

Less: Comprehensive Income Attributable to the Noncontrolling Interest, Net of Taxes	(36)	(28)

Total Other Comprehensive Income	$ 3,051	$ 2,210

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	For the three-months ended
	March 31,
	2015	2014
	(unaudited)
Cash Flows from Operating Activities:
Net Income	$ 3,186	$ 2,222
Adjustments to Reconcile Net Income to
Net Cash Used In Operating Activities:
Non-Cash Compensation Expense	(213)	85
Depreciation and Amortization	100	143
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	(60)	(140)
Changes in Assets and Liabilities:
Accounts Receivable	849	1,878
Inventories	(464)	(286)
Other Assets	293	534
Accounts Payable	(928)	(437)
Accrued Compensation	(3,049)	(2,296)
Accrued Commissions and Sales Incentives	(613)	(2,224)
Other Liabilities	60	(820)
Net Cash Used In Operating Activities	(839)	(1,341)

Cash Flows from Investing Activities:
Capital Expenditures	(197)	(25)
Net Cash Used in Investing Activities	(197)	(25)

Cash Flows from Financing Activities:
Dividend Paid	(4,945)	-
Net Cash Used in Financing Activities	(4,945)	-

Net Decrease in Cash and Cash Equivalents	(5,981)	(1,366)
Translation effect on cash	(78)	8
Cash and Cash Equivalents – Beginning of Period	22,585	8,257

Cash and Cash Equivalents – End of Period	$ 16,526	$ 6,899

Supplemental Disclosure of Cash Flow Information:

Cash paid for Income Taxes	$ 937	$ 434

Cash paid for Interest	$ 0	$ 0

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

 OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”).  The Company’s unaudited  condensed consolidated financial statements for the quarter ended March 31, 2015 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), and with the instructions of Form 10-Q and Article 10 of Regulation S-X.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K).  All material inter-company accounts and transactions have been eliminated in consolidation.  It is Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature or a description is provided for any adjustments that are not of a normal recurring nature.

Description of Business

The Company is a leading manufacturer of flexible metal hose, and is currently engaged in a number of different markets, including construction, manufacturing, petrochemical transfer, pharmaceutical and other industries.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition and related sales incentives, accounts receivable allowances, inventory valuations, goodwill valuation, product liability reserve, stock-based compensation valuations and accounting for income taxes.  Actual amounts could differ significantly from these estimates.

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

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance.  The Company determines the allowance based on any known collection issues, historical experience, and other currently available evidence.  The reserve for future credits, discounts, and doubtful accounts was $650,000 and $710,000 as of March 31, 2015 and December 31, 2014, respectively.  In regards to identifying uncollectible accounts, the Company reviews an aging report on a consistent basis to determine past due accounts, and utilizes a well established credit rating agency.  The Company charges off those accounts that are deemed uncollectible once all collection efforts have been exhausted.

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

Goodwill

In accordance with Financial Accounting Standards Board (FASB) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2014.  This analyses did not indicate any impairment of goodwill.  There were no circumstances that indicate that Goodwill might be impaired at March 31, 2015.

Stock-Based Compensation Plans

In 2006, the Company adopted a Phantom Stock Plan (the “Plan”), which allows the Company to grant phantom stock units (Units) to certain key employees, officers or directors.  The Units each represent a contractual right to payment of compensation in the future based upon the market value of the Company’s common stock.  The Units follow a vesting schedule of three years from the grant date, and are then paid upon maturity.  In accordance with FASB ASC Topic 718, Stock Compensation, the Company uses the Black-Scholes option pricing model as its method for determining the fair value of the Units.  Further details of the Plan are provided in Note 6.

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

Currency Translation

Assets and liabilities denominated in foreign currencies, most of which relate to our United Kingdom subsidiary whose functional currency is British pound sterling, are translated into U.S. dollars at exchange rates prevailing on the balance sheet dates.  The statements of income are translated into U.S. dollars at average exchange rates for the period.  Adjustments resulting from the translation of financial statements are excluded from the determination of income and are accumulated in a separate component of shareholders’ equity.  Exchange gains and losses resulting from foreign currency transactions are included in the statements of income (other expense) in the period in which they occur.

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

The Company follows the provisions of ASC 740-10 relative to accounting for uncertainties in tax positions. These provisions provide guidance on the recognition, de-recognition and measurement of potential tax benefits associated with tax positions. The Company elected to recognize interest and penalties related to income tax matters as a component of the income tax provision in the consolidated statements of income. For additional information regarding ASC 740-10, see Note 8 of the Company’s December 31, 2014 Form 10-K.

Other Comprehensive Income

For the quarter ended March 31, 2015 and 2014, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentration

The Company has one significant customer who represents more than 10% of the Company’s Net Sales for the quarter ending March 31, 2015 and 2014, and more than 10% of the Company’s Accounts Receivable balance at March 31, 2015 and December 31, 2014.  Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are discussed in detail in the Company’s December 31, 2014 Form 10-K, and there has been no significant change as of this quarterly report.

Subsequent Events

The Company evaluates all events or transactions through the date of the related filing that may have a material impact on its condensed consolidated financial statements.  Refer to Note 9 of the condensed consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. The updated standard becomes effective for the Company in the first quarter of fiscal year 2018. Early adoption is permitted beginning in the first quarter of the Company’s 2017 fiscal year.  The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the condensed consolidated financial statements.

3. INVENTORIES

Inventories, net of reserves of $955,000 and $921,000 at March 31, 2015 and December 31, 2014, respectively, consisted of the following:

	March 31,	December 31,
	2015	2014
	(dollars in thousands)

Finished Goods	$5,253	$5,122
Raw Materials	2,530	2,242
Inventories - Net	$7,783	$7,364

4. LINE OF CREDIT

On December 29, 2014, the Company entered into to an Amended and Restated Committed Revolving Line of Credit Note (“the Line”) and a Second Amendment to the Loan Agreement with Santander Bank, N.A. (“Santander”). The Company renewed and increased the Line facility in the maximum amount of $15,000,000, for a five year term maturing on December 31, 2019, with funds available for working capital purposes and to fund dividends. This Line facility supersedes the $10,000,000 line of credit the Company previously had in place with Santander since 2010, which was to expire at the end of 2014. The Line is unsecured. The Line provides for the payment of any borrowings at an interest rate of either LIBOR plus 1.00% to plus 1.35% (for borrowings with a fixed term of 30, 60, or 90 days), or Prime from 0.00% to plus 0.10%, depending upon the Company’s then existing financial ratios.  At March 31, 2015, the Company’s financial ratios would allow for the most favorable rate under the agreement’s range, which would be a rate of 1.62%.  Under the terms of the agreement, the Company is required to pay on a quarterly basis an unused facility fee equal to 10 basis points of the average unused balance of the total Line commitment.

As of March 31, 2015 and December 31, 2014, the Company had no outstanding borrowings on its line of credit, and was in compliance with all debt covenants.

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

The Company has salary continuation agreements with one current employee, and one former employee who retired at the end of 2010.  These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death.  The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65.  The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination.  The net present value of the retirement payments associated with these agreements is $525,000 at March 31, 2015, of which $513,000 is included in Other Long Term Liabilities, and the remaining current portion of $12,000 is included in Other Liabilities, associated with the retired employee previously noted who is now receiving benefit payments.  The December 31, 2014 liability of $501,000, had $489,000 reported in Other Long Term Liabilities, and a current portion of $12,000 in Other Liabilities.

The Company has obtained and is the beneficiary of three whole life insurance policies with respect to the two employees discussed above, and one other employee policy.  The cash surrender value of such policies (included in Other Long Term Assets) amounts to $1,067,000 at March 31, 2015 and $1,033,000 at December 31, 2014.

As disclosed in detail in Note 9 of the Company’s December 31, 2014 Form 10-K, under the caption “Leases”, the Company has several lease obligations in place that will be paid out over time.  Most notably, the Company leases facilities in Banbury, England, and Exton, Pennsylvania in the United States that both serve the manufacturing, warehousing and distribution functions.

Contingencies:

In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”).  Following the Company’s first product liability related trial in Pennsylvania during 2010, there was an initial spike in Claims.  During the last couple of years, the pace of new Claims has however softened, as the Company has successfully defended itself in all court proceedings, including the Pennsylvania case, as described below.  The Company does not believe that the Claims have legal merit, and is therefore vigorously defending against those Claims.  In 2013, the Company won two of the Claims at two separate trials, both of which were held in U.S. District Court; one in St. Louis, Missouri and the other in Bridgeport, Connecticut.  In both cases, the jury unanimously found that the Company was not negligent in designing its TracPipe® product, and that the TracPipe® product was not defective or unreasonably dangerous.  In 2010, the Company took its first Claim to trial in Pennsylvania, and the jury returned a verdict that the Company was not negligent in designing and selling the TracPipe product, but also returned a verdict for plaintiff on strict liability.  The Company has appealed that portion of the verdict, and in December 2014, the Supreme Court of Pennsylvania ruled in favor of the Company, and returned the case to the trial court for further hearings.

The Company has in place commercial general liability insurance policies that cover the Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $250,000 per claim, (depending on the terms of the policy and the applicable policy year) up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $250,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year.  The aggregate maximum exposure for all current open Claims is estimated to not exceed approximately $4,500,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions.  It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered and outstanding settlements for existing claims. The liabilities recorded on the Company’s books at March 31, 2015 and December 31, 2014 were $437,000 and $582,000, respectively, and are included in Other Liabilities.

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

Finally, in February of 2012, the Company was made aware of a fraud perpetrated by an outside party involving insurance related premiums that the Company had prepaid for umbrella coverage. The assets are currently secured by a governmental agency who investigated the case, and held in a custodial account.  As of May of 2014, utilizing the secured funds, the court has ordered restitution to all victims including the Company.  It is not clear however at this point what amount will eventually be received by the Company.  The value of the assets on the books amount to $213,000 at March 31, 2015 and December 31, 2014, and are included in Other Long Term Assets.  It is possible that not all of those funds will be returned to the Company, or the Company may need to incur additional costs to procure collection.  The Company is currently pursuing all avenues in an effort to bring closure to the event, and reclaim the assets, and has since replaced the aforementioned insurance coverage.

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

Grants of Phantom Stock Units.  As of December 31, 2014, the Company had 19,156 unvested units outstanding, all of which were granted at Full Value.  On February 16, 2015, the Company granted an additional 10,460 Full Value Units with a fair value of $28.90 per unit on grant date, using historical volatility. In March 2015, the Company paid $257,000 for the 8,100 fully vested and matured units that were granted on March 3, 2011, including their respective earned dividend values.  As of March 31, 2015, the Company had 23,244 unvested units outstanding.

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

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience.  Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense as of March 31, 2015.

The total Phantom Stock related liability as of March 31, 2015 was $482,000 of which $231,000 is included in Other Liabilities, as it is expected to be paid in February 2016, and the balance of $251,000 is included in Other Long Term Liabilities.  At December 31, 2014, the total Phantom Stock liability was $952,000, with $321,000 in Other Liabilities, and $631,000 included in Other Long Term Liabilities.

In accordance with FASB ASC Topic 718, Stock Compensation, the Company recorded compensation income of approximately $213,000 and compensation expense of approximately $85,000 related to the Phantom Stock Plan for the three months ended March 31, 2015 and 2014, respectively.

The following table summarizes information about the Company’s nonvested phantom stock Units at March 31, 2015:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2014	19,156	$ 15.67
Granted	10,460	$ 28.90
Vested	(6,382)	$ 16.23
Forfeited	---	---
Canceled	---	---
Nonvested at March 31, 2015	23,234	$ 21.48
Phantom Stock Unit Awards Expected to Vest	23,234	$ 21.48

The total unrecognized compensation costs calculated at March 31, 2014 are $455,000 which will be recognized through March of 2018.  The Company will recognize the related expense over the weighted average period of 1.8 years.

7.  NONCONTROLLING INTERESTS

The Company owns 100% of all subsidiaries, except for a small portion of one, which is owned by a Noncontrolling Interest.  At December 31, 2014, total Shareholders’ Equity was $33,969,000, and the Noncontrolling Interest was $111,000.  For the three month period ended March 31, 2015, the Noncontrolling Interest’s portion of Net Income was approximately $43,000, and their portion of Other Comprehensive Income was a loss of $7,000.  At March 31, 2015, total Shareholders’ Equity was $37,056,000, of which the Noncontrolling Interest held a value of $147,000.

8. SHAREHOLDERS’ EQUITY

As of March 31, 2015 and December 31, 2014, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share.  At both dates, the number of shares issued was 10,153,633, and the total number of outstanding shares was 10,091,822, with the 61,811 variance representing shares held in Treasury.

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

On April 11, 2015, the Company’s Board of Directors authorized an extension, for another 24 months, of the stock purchase program previously announced on September 12, 2007 and extended on September 15, 2009, April 5, 2011, April 4, 2012 and April 1, 2014.  The original program permitted a purchase of up to $5,000,000 of the Company’s common stock depending on market and business conditions.  Since the program began, the Company has purchased 61,811 shares of its common stock for an aggregate purchase price of approximately $923,000, leaving a balance of approximately $4,077,000 available to purchase additional shares of its common stock within the next 24 months. Stock purchases may be made using various types of transactions, including open-market purchases or transactions off the market, and may be made under Rule 10b5-1 trading programs. The timing of stock purchases, type of transaction and number of shares purchased will depend on a number of factors, including market conditions, the price of the Company’s common stock, and the Company’s capital position, its financial performance and investment opportunities.

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

OVERVIEW

The Company is a leading manufacturer of flexible metal hose, and is currently engaged in a number of different markets, including construction, manufacturing, petrochemical transfer, pharmaceutical and other industries.

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

CHANGES IN FINANCIAL CONDITION

The Company’s cash balance of $16,526,000 at March 31, 2015, decreased $6,059,000 (26.8%) from the $22,585,000 balance at December 31, 2014.  The Company paid a dividend of $4,945,000 during the first quarter of 2015 which was accrued at December 31, 2014.  Also, consistent with prior years, the Company paid a significant amount of cash during the first quarter for items that were accrued as of the end of the preceding year, such as sales promotions programs and incentive compensation.

The Accounts Receivable balance was $12,831,000 at March 31, 2015, compared to $13,723,000 at December 31, 2014, decreasing $892,000 (6.5%) during the quarter.  Due to the slight seasonal nature of the business, sales for the last two months of the first quarter of 2015 were lower than the last two months of 2014, which therefore created the reduction in the Accounts Receivable balance.

The Accounts Payable balance at March 31, 2015 was $1,406,000, compared to $2,352,000 at December 31, 2014.  The decrease of $946,000 (40.2%) was primarily attributable to payments made during the first quarter of 2015 for certain core raw materials, which were purchased towards the end of the prior year in anticipation of price increases being implemented by the Company’s vendors.

Accrued Compensation was $1,131,000 at March 31, 2015, compared to $4,184,000 at December 31, 2014, decreasing $3,053,000 (73.0%).  A significant portion of the liability that existed at year end related to incentive compensation earned in 2014.  As customary, the liability was then paid during the first quarter of the following year, or 2015, thus diminishing the balance.  The liability now represents amounts earned during the current year.

Dividends Payable was $4,945,000 at the end of 2014, which was paid to shareholders’ on January 5, 2015, thus reducing the balance to zero.  This also reduced the Company’s cash balance, as also described above.

RESULTS OF OPERATIONS

Three-months ended March 31, 2015 vs. March 31, 2014

The Company reported comparative results from continuing operations for the three-month period ended March 31, 2015 and 2014 as follows:

	Three-months ended March 31, (in thousands)

	2015	2015	2014	2014
	($000)%		($000)%
Net Sales	$20,973	100.0%	$16,589	100.0%
Gross Profit	$12,390	59.1%	$ 9,279	55.9%
Operating Profit	$ 4,707	22.4%	$ 3,265	19.7%

Net Sales.  The Company’s 2015 first quarter sales of $20,973,000 were $4,384,000 or 26.4% higher than sales during the first quarter of 2014 of $16,589,000. The Company experienced strong sales unit growth in contrast to construction statistics which portrayed a slight decline in the market compared to the prior year.

Gross Profit.  The Company’s gross profit margins have increased to 59.1% from 55.9% for the three-months ended March 31, 2015 and 2014, respectively.  The Company experienced an increase in the cost of strip metal, a core component of the company’s raw materials, but was able to offset this by pushing out a small price increase and by implementing various factory related efficiencies.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight.  Selling expense was $3,775,000 and $3,123,000 for the three-months ended March 31, 2015 and 2014, respectively, representing an increase of $652,000.  The largest portion of the increase was associated with commission costs which move in relation to sales.  Sales expense improved as a percent of net sales compared to last year, being 18.0% for the three-months ended March 31, 2015, and 18.8% for the three-months ended March 31, 2014.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services.  General and administrative expenses were $3,277,000 and $2,187,000 for the three-months ended March 31, 2015 and 2014, respectively.  Legal and product liability related defense costs were higher by $953,000, representing the bulk of the $1,090,000 increase between periods.  As a percentage of sales, general and administrative expenses increased to 15.6% for the three months ended March 31, 2015 from 13.2% for the three months ended March 31, 2014.

Engineering Expense.  Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs.  Engineering expenses were $631,000 and $704,000 for the three months ended March 31, 2015 and 2014, respectively, decreasing $73,000.  Engineering expenses decreased as a percentage of sales, being 3.0% for the three months ended March 31, 2015, and 4.2% for the same period in 2014.

Operating Profits.  Reflecting all of the factors mentioned above, Operating Profits were $1,442,000 or 44.2% superior to last year, being $4,707,000 at March 31, 2015 and $3,265,000 at March 31, 2014.

Interest Income (Expense)-Net.  Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit.  The Company recorded a modest amount of interest income during the first quarter of both 2015 and 2014.

Other Income (Expense)-Net.  Other Income (Expense)-net primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our U.K. subsidiary.  There was an expense of $46,000 recorded during the first quarter of 2015, versus expense of $8,000 during the same quarter last year.   The British Pound had weakened during the first quarter of 2015, thus accounting for the change between periods.

Income Tax Expense.  Income Tax Expense was $1,491,000 for the first three months of 2015, compared to $1,041,000 for the same period in 2014.  The $450,000 change in the tax expense was largely the result of the increase in income before taxes.  For the quarter, the Company’s effective tax rate in 2015 approximates the 2014 rate and does not differ materially from expected statutory rates.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Financial Reporting Release No. 60, released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  Note 2 of the Notes to the Condensed Consolidated Financial Statements include a summary of the significant accounting policies and methods used in the preparation of our condensed Consolidated Financial Statements. The following is a discussion of the Company’s significant accounting policies.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition and related sales incentives, accounts receivable valuations, inventory valuations, goodwill valuation, product liability reserve, stock-based compensation valuations and accounting for income taxes.  Actual amounts could differ significantly from these estimates.

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

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance.  The Company determines the allowance based on any known collection issues, historical experience, and other currently available evidence.  The reserve for future credits, discounts, and doubtful accounts was $650,000 and $710,000 as of March 31, 2015 and December 31, 2014, respectively.  In regards to identifying uncollectible accounts, the Company reviews an aging report on a consistent basis to determine past due accounts, and utilizes a well established credit rating agency.  The Company charges off those accounts that are deemed uncollectible once all collection efforts have been exhausted.

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

Goodwill

In accordance with Financial Accounting Standards Board (FASB) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2014.  This analyses did not indicate any impairment of goodwill.  There were no circumstances that indicate that Goodwill might be impaired at March 31, 2015.

Stock-Based Compensation Plans

In 2006, the Company adopted a Phantom Stock Plan (the “Plan”), which allows the Company to grant phantom stock units (Units) to certain key employees, officers or directors.  The Units each represent a contractual right to payment of compensation in the future based upon the market value of the Company’s common stock.  The Units follow a vesting schedule of three years from the grant date, and are then paid upon maturity.  In accordance with FASB ASC Topic 718, Stock Compensation, the Company uses the Black-Scholes option pricing model as its method for determining the fair value of the Units.  Further details of the Plan are provided in Note 6.

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

Currency Translation

Assets and liabilities denominated in foreign currencies, most of which relate to our United Kingdom subsidiary whose functional currency is British pound sterling, are translated into U.S. dollars at exchange rates prevailing on the balance sheet dates.  The statements of income are translated into U.S. dollars at average exchange rates for the period.  Adjustments resulting from the translation of financial statements are excluded from the determination of income and are accumulated in a separate component of shareholders’ equity.  Exchange gains and losses resulting from foreign currency transactions are included in the statements of income (other expense) in the period in which they occur.

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

The Company follows the provisions of ASC 740-10 relative to accounting for uncertainties in tax positions. These provisions provide guidance on the recognition, de-recognition and measurement of potential tax benefits associated with tax positions. The Company elected to recognize interest and penalties related to income tax matters as a component of the income tax provision in the consolidated statements of income. For additional information regarding ASC 740-10, see Note 8 of the Company’s December 31, 2014 Form 10-K.

Other Comprehensive Income

For the quarter ended March 31, 2015 and 2014, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentration

The Company has one significant customer who represents more than 10% of the Company’s Net Sales for the quarter ended March 31, 2015 and 2014, and more than 10% of the Company’s Accounts Receivable balance at March 31, 2015 and December 31, 2014.  Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are discussed in detail in the Company’s December 31, 2014 Form 10-K, and there has been no significant change as of this quarterly report.

Subsequent Events

The Company evaluates all events or transactions through the date of the related filing that may have a material impact on its condensed consolidated financial statements.  Refer to Note 9 of the condensed consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. The updated standard becomes effective for the Company in the first quarter of fiscal year 2018. Early adoption is permitted beginning in the first quarter of the Company’s 2017 fiscal year.  The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company’s primary cash needs have been related to working capital items, which the Company has largely funded through cash generated from operations.

As of March 31, 2015, the Company had a cash balance of $16,526,000.  Additionally, the Company has a $15,000,000 line of credit available with Santander, as discussed in detail in Note 4, which had no borrowings outstanding upon it at March 31, 2015.  At December 31, 2014, the Company had a cash balance of $22,585,000, with no borrowings against the line of credit.

Operating Activities

Cash provided by (used in) operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For the first three months of 2015, the Company used cash from operating activities of $839,000, compared to the first quarter of 2014 which used cash of $1,341,000, therefore the Company used $502,000 less cash between periods.  The most significant factor related to promotional incentives, which required less payments during 2015.  Compared to its predecessor or base year, the rate of sales growth was higher in 2013 than it was in 2014, which impacted growth tiers and payouts, including annual programs which are paid during the following year.

As a general trend, the Company tends to deplete cash early in the year, as significant payments are typically made for accrued promotional incentives, incentive compensation, and taxes.  Cash has then historically shown a tendency to be restored and accumulated during the latter portion of the year.

Investing Activities

Cash used in investing activities for the three months of 2015 and 2014 was $197,000 and $25,000, respectively, reflecting a $172,000 increase in cash used between periods.  All investing activities related to capital expenditures for both periods.

We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs with regards to investing activities for at least the next 12 months. Our future capital requirements will depend upon many factors including our rate of revenue growth, the timing and extent of any expansion efforts, and the potential for investments in, or the acquisition of any complementary products, businesses or supplementary facilities for additional capacity.

Financing Activities

On December 10, 2014 the Company authorized a dividend of $0.49 per share, which was paid On January 5, 2015 to the shareholders’ in the amount of $4,945,000 in accordance with the Company’s public announcement.  While a dividend was also declared during December of 2013, it was paid during that same month, in the amount of $4,289,000, and therefore did not impact cash during 2014, thus accounting for the variance between the periods.

The Company did not borrow any funds from its line of credit during the first quarter of 2015 or 2014, and had no outstanding borrowings on its line of credit as of March 31, 2015, or as of December 31, 2014.

CONTINGENT LIABILITIES AND GUARANTEES

See Note 5 to the Company’s condensed consolidated financial statements.

 OFF-BALANCE SHEET ARRANGEMENTS

Refer to Item 7 of the Company’s 2014 year-end Form 10-K under the caption “Off-Balance Sheet Obligations or Arrangements”.

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

Item 4 – Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.

At the end of the fiscal first quarter of 2015, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures.  The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission.  The Company’s management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”).  Following the Company’s first product liability related trial in Pennsylvania during 2010, there was an initial spike in Claims.  During the last couple of years, the pace of new Claims has however softened, as the Company has successfully defended itself in all court proceedings, including the Pennsylvania case, as described below.  The Company does not believe that the Claims have legal merit, and is therefore vigorously defending against those Claims.  In 2013, the Company won two of the Claims at two separate trials, both of which were held in U.S. District Court; one in St. Louis, Missouri and the other in Bridgeport, Connecticut.  In both cases, the jury unanimously found that the Company was not negligent in designing its TracPipe® product, and that the TracPipe® product was not defective or unreasonably dangerous.  In 2010, the Company took its first Claim to trial in Pennsylvania, and the jury returned a verdict that the Company was not negligent in designing and selling the TracPipe product, but also returned a verdict for plaintiff on strict liability.  The Company has appealed that portion of the verdict, and in December 2014, the Supreme Court of Pennsylvania ruled in favor of the Company, and returned the case to the trial court for further hearings.

The Company has in place commercial general liability insurance policies that cover the Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $250,000 per claim, (depending on the terms of the policy and the applicable policy year) up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $250,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year.  The aggregate maximum exposure for all current open Claims is estimated to not exceed approximately $4,500,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions.  It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered and outstanding settlements for existing claims. The liabilities recorded on the Company’s books at March 31, 2015 and December 31, 2014 were $437,000 and $582,000, respectively, and are included in Other Liabilities.

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

Finally, in February of 2012, the Company was made aware of a fraud perpetrated by an outside party involving insurance related premiums that the Company had prepaid for umbrella coverage. The assets are currently secured by a governmental agency who investigated the case, and held in a custodial account.  As of May of 2014, utilizing the secured funds, the court has ordered restitution to all victims including the Company.  It is not clear however at this point what amount will eventually be received by the Company.  The value of the assets on the books amount to $213,000 at March 31, 2015 and December 31, 2014, and are included in Other Long Term Assets.  It is possible that not all of those funds will be returned to the Company, or the Company may need to incur additional costs to procure collection.  The Company is currently pursuing all avenues in an effort to bring closure to the event, and reclaim the assets, and has since replaced the aforementioned insurance coverage.

Item 4 – Submission of Matter to a Vote of the Security Holders

No matters were submitted to the security holders of the Company for a vote during the first quarter of 2015.

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

OMEGA FLEX, INC.
(Registrant)

Date: May 8, 2015	By: /S/ Paul J. Kane______________
Paul J. Kane
Vice President – Finance
and Chief Financial Officer