Form 10-Q
period 2015-06-30
Omega Flex, Inc.
filed 2015-08-07
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2015

(   )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of the registrant’s common stock outstanding as of June 30, 2015 was 10,091,822.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2015

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1 – Financial Statements

Condensed consolidated balance sheets at June 30, 2015 (unaudited)
and December 31, 2014	3

Condensed consolidated statements of income for the
three-months and six-months ended June 30, 2015 and 2014 (unaudited)	4

Condensed consolidated statements of comprehensive income for the three-months
and six-months ended June 30, 2015 and 2014 (unaudited)	5

Condensed consolidated statements of cash flows for the
six-months ended June 30, 2015 and 2014 (unaudited)	6

Notes to the condensed consolidated financial statements (unaudited)	7

Item 2- Management's Discussion and Analysis of Financial Condition
and Results of Operations	21

Item 3 – Quantitative and Qualitative Information About Market Risks	32

Item 4 – Controls and Procedures	33

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	34

Item 4 – Submission of Matter to a Vote of the Security Holders	36

Item 6 - Exhibits	36

SIGNATURE	37

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(unaudited)
	(Dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$ 20,430	$ 22,585
Accounts Receivable - less allowances of
$661 and $710, respectively	13,751	13,723
Inventories-Net	8,236	7,364
Deferred Taxes	708	625
Other Current Assets	1,058	1,468

Total Current Assets	44,183	45,765

Property and Equipment - Net	4,667	4,483
Goodwill-Net	3,526	3,526
Other Long Term Assets	1,253	1,364

Total Assets	$ 53,629	$ 55,138

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 1,294	$ 2,352
Accrued Compensation	2,234	4,184
Accrued Commissions and Sales Incentives	2,507	2,749
Dividends Payable	-	4,945
Taxes Payable	935	1,216
Other Liabilities	3,746	3,572

Total Current Liabilities	10,716	19,018

Deferred Taxes	933	926
Other Long Term Liabilities	1,062	1,225

Total Liabilities	12,711	21,169

Commitments and Contingencies (Note 5)

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 Share: authorized 20,000,000 Shares: 10,153,633 shares issued and 10,091,822 outstanding at June 30, 2015 and December31 , 2014, respectively	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	10,808	10,808
Retained Earnings	30,258	23,446
Accumulated Other Comprehensive Loss	(449)	(497)
Total Omega Flex, Inc. Shareholders’ Equity	40,718	33,858
Noncontrolling Interest	200	111

Total Shareholders’ Equity	40,918	33,969

Total Liabilities and Shareholders’ Equity	$ 53,629	$ 55,138

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three-months ended		For the six-months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Amounts in Thousands, except earnings per Common Share)

Net Sales	$ 21,636	$ 19,872	$ 42,609	$ 36,461

Cost of Goods Sold	8,298	8,418	16,881	15,728

Gross Profit	13,338	11,454	25,728	20,733

Selling Expense	3,815	3,428	7,590	6,551
General and Administrative Expense	3,419	3,073	6,696	5,260
Engineering Expense	720	658	1,351	1,362

Operating Profit	5,384	4,295	10,091	7,560

Interest Income	15	6	31	12
Other Income	48	15	1	7

Income Before Income Taxes	5,447	4,316	10,123	7,579

Income Tax Expense	1,733	1,387	3,224	2,428

Net Income	3,714	2,929	6,899	5,151
Less: Net Income attributable to the Noncontrolling Interest, Net of Tax	(44)	(33)	(87)	(60)

Net Income attributable to Omega Flex, Inc.	$ 3,670	$ 2,896	$ 6,812	$ 5,091

Basic and Diluted Earnings per Common Share	$ 0.36	$ 0.29	$ 0.68	$ 0.50

Basic and Diluted Weighted-Average Shares Outstanding	10,092	10,092	10,092	10,092

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three-months ended		For the six-months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Amounts in Thousands)		(Amounts in Thousands)

Net Income	$ 3,714	$ 2,929	$ 6,899	$ 5,151

Other Comprehensive Income, Net of Tax:
Foreign Currency Translation Adjustment, net of Taxes	149	77	50	93
Other Comprehensive Income	149	77	50	93

Comprehensive Income	3,863	3,006	6,949	5,244

Less: Comprehensive Income Attributable to the Noncontrolling Interest	(54)	(37)	(89)	(65)

Total Comprehensive Income	$ 3,809	$ 2,969	$ 6,860	$ 5,179

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six-months ended
	June 30,
	2015	2014
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net Income	$ 6,899	$ 5,151
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
Non-Cash Compensation Expense	112	125
Depreciation and Amortization	201	287
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	(50)	(107)
Changes in Assets and Liabilities:
Accounts Receivable	44	1,435
Inventories	(871)	(527)
Other Assets	439	540
Accounts Payable	(1,059)	(381)
Accrued Compensation	(1,961)	(1,458)
Accrued Commissions and Sales Incentives	(244)	(1,851)
Other Liabilities	(389)	(394)
Net Cash Provided by Operating Activities	3,121	2,820

Cash Flows from Investing Activities:
Capital Expenditures	(384)	(69)
Net Cash Used in Investing Activities	(384)	(69)

Cash Flows from Financing Activities:
Dividends Paid	(4,945)	---
Net Cash Used in Financing Activities	(4,945)	---

Net (Decrease) Increase in Cash and Cash Equivalents	(2,208)	2,751
Translation effect on cash	53	54
Cash and Cash Equivalents – Beginning of Period	22,585	8,257

Cash and Cash Equivalents – End of Period	$ 20,430	$ 11,062

Supplemental Disclosure of Cash Flow Information:

Cash paid for Income Taxes	$ 3,590	$ 2,247

Cash paid for Interest	$ ---	$ ---

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

 Basis of Presentation

 The accompanying unaudited condensed consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”).  The Company’s unaudited  condensed consolidated financial statements for the quarter ended June 30, 2015 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), and with the instructions of Form 10-Q and Article 10 of Regulation S-X.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K).  All material inter-company accounts and transactions have been eliminated in consolidation.  It is Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature or a description is provided for any adjustments that are not of a normal recurring nature.

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

Revenue Recognition

 The Company’s revenue recognition activities relate almost entirely to the manufacture and sale of flexible metal hose and pipe.  Under GAAP, revenues are considered to have been earned when the Company has substantially accomplished what it must do to be entitled to the benefits represented by the revenues.  The following criteria represent preconditions to the recognition of revenue:

•Persuasive evidence of an arrangement for the sale of product or services must exist.

•Delivery has occurred or services rendered.

•The sales price to the customer is fixed or determinable.

•Collection is reasonably assured.

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

 The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance.  The Company determines the allowance based on any known collection issues, historical experience, and other currently available evidence.  The reserve for future credits, discounts, and doubtful accounts was $661,000 and $710,000 as of June 30, 2015 and December 31, 2014, respectively.  In regards to identifying uncollectible accounts, the Company reviews an aging report on a consistent basis to determine past due accounts, and utilizes a well established credit rating agency.  The Company charges off those accounts that are deemed uncollectible once all collection efforts have been exhausted.

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

Goodwill

 In accordance with Financial Accounting Standards Board (FASB) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2014.  This analysis did not indicate any impairment of goodwill.  There were no circumstances that indicate that Goodwill might be impaired at June 30, 2015.

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

Other Comprehensive Income

 For the three and six months ended June 30, 2015 and 2014, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentration

 The Company has one significant customer who represents more than 10% of the Company’s Net Sales for the three and six months ended June 30, 2015 and 2014, and more than 10% of the Company’s Accounts Receivable balance at June 30, 2015 and December 31, 2014.  Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are discussed in detail in the Company’s December 31, 2014 Form 10-K, and there has been no significant change as of this quarterly report.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330).  Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively.  The Company is evaluating the provisions of this statement, including which period to adopt, and has not determined what impact the adoption of ASU 2015-11 will have on the Company's financial position or results of operations.

3. INVENTORIES

 Inventories, net of reserves consisted of the following:

	June 30,	December 31,
	2015	2014
	(dollars in thousands)
Finished Goods	$ 5,719	$ 5,122
Raw Materials	2,517	2,242
Inventories - Net	$ 8,236	$ 7,364

4. LINE OF CREDIT

On December 29, 2014, the Company entered into to an Amended and Restated Committed Revolving Line of Credit Note (“the Line”) and a Second Amendment to the Loan Agreement with Santander Bank, N.A. (“Santander”). The Company renewed and increased the Line facility in the maximum amount of $15,000,000, for a five year term maturing on December 31, 2019, with funds available for working capital purposes and to fund dividends. This Line facility supersedes the $10,000,000 line of credit the Company previously had in place with Santander since 2010, which was to expire at the end of 2014. The Line is unsecured. The Line provides for the payment of any borrowings at an interest rate of either LIBOR plus 1.00% to plus 1.35% (for borrowings with a fixed term of 30, 60, or 90 days), or Prime from 0.00% to plus 0.10%, depending upon the Company’s then existing financial ratios.  At June 30, 2015, the Company’s financial ratios would allow for the most favorable rate under the agreement’s range, which would be a rate of 1.63%.  Under the terms of the agreement, the Company is required to pay on a quarterly basis an unused facility fee equal to 10 basis points of the average unused balance of the total Line commitment.

As of June 30, 2015 and December 31, 2014, the Company had no outstanding borrowings on its line of credit, and was in compliance with all debt covenants.

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

The Company has salary continuation agreements with one current employee, and one former employee who retired at the end of 2010.  These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death.  The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65.  The agreements also provide for survivorship benefits if the employee dies before attaining age 65; and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination.  The net present value of the retirement payments associated with these agreements is $500,000 at June 30, 2015, of which $488,000 is included in Other Long Term Liabilities, and the remaining current portion of $12,000 is included in Other Liabilities, associated with the retired employee previously noted who is now receiving benefit payments.  The December 31, 2014 liability of $501,000 had $489,000 reported in Other Long Term Liabilities and a current portion of $12,000 in Other Liabilities.

The Company has obtained and is the beneficiary of three whole life insurance policies with respect to the two employees discussed above, and one other employee policy.  The cash surrender value of such policies (included in Other Long Term Assets) amounts to $1,073,000 at June 30, 2015 and $1,033,000 at December 31, 2014.

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

The Company has in place commercial general liability insurance policies that cover the Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $250,000 per claim, (depending on the terms of the policy and the applicable policy year) up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $250,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year.  The aggregate maximum exposure for all current open Claims is estimated to not exceed approximately $4,700,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions.  It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered and outstanding settlements for existing claims. The liabilities recorded on the Company’s books at June 30, 2015 and December 31, 2014 were $412,000 and $582,000, respectively, and are included in Other Liabilities.

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

Finally, in February of 2012, the Company was made aware of a fraud perpetrated by an outside party involving insurance related premiums that the Company had prepaid for umbrella coverage. The assets are currently secured by a governmental agency which investigated the case, and held in a custodial account.  As of May of 2014, utilizing the secured funds, the court has ordered restitution to all victims including the Company.  It is not clear however at this point what amount will eventually be received by the Company.  The value of the assets on the books amount to $213,000 at June 30, 2015 and December 31, 2014, and are included in Other Long Term Assets.  It is possible that not all of those funds will be returned to the Company, or the Company may need to incur additional costs to procure collection.  The Company is currently pursuing all avenues in an effort to bring closure to the event, and reclaim the assets, and has since replaced the aforementioned insurance coverage.

6. STOCK BASED PLANS

Phantom Stock Plan

 Plan Description.  On April 1, 2006, the Company adopted the Omega Flex, Inc. 2006 Phantom Stock Plan (the “Plan”).  The Plan authorizes the grant of up to 1 million units of phantom stock to employees, officers or directors of the Company and of any of its subsidiaries.  The phantom stock units ("Units") each represent a contractual right to payment of compensation in the future based on the market value of the Company’s common stock.  The Units are not shares of the Company’s common stock, and a recipient of the Units does not receive any of the following:

▪ownership interest in the Company

▪shareholder voting rights

▪other incidents of ownership to the Company’s common stock

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

Grants of Phantom Stock Units.  As of December 31, 2014, the Company had 19,156 unvested units outstanding, all of which were granted at Full Value.  On February 16, 2015, the Company granted an additional 10,460 Full Value Units with a fair value of $28.90 per unit on grant date, using historical volatility. In March 2015, the Company paid $257,000 for the 8,100 fully vested and matured units that were granted on March 3, 2011, including their respective earned dividend values.  As of June 30, 2015, the Company had 20,335 unvested units outstanding.

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

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience.  Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense as of June 30, 2015.

The total Phantom Stock related liability as of June 30, 2015 was $807,000 of which $341,000 is included in Other Liabilities, as it is expected to be paid in February 2016, and the balance of $466,000 is included in Other Long Term Liabilities.  At December 31, 2014, the total Phantom Stock liability was $952,000, with $321,000 in Other Liabilities, and $631,000 included in Other Long Term Liabilities.

In accordance with FASB ASC Topic 718, Stock Compensation, the Company recorded compensation expense of approximately $112,000 and $97,000 related to the Phantom Stock Plan for the six months ended June 30, 2015 and 2014, respectively.

The following table summarizes information about the Company’s nonvested phantom stock Units at June 30, 2015:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2014	19,156	$ 15.67
Granted	10,460	$ 28.90
Vested	(9,281)	$ 15.09
Forfeited	---	---
Canceled	---	---
Nonvested at June 30, 2015	20,335	$ 22.74
Phantom Stock Unit Awards Expected to Vest	20,335	$ 22.74

The total unrecognized compensation costs calculated at June 30, 2015 are $613,000 which will be recognized through March of 2018.  The Company will recognize the related expense over the weighted average period of 1.7 years.

7.  NONCONTROLLING INTERESTS

The Company owns 100% of all subsidiaries, except for a small portion of one, which is owned by a Noncontrolling Interest.  At December 31, 2014, total Shareholders’ Equity was $33,969,000, and the Noncontrolling Interest was $111,000.  For the six month period ended June 30, 2015, the Noncontrolling Interest’s portion of Net Income was approximately $87,000, and their portion of Other Comprehensive Income was income of $2,000.  At June 30, 2015, total Shareholders’ Equity was $40,918,000, of which the Noncontrolling Interest held a value of $200,000.

8. SHAREHOLDERS’ EQUITY

As of June 30, 2015 and December 31, 2014, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share.  At both dates, the number of shares issued was 10,153,633, and the total number of outstanding shares was 10,091,822, with the 61,811 variance representing shares held in Treasury.

On December 10, 2014, the Board declared a special dividend of $0.49 per share to all Shareholders of record as of December 22, 2014, which was paid on January 5, 2015, in the amount of $4,945,000.  Additionally, there was a dividend that was paid during 2014 by the Company’s UK subsidiary, which amounted to an outlay of cash of $145,000 to the subsidiary’s noncontrolling interest.

On December 9, 2013, the Board declared a special dividend of $0.425 per share to all Shareholders of record as of December 19, 2013, and payable on or before January 2, 2014. The Company paid its transfer agent $4,289,000 on December 31, 2013, and the transfer agent paid the shareholders on January 2, 2014.

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

9.SUBSEQUENT EVENTS

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

CHANGES IN FINANCIAL CONDITION

The Company’s cash balance of $20,430,000 at June 30, 2015, decreased $2,155,000 (9.5%) from the $22,585,000 balance at December 31, 2014.  The Company paid a dividend of $4,945,000 during the first quarter of 2015 which was accrued at December 31, 2014.  Also, consistent with prior years, the Company paid a significant amount of cash during the first quarter of the year for items that were accrued as of the end of the preceding year, such as sales promotions programs and incentive compensation.

The Accounts Payable balance at June 30, 2015 was $1,294,000, compared to $2,352,000 at December 31, 2014.  The decrease of $1,058,000 (45%) was primarily attributable to payments made during the first quarter of 2015 for certain core raw materials, which were purchased towards the end of the prior year in anticipation of price increases being implemented by the Company’s vendors.

Accrued Compensation was $2,234,000 at June 30, 2015, compared to $4,184,000 at December 31, 2014, decreasing $1,950,000 (46.6%).  A significant portion of the liability that existed at year end related to incentive compensation earned in 2014.  As customary, the liability was then paid during the first quarter of the following year, or in this case 2015, thus diminishing the balance.  The liability now represents amounts earned during the current year based upon the profits of the Company.

Dividends Payable was $4,945,000 at the end of 2014, which was paid to shareholders on January 5, 2015, thus reducing the balance to zero.  This also reduced the Company’s cash balance, as also described above.

RESULTS OF OPERATIONS

Three-months ended June 30, 2015 vs. June 30, 2014

The Company reported comparative results from operations for the three-months ended June 30, 2015 and 2014 as follows:

	Three-months ended June 30, (in thousands)

	2015	2015	2014	2014
	($000)		($000)
Net Sales	$21,636	100.0%	$19,872	100.0%
Gross Profit	$13,338	61.7%	$11,454	57.6%
Operating Profit	$5,384	24.9%	$4,295	21.6%

Net Sales.  The Company’s 2015 second quarter sales increased $1,764,000 (8.9%) over the same period in 2014, ending at $21,636,000 for the three months ended June 30, 2015, compared to $19,872,000 for the same three months in 2014.

The majority of the sales growth is the result of an increase in unit volume, with the bulk coming from the flexible gas piping business, associated with the modest growth in the construction industry, particularly in residential housing. The Company has also been able to expand its markets by offering innovative products such as its AutoSnap® fitting, which complements the TracPipe® CounterStrike® flexible gas piping products, as well as DoubleTrac® and DEF-Trac® double-containment piping, used in refueling and auxiliary power generation markets.  The Company has also experienced growth outside of its North American core market, particularly Europe.

Gross Profit.  The Company’s gross profit margins have improved between the two periods, being 61.7% and 57.6% for the three-months ended June 30, 2015 and 2014, respectively.  The Company experienced some pricing relief during the second quarter on its raw material components, which along with other various factory related efficiencies, and a small price increase to customers in effect from the beginning of the year, allowed the Company’s margins to expand.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight.  Selling expense was $3,815,000 and $3,428,000 for the three-months ended June 30, 2015 and 2014, respectively, representing an increase of $387,000.  There was an increase in commissions largely in conjunction with the increase in sales, and there was also a rise in staffing related expenses during the quarter, as the Company puts forth efforts to increase its volume and markets.  Selling expense as a percent of net sales was fairly consistent between periods, being 17.6% for the three-months ended June 30, 2015, compared to 17.3% for the three-months ended June 30, 2014.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services.  General and administrative expenses were $3,419,000 and $3,073,000 for the three-months ended June 30, 2015 and 2014, respectively, increasing $346,000 or 11.3% between periods.  The Company recognized an increase in legal and insurance related expenses primarily associated with product liability claims and coverage.  Additionally, there was an increase in staffing related expenses, mostly incentive compensation earned in association with the strong profits generated during the quarter.  As a percentage of sales, general and administrative expenses were 15.8% and 15.5% for the three months ended June 30, 2015 and 2014, respectively.

Engineering Expense.  Engineering expenses consist of development expenses associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes.  Engineering expenses increased $62,000 for the quarter.  They were $720,000 and $658,000 for the three months ended June 30, 2015 and 2014, respectively.  Engineering expenses as a percentage of sales were 3.3% for both the three months ended June 30, 2015, and 2014.

Operating Profit.  Reflecting all of the factors mentioned above, Operating Profits increased by $1,089,000, or 25.4% over last year. The Company had a profit of $5,384,000 in the three-month period ended June 30, 2015, versus a profit of $4,295,000 in the three-months ended June 30, 2014.

Interest Income (Expense).  Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit.  The Company recognized a modest amount of interest income for the second quarter of 2015 and 2014.

Other Income (Expense).  Other Income (Expense) primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our U.K. subsidiary.  There was a small amount of Other Income in both 2015 and 2014 for the second quarter.

Income Tax Expense.  Income Tax Expense was $1,733,000 for the second quarter of 2015, compared to $1,387,000 for the same period in 2014.  The $346,000 increase was primarily due to higher income before taxes.  The Company’s effective tax rate in 2015 approximates the 2014 rate and does not differ materially from expected statutory rates.

Six-months ended June 30, 2015 vs. June 30, 2014

The Company reported comparative results from operations for the six-months ended June 30, 2015 and 2014 as follows:

	Six-months ended June 30, (in thousands)

	2015	2015	2014	2014
	($000)		($000)
Net Sales	$ 42,609	100.0%	$ 36,461	100.0%
Gross Profit	$ 25,728	60.4%	$ 20,733	56.9%
Operating Profit	$ 10,091	23.7%	$ 7,560	20.7%

Net Sales.  The Company’s sales for the first six months of 2015 increased $6,148,000, or approximately 17.0% over the same period in 2014, ending at $42,609,000 and $36,461,000 in 2015 and 2014, respectively.

The majority of the sales growth is the result of an increase in unit volume, with the bulk coming from the flexible gas piping business, partly attributable to the modest growth in the construction industry, particularly in residential housing. The Company has also been able to expand its markets by offering innovative products such as its AutoSnap® fitting, which complements the TracPipe® CounterStrike® flexible gas piping products, as well as DoubleTrac® and DEF-Trac® double-containment piping, used in refueling and auxiliary power generation markets.  The Company has also experienced growth outside of its North American core market, particularly Europe.

Gross Profit.  The Company’s gross profit margins have increased between the two periods, being 60.4% and 56.9% for the six-months ended June 30, 2015 and 2014, respectively. Although the Company experienced an increase in the cost of its strip metal, which is a significant raw material component used in the Company’s piping products, the Company has been able to soften the overall impact through other areas, and components, including various factory related efficiencies, and a small price increase to customers that was in effect as of the beginning of the year.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight.  Selling expense was $7,590,000 and $6,551,000 for the six-months ended June 30, 2015 and 2014, respectively, representing an increase of $1,039,000.  Although no particular item represented a majority of the increase on its own, the largest contributors were commissions, which increased compared to last year, largely in relation with the increase in sales, and there was an increase in staffing related expenses, as the Company strive to increase its unit volume and markets.  Sales expense as a percent of Net Sales was 17.8% for the six-months ended June 30, 2015, and 18.0% for the six-months ended June 30, 2014.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services.  General and administrative expenses were $6,696,000 and $5,260,000 for the six-months ended June 30, 2015 and 2014, respectively, increasing $1,436,000 between periods.  The most significant change for the six months pertained to legal and insurance related expenses primarily associated with product liability claims and coverage, which increased $1,220,000 over last year.  As a percentage of sales, general and administrative expenses increased to 15.7% for the six-months ended June 30, 2015 from 14.4% for the six months ended June 30, 2014.

Engineering Expense.  Engineering expenses consist of development expenses associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes.  Engineering expenses are very similar between periods, as they were $1,351,000 and $1,362,000 for the six months ended June 30, 2015 and 2014, respectively.  Engineering expenses as a percentage of sales were 3.2% for the six months ended June 30, 2015 and 3.7% for the six months ended June 30, 2014.

Operating Profit.  Reflecting all of the factors mentioned above, Operating Profits were up $2,531,000 or 33.5%, ending with a profit of $10,091,000 for the first half of 2015, compared to $7,560,000 in 2014.

Interest Income (Expense).  Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit.  There was a nominal amount of interest income recorded during the first six months of 2015 and 2014.

Other Income (Expense).  Other Income (Expense) primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our U.K. subsidiary.  There was a small amount of Other Income in both 2015 and 2014.

Income Tax Expense.  Income Tax Expense was $3,224,000 for the first six months of 2015, compared to $2,428,000 for the same period in 2014, increasing by $796,000, largely in correlation with the change in income before taxes.  The Company’s effective tax rate in 2015 approximates the 2014 rate and does not differ materially from expected statutory rates.

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

Our critical accounting policies and significant estimates and assumptions are described in more detail as follows:

Revenue Recognition

 The Company’s revenue recognition activities relate almost entirely to the manufacture and sale of flexible metal hose and pipe.  Under GAAP, revenues are considered to have been earned when the Company has substantially accomplished what it must do to be entitled to the benefits represented by the revenues.  The following criteria represent preconditions to the recognition of revenue:

•Persuasive evidence of an arrangement for the sale of product or services must exist.

•Delivery has occurred or services rendered.

•The sales price to the customer is fixed or determinable.

•Collection is reasonably assured.

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

 The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance.  The Company determines the allowance based on any known collection issues, historical experience, and other currently available evidence.  The reserve for future credits, discounts, and doubtful accounts was $661,000 and $710,000 as of June 30, 2015 and December 31, 2014, respectively.  In regards to identifying uncollectible accounts, the Company reviews an aging report on a consistent basis to determine past due accounts, and utilizes a well established credit rating agency.  The Company charges off those accounts that are deemed uncollectible once all collection efforts have been exhausted.

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

Goodwill

 In accordance with Financial Accounting Standards Board (FASB) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2014.  This analysis did not indicate any impairment of goodwill.  There were no circumstances that indicate that Goodwill might be impaired at June 30, 2015.

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

Other Comprehensive Income

 For the three and six months ended June 30, 2015 and 2014, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentration

 The Company has one significant customer who represents more than 10% of the Company’s Net Sales for the three and six months ended June 30, 2015 and 2014, and more than 10% of the Company’s Accounts Receivable balance at June 30, 2015 and December 31, 2014.  Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are discussed in detail in the Company’s December 31, 2014 Form 10-K, and there has been no significant change as of this quarterly report.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330).  Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively.  The Company is evaluating the provisions of this statement, including which period to adopt, and has not determined what impact the adoption of ASU 2015-11 will have on the Company's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company’s primary cash needs have been related to working capital items, which the Company has largely funded through cash generated from operations.

As of June 30, 2015, the Company had a cash balance of $20,430,000.  Additionally, the Company has a $15,000,000 line of credit available with Santander, as discussed in detail in Note 4, which had no borrowings outstanding upon it at June 30, 2015.  At December 31, 2014, the Company had cash of $22,585,000, and also had no borrowings against the line of credit at that time.

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For the first six months of 2015, the Company’s cash provided from operating activities was $3,121,000, compared to $2,820,000 of cash provided during the first half of 2014, thus increasing by $301,000 between periods

As a general trend, the Company tends to deplete cash during the first quarter of the year, as significant payments are typically made for accrued promotional incentives, incentive compensation, and taxes.  Cash has then historically shown a tendency to be restored and accumulated during the latter portion of the year.

Investing Activities

Cash used in investing activities for the first six months of 2015 and 2014 was $384,000 and $69,000, respectively, all related to capital expenditures for both periods.  During 2015, the Company added machinery and leasehold improvements to the facility in Exton which required a greater outlay of cash than in the prior year.

We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend upon many factors including our rate of revenue growth, the timing and extent of any expansion efforts, and the potential for investments in, or the acquisition of any complementary products, businesses or supplementary facilities for additional capacity.  There are currently no known material commitments for capital expenditures.

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

The Company did not borrow any funds from its line of credit during the first six months of 2015 or 2014, and had no outstanding borrowings on its line of credit as of June 30, 2015, or as of December 31, 2014.

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

Item 4 – Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures.

At the end of the fiscal second quarter of 2015, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures.  The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission.  The Company’s management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

(b)Changes in Internal Controls.

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

The Company has in place commercial general liability insurance policies that cover the Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $250,000 per claim, (depending on the terms of the policy and the applicable policy year) up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $250,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year.  The aggregate maximum exposure for all current open Claims is estimated to not exceed approximately $4,700,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions.  It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered and outstanding settlements for existing claims. The liabilities recorded on the Company’s books at June 30, 2015 and December 31, 2014 were $412,000 and $582,000, respectively, and are included in Other Liabilities.

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

Finally, in February of 2012, the Company was made aware of a fraud perpetrated by an outside party involving insurance related premiums that the Company had prepaid for umbrella coverage. The assets are currently secured by a governmental agency which investigated the case, and held in a custodial account.  As of May of 2014, utilizing the secured funds, the court has ordered restitution to all victims including the Company.  It is not clear however at this point what amount will eventually be received by the Company.  The value of the assets on the books amount to $213,000 at June 30, 2015 and December 31, 2014, and are included in Other Long Term Assets.  It is possible that not all of those funds will be returned to the Company, or the Company may need to incur additional costs to procure collection.  The Company is currently pursuing all avenues in an effort to bring closure to the event, and reclaim the assets, and has since replaced the aforementioned insurance coverage.

Item 4 – Submission of Matter to a Vote of the Security Holders

On June 2, 2015, the Company held its 2015 Annual Meeting of Shareholders.  The shareholders voted on the following proposals:

1.To elect two Class 1 directors for a three year term expiring at the 2018 annual meeting of shareholders.

2.To ratify the appointment by the audit committee of the board of directors of McGladrey LLP (McGladrey), as the independent auditors for the Company for the fiscal year ending December 31, 2015.

The results of the voting are as follows:

1.	Election of Directors
		For	Withheld	Non-votes
	David K. Evans	8,931,256	71,421	473,091
	Stewart B. Reed	8,388,709	613,968	473,091

2.

The proposal to ratify the appointment by the Audit Committee of the Board of Directors of McGladrey LLP to audit the Company’s financial statements for the year ending December 31, 2015 was ratified by shareholders:

	For	9,471,492
	Against	976
	Abstain	3,300

Item 6 - Exhibits

Exhibit
No.	Description
31.1	Certification of Chief Executive Officer of Omega Flex, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Omega Flex, Inc. pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Omega Flex, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA FLEX, INC.
(Registrant)

Date: August 7, 2015	By: /S/ Paul J. Kane______________
Paul J. Kane
Vice President – Finance
and Chief Financial Officer