Form 10-Q
period 2015-09-30
Omega Flex, Inc.
filed 2015-11-13
CIK 1317945

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2015

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

The number of shares of the registrant’s common stock outstanding as of September 30, 2015 was 10,091,822.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1 – Financial Statements

Condensed consolidated balance sheets at September 30, 2015 (unaudited)
and December 31, 2014	3

Condensed consolidated statements of income for the
three-months and nine-months ended September 30, 2015 and 2014 (unaudited)	4

Condensed consolidated statements of comprehensive income for the three-months
and nine-months ended September 30, 2015 and 2014 (unaudited)	5

Condensed consolidated statements of cash flows for the
nine-months ended September 30, 2015 and 2014 (unaudited)	6

Notes to the condensed consolidated financial statements (unaudited)	7

Item 2- Management's Discussion and Analysis of Financial Condition
and Results of Operations	21

Item 3 – Quantitative and Qualitative Information About Market Risks	34

Item 4 – Controls and Procedures	34

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	35

Item 4 – Submission of Matter to a Vote of the Security Holders	36

Item 6 - Exhibits	37

SIGNATURE	38

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(unaudited)
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$24,199	$22,585
Accounts Receivable - less allowances of $779 and $710, respectively	15,233	13,723
Inventories-Net	8,466	7,364
Deferred Taxes	467	625
Other Current Assets	1,849	1,468

Total Current Assets	50,214	45,765

Property and Equipment - Net	4,616	4,483
Goodwill-Net	3,526	3,526
Other Long Term Assets	1,271	1,364

Total Assets	$59,627	$55,138

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,574	$2,352
Accrued Compensation	3,443	4,184
Accrued Commissions and Sales Incentives	3,271	2,749
Dividends Payable	-	4,945
Taxes Payable	369	1,216
Other Liabilities	3,912	3,572

Total Current Liabilities	12,569	19,018

Deferred Taxes	905	926
Other Long Term Liabilities	1,096	1,225

Total Liabilities	14,570	21,169

Commitments and Contingencies (Note 5)

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 Share: authorized 20,000,000 Shares: 10,153,633 shares issued and 10,091,822 outstanding at September 30, 2015 and December 31, 2014, respectively	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	10,808	10,808
Retained Earnings	34,490	23,446
Accumulated Other Comprehensive Loss	(575)	(497)
Total Omega Flex, Inc. Shareholders’ Equity	44,824	33,858
Noncontrolling Interest	233	111

Total Shareholders’ Equity	45,057	33,969

Total Liabilities and Shareholders’ Equity	$59,627	$55,138

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three-months ended		For the nine-months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Amounts in Thousands, except earnings per Common Share)

Net Sales	$ 24,556	$ 23,837	$ 67,165	$ 60,298

Cost of Goods Sold	9,270	9,521	26,151	25,249

Gross Profit	15,286	14,316	41,014	35,049

Selling Expense	4,009	3,706	11,599	10,257
General and Administrative Expense	4,210	3,751	10,906	9,011
Engineering Expense	690	764	2,041	2,126

Operating Profit	6,377	6,095	16,468	13,655

Interest Income	19	9	50	21
Other (Expense)	(9)	(32)	(8)	(25)

Income Before Income Taxes	6,387	6,072	16,510	13,651

Income Tax Expense	2,114	2,002	5,338	4,430

Net Income	4,273	4,070	11,172	9,221
Less: Net Income attributable to the Noncontrolling Interest, Net of Tax	(41)	(35)	(128)	(95)

Net Income attributable to Omega Flex, Inc.	$ 4,232	$ 4,035	$ 11,044	$ 9,126

Basic and Diluted Earnings per Common Share	$ 0.42	$ 0.40	$ 1.09	$ 0.90

Basic and Diluted Weighted-Average Shares Outstanding	10,092	10,092	10,092	10,092

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

 OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three-months ended		For the nine-months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Amounts in Thousands)		(Amounts in Thousands)

Net Income	$ 4,273	$ 4,070	$ 11,172	$ 9,221

Other Comprehensive Loss, Net of Tax:
Foreign Currency Translation Adjustment, net of Taxes	(134)	(193)	(84)	(100)
Other Comprehensive Loss	(134)	(193)	(84)	(100)

Comprehensive Income	4,139	3,877	11,088	9,121

Less: Comprehensive Income Attributable to the Noncontrolling Interest	(33)	(26)	(122)	(91)

Total Comprehensive Income	$ 4,106	$ 3,851	$ 10,966	$ 9,030

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine-months ended
	September 30,
	2015	2014
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net Income	$ 11,172	$ 9,221
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
Non-Cash Compensation Expense	104	139
Depreciation and Amortization	320	379
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	67	56
Changes in Assets and Liabilities:
Accounts Receivable	(1,642)	(2,220)
Inventories	(1,135)	151
Other Assets	(130)	636
Accounts Payable	(769)	217
Accrued Compensation	(732)	(71)
Accrued Commissions and Sales Incentives	523	(1,156)
Other Liabilities	(728)	672
Net Cash Provided by Operating Activities	7,050	8,024

Cash Flows from Investing Activities:
Capital Expenditures	(456)	(78)
Net Cash Used in Investing Activities	(456)	(78)

Cash Flows from Financing Activities:
Dividends Paid	(4,945)	---
Net Cash Used in Financing Activities	(4,945)	---

Net Increase in Cash and Cash Equivalents	1,649	7,946
Translation effect on cash	(35)	(80)
Cash and Cash Equivalents – Beginning of Period	22,585	8,257

Cash and Cash Equivalents – End of Period	$ 24,199	$ 16,123

Supplemental Disclosure of Cash Flow Information:

Cash paid for Income Taxes	$ 6,018	$ 2,247

Cash paid for Interest	$ ---	$ ---

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

 OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). The Company’s unaudited  condensed consolidated financial statements for the quarter ended September 30, 2015 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), and with the instructions of Form 10-Q and Article 10 of Regulation S-X.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K).  All material inter-company accounts and transactions have been eliminated in consolidation.  It is Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature or a description is provided for any adjustments that are not of a normal recurring nature.

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

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance.  The Company determines the allowance based on any known collection issues, historical experience, and other currently available evidence.  The reserve for future credits, discounts, and doubtful accounts was $779,000 and $710,000 as of September 30, 2015 and December 31, 2014, respectively.  In regards to identifying uncollectible accounts, the Company reviews an aging report on a consistent basis to determine past due accounts, and utilizes a well established credit rating agency.  The Company charges off those accounts that are deemed uncollectible once all collection efforts have been exhausted.

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

Goodwill

In accordance with Financial Accounting Standards Board (FASB) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2014.  This analysis did not indicate any impairment of goodwill.  There were no circumstances that indicate that Goodwill might be impaired at September 30, 2015.

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

Fair Value of Financial and Nonfinancial Instruments

The Company measures financial instruments in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures.  The accounting standard defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures about fair value measurements.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard creates a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability. The Company relies on its actively traded share value – a level 1 input – in determining the fair value of the reporting unit in its annual impairment test as described in FASB ASC Topic 350, Intangibles - Goodwill and Other.

Earnings per Common Share

Basic earnings per share have been computed using the weighted-average number of common shares outstanding. For the periods presented, there are no dilutive securities.  Consequently, basic and dilutive earnings per share are the same.

Currency Translation

Assets and liabilities denominated in foreign currencies, most of which relate to our United Kingdom subsidiary whose functional currency is the British pound sterling, are translated into U.S. dollars at exchange rates prevailing on the balance sheet dates.  The statements of income are translated into U.S. dollars at average exchange rates for the period.  Adjustments resulting from the translation of financial statements are excluded from the determination of income and are accumulated in a separate component of shareholders’ equity.  Exchange gains and losses resulting from foreign currency transactions are included in the statements of income (other expense) in the period in which they occur.

Income Taxes

The Company accounts for tax liabilities in accordance with FASB ASC Topic 740, Income Taxes.  Under this method the Company records tax expense, related deferred taxes and tax benefits, and uncertainties in tax positions.

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

The Company follows the provisions of ASC 740-10 relative to accounting for uncertainties in tax positions. These provisions provide guidance on the recognition, de-recognition and measurement of potential tax benefits associated with tax positions. The Company elected to recognize interest and penalties related to income tax matters as a component of the income tax provision in the consolidated statements of income. For additional information regarding FASB ASC 740-10, see Note 8 of the Company’s December 31, 2014 Form 10-K.

Other Comprehensive Income

For the three and nine months ended September 30, 2015 and 2014, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentration

The Company has one significant customer who represents more than 10% of the Company’s Net Sales for the three and nine months ended September 30, 2015 and 2014, and more than 10% of the Company’s Accounts Receivable balance at September 30, 2015 and December 31, 2014.  Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are discussed in detail in the Company’s December 31, 2014 Form 10-K, and there has been no significant change as of this quarterly report.

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

3. INVENTORIES

Inventories, net of reserves consisted of the following:

	September 30,	December 31,
	2015	2014
	(dollars in thousands)
Finished Goods	$ 6,108	$ 5,122
Raw Materials	2,358	2,242
Inventories-Net	$ 8,466	$ 7,364

4. LINE OF CREDIT

On December 29, 2014, the Company entered into to an Amended and Restated Committed Revolving Line of Credit Note (“the Line”) and a Second Amendment to the Loan Agreement with Santander Bank, N.A. (“Santander”). The Company renewed and increased the Line facility in the maximum amount of $15,000,000, for a five year term maturing on December 31, 2019, with funds available for working capital purposes and to fund dividends. This Line facility supersedes the $10,000,000 line of credit the Company previously had in place with Santander since 2010, which was to expire at the end of 2014. The Line is unsecured. The Line provides for the payment of any borrowings at an interest rate of either LIBOR plus 1.00% to plus 1.35% (for borrowings with a fixed term of 30, 60, or 90 days), or Prime from 0.00% to plus 0.10%, depending upon the Company’s then existing financial ratios.  At September 30, 2015, the Company’s financial ratios would allow for the most favorable rate under the agreement’s range, which would be a rate of 1.33%. Under the terms of the agreement, the Company is required to pay on a quarterly basis an unused facility fee equal to 10 basis points of the average unused balance of the total Line commitment.

As of September 30, 2015 and December 31, 2014, the Company had no outstanding borrowings on its line of credit, and was in compliance with all debt covenants.

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

The Company has salary continuation agreements with one current employee, and one former employee who retired at the end of 2010.  These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death.  The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65. The agreements also provide for survivorship benefits if the employee dies before attaining age 65; and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination.  The net present value of the retirement payments associated with these agreements is $505,000 at September 30, 2015, of which $493,000 is included in Other Long Term Liabilities, and the remaining current portion of $12,000 is included in Other Liabilities, associated with the retired employee previously noted who is now receiving benefit payments.  The December 31, 2014 liability of $501,000 had $489,000 reported in Other Long Term Liabilities and a current portion of $12,000 in Other Liabilities.

The Company has obtained and is the beneficiary of three whole life insurance policies with respect to the two employees discussed above, and one other employee policy. The cash surrender value of such policies (included in Other Long Term Assets) amounts to $1,057,000 at September 30, 2015 and $1,033,000 at December 31, 2014.

As disclosed in detail in Note 9 of the Company’s December 31, 2014 Form 10-K, under the caption “Leases”, the Company has several lease obligations in place that will be paid out over time.  Most notably, the Company leases facilities in Banbury, England, and Exton, Pennsylvania in the United States that both serve the manufacturing, warehousing and distribution functions, and the Company also leases a corporate office in Middletown, CT.

Contingencies:

In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”).  In 2010, the Company experienced a spike in Claims, but during the last three years the pace of new Claims has softened, as the Company has successfully defended itself in all court proceedings. However, expenses have increased during the current year due to the Company’s vigorous defense of certain cases.  The Company does not believe that the Claims have legal merit, and is therefore vigorously defending against those Claims.  In 2013, the Company won two of the Claims at two separate trials, both of which were held in U.S. District Court; one in St. Louis, Missouri and the other in Bridgeport, Connecticut.  In both cases, the jury unanimously found that the Company was not negligent in designing its TracPipe® product, and that the TracPipe® product was not defective or unreasonably dangerous.  In 2010, the Company took its first Claim to trial in Pennsylvania, and the jury returned a verdict that the Company was not negligent in designing and selling the TracPipe product, but also returned a verdict for plaintiff on strict liability.  The Company has appealed that portion of the verdict, and in December 2014, the Supreme Court of Pennsylvania ruled in favor of the Company, and returned the case to the trial court for further hearings.

The Company has in place commercial general liability insurance policies that cover the Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $250,000 per claim, (depending on the terms of the policy and the applicable policy year) up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $250,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year.  The aggregate maximum exposure for all current open Claims is estimated to not exceed approximately $4,900,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions.  It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered and outstanding settlements for existing claims. The liabilities recorded on the Company’s books at September 30, 2015 and December 31, 2014 were $290,000 and $582,000, respectively, and are included in Other Liabilities.

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

Finally, in February of 2012, the Company was made aware of a fraud perpetrated by an outside party involving insurance related premiums that the Company had prepaid for umbrella coverage. The assets are currently secured by a governmental agency which investigated the case, and held in a custodial account.  In June of 2015, utilizing the secured funds, the court has approved restitution to all victims including the Company.  It is not clear however at this point what amount will eventually be received by the Company.  The value of the assets on the books amount to $213,000 at September 30, 2015 and December 31, 2014, and are included in Other Long Term Assets.  It is possible that not all of those funds will be returned to the Company, or the Company may need to incur additional costs to procure collection.  The Company is currently pursuing all avenues in an effort to bring closure to the event, and reclaim the assets, and has since replaced the aforementioned insurance coverage.

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

Grants of Phantom Stock Units.  As of December 31, 2014, the Company had 19,156 unvested units outstanding, all of which were granted at Full Value.  On February 16, 2015, the Company granted an additional 10,460 Full Value Units with a fair value of $28.90 per unit on grant date, using historical volatility. In March 2015, the Company paid $257,000 for the 8,100 fully vested and matured units that were granted on March 3, 2011, including their respective earned dividend values.  As of September 30, 2015, the Company had 20,335 unvested units outstanding.

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

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience.  Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense as of September 30, 2015.

The total Phantom Stock related liability as of September 30, 2015 was $800,000 of which $305,000 is included in Other Liabilities, as it is expected to be paid in February 2016, and the balance of $495,000 is included in Other Long Term Liabilities.  At December 31, 2014, the total Phantom Stock liability was $952,000, with $321,000 in Other Liabilities, and $631,000 included in Other Long Term Liabilities.

In accordance with FASB ASC Topic 718, Stock Compensation, the Company recorded compensation expense of approximately $104,000 and $139,000 related to the Phantom Stock Plan for the nine months ended September 30, 2015 and 2014, respectively.

The following table summarizes information about the Company’s nonvested phantom stock Units at September 30, 2015:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2014	19,156	$15.67
Granted	10,460	$28.90
Vested	(9,281)	$15.09
Forfeited	---	---
Canceled	---	---
Nonvested at September 30, 2015	20,335	$22.74
Phantom Stock Unit Awards Expected to Vest	20,335	$22.74

The total unrecognized compensation costs calculated at September 30, 2015 are $464,000 which will be recognized through March of 2018. The Company will recognize the related expense over the weighted average period of 1.5 years.

7.  NONCONTROLLING INTERESTS

The Company owns 100% of all subsidiaries, except for a small portion of one, which is owned by a Noncontrolling Interest.  At December 31, 2014, total Shareholders’ Equity was $33,969,000, and the Noncontrolling Interest was $111,000.  For the nine month period ended September 30, 2015, the Noncontrolling Interest’s portion of Net Income was approximately $128,000, and their portion of Other Comprehensive Income was a loss of $6,000.  At September 30, 2015, total Shareholders’ Equity was $45,057,000, of which the Noncontrolling Interest held a value of $233,000.

8. SHAREHOLDERS’ EQUITY

As of September 30, 2015 and December 31, 2014, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share.  At both dates, the number of shares issued was 10,153,633, and the total number of outstanding shares was 10,091,822, with the 61,811 variance representing shares held in Treasury.

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

CHANGES IN FINANCIAL CONDITION

The Company’s cash balance of $24,199,000 at September 30, 2015, increased $1,614,000 (7.1%) from the $22,585,000 balance at December 31, 2014.  The increase is largely the result of cash generated from operations, partially offset by a dividend of $4,945,000 paid during the first quarter of 2015 which was accrued at December 31, 2014, and other significant cash outflows during the first quarter of the year for items such as sales promotions programs and incentive compensation, which were also accrued for at the previous year end.

The Accounts Receivable balance at September 30, 2015 was $15,233,000, compared to $13,723,000 at December 31, 2014.  The increase of $1,510,000 (11%) was primarily attributable to an increase in sales during the last couple months of the current quarter, compared to the last couple of months of 2014, which increased amounts due from customers.

Dividends Payable was $4,945,000 at the end of 2014, which was paid to shareholders on January 5, 2015, thus reducing the balance to zero.  This also reduced the Company’s cash balance, as also described above.

RESULTS OF OPERATIONS

Three-months ended September 30, 2015 vs. September 30, 2014

The Company reported comparative results from operations for the three-months ended September 30, 2015 and 2014 as follows:

	Three-months ended September 30, (in thousands)

	2015	2015	2014	2014
	($000)		($000)
Net Sales	$ 24,556	100.0%	$ 23,837	100.0%
Gross Profit	$ 15,286	62.3%	$ 14,316	60.1%
Operating Profit	$ 6,377	26.0%	$ 6,095	25.6%

Net Sales.  The Company’s 2015 third quarter sales increased $719,000 (3.0%) over the same period in 2014, ending at $24,556,000 for the three months ended September 30, 2015, compared to $23,837,000 for the same three months in 2014. The change in sales is a combination of an increase in unit volume, with the bulk coming from flexible gas piping products, and the effect of a price increase implemented in late 2014, which was put forth to combat anticipated raw material price increases from the Company’s vendors.

Gross Profit.  The Company’s gross profit margins have improved slightly between the two periods, being 62.3% and 60.1% for the three-months ended September 30, 2015 and 2014, respectively.  The Company experienced some pricing relief during the third quarter on its raw material components, which along with other various factory related efficiencies, and a small price increase to customers noted above, allowed the Company to maintain a slight lead over last year.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight.  Selling expense was $4,009,000 and $3,706,000 for the three-months ended September 30, 2015 and 2014, respectively, representing an increase of $303,000.  The largest component of the increase related to commissions largely in conjunction with the increase in sales, and there was also a rise in staffing related expenses and advertising during the quarter, as the Company puts forth efforts to increase its volume and markets.  Selling expense as a percent of net sales rose slightly between periods, being 16.3% for the three-months ended September 30, 2015, compared to 15.6% for the three-months ended September 30, 2014.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services. General and administrative expenses were $4,210,000 and $3,751,000 for the three-months ended September 30, 2015 and 2014, respectively, increasing $459,000 or 12.2% between periods. The Company recognized an increase in legal and insurance related expenses of $591,000 primarily associated with product liability claims and coverage. This was softened by a decrease in staffing related expenses, and other items. As a percentage of sales, general and administrative expenses were 17.1% and 15.7% for the three months ended September 30, 2015 and 2014, respectively.

Engineering Expense.  Engineering expenses consist of development expenses associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes.  Engineering expenses decreased $74,000 for the quarter. They were $690,000 and $764,000 for the three months ended September 30, 2015 and 2014, respectively. Engineering expenses as a percentage of sales were 2.8% and 3.2% for the three months ended September 30, 2015, and 2014, respectively.

Operating Profit.  Reflecting all of the factors mentioned above, Operating Profits increased by $282,000, or 4.6% over last year.  The Company had a profit of $6,377,000 in the three-month period ended September 30, 2015, versus a profit of $6,095,000 in the three-months ended September 30, 2014.

Interest Income.  Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. The Company recognized a modest amount of interest income for the third quarter of 2015 and 2014.

Other (Expense).  This primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our U.K. subsidiary.  There was a small amount of Other Expense in both 2015 and 2014 for the third quarter.

Income Tax Expense.  Income Tax Expense was $2,114,000 for the third quarter of 2015, compared to $2,002,000 for the same period in 2014.  The $112,000 increase was primarily due to higher income before taxes.  The Company’s effective tax rate in 2015 approximates the 2014 rate and does not differ materially from expected statutory rates.

Nine-months ended September 30, 2015 vs. September 30, 2014

The Company reported comparative results from operations for the nine-months ended September 30, 2015 and 2014 as follows:

	Nine-months ended September 30, (in thousands)

	2015	2015	2014	2014
	($000)		($000)
Net Sales	$ 67,165	100.0%	$ 60,298	100.0%
Gross Profit	$ 41,014	61.1%	$ 35,049	58.1%
Operating Profit	$ 16,468	24.5%	$ 13,655	22.7%

Net Sales.  The Company’s sales for the first nine months of 2015 increased $6,867,000, or 11.4% over the same period in 2014, ending at $67,165,000 and $60,298,000 in 2015 and 2014, respectively.

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

Gross Profit.  The Company’s gross profit margins have increased between the two periods, being 61.1% and 58.1% for the nine-months ended September 30, 2015 and 2014, respectively. Although the Company experienced an increase during the first portion of the year in the cost of its strip metal, which is a significant raw material component used in the Company’s piping products, there has been a softening in those costs during the third quarter.  The Company has been able to diminish the overall impact through other areas, and components, including various factory related efficiencies, and a small price increase to customers that was in effect as of the beginning of the year.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight.  Selling expense was $11,599,000 and $10,257,000 for the nine-months ended September 30, 2015 and 2014, respectively, representing an increase of $1,342,000.  Although no particular item represented a majority of the increase on its own, the largest contributors were commissions, which increased compared to last year largely in relation with the increase in sales, and there was an increase in staffing related expenses, as the Company strived to increase its unit volume and markets.  Sales expense as a percent of Net Sales was largely flat, being 17.3% for the nine-months ended September 30, 2015, and 17.0% for the nine-months ended September 30, 2014.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services.  General and administrative expenses were $10,906,000 and $9,011,000 for the nine-months ended September 30, 2015 and 2014, respectively, increasing $1,895,000 between periods.  The majority of the change for the nine months pertained to legal and insurance related expenses primarily associated with product liability claims and coverage, which increased $1,812,000 over last year. As a percentage of sales, general and administrative expenses increased to 16.2% for the nine-months ended September 30, 2015 from 14.9% for the nine-months ended September 30, 2014.

Engineering Expense.  Engineering expenses consist of development expenses associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes. Engineering expenses are very similar between periods, as they were $2,041,000 and $2,126,000 for the nine months ended September 30, 2015 and 2014, respectively. Engineering expenses as a percentage of sales were 3.0% for the nine months ended September 30, 2015 and 3.5% for the nine-months ended September 30, 2014.

Operating Profit.  Reflecting all of the factors mentioned above, Operating Profits increased $2,813,000 or 20.6%, ending with a profit of $16,468,000 for the first nine months of 2015, compared to $13,655,000 in 2014.

Interest Income.  Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit.  There was a nominal amount of interest income recorded during the first nine months of 2015 and 2014.

Other (Expense).  This primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our U.K. subsidiary.  There was a small amount of Other Expense in both 2015 and 2014.

Income Tax Expense.  Income Tax Expense was $5,338,000 for the first nine months of 2015, compared to $4,430,000 for the same period in 2014, increasing by $908,000, largely in correlation with the change in income before taxes.  The Company’s effective tax rate in 2015 approximates the 2014 rate and does not differ materially from expected statutory rates.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Financial Reporting Release No. 60, released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  Note 2 of the Notes to the Condensed Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our condensed Consolidated Financial Statements. The following is a brief discussion of the Company’s significant accounting policies.

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

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance.  The Company determines the allowance based on any known collection issues, historical experience, and other currently available evidence.  The reserve for future credits, discounts, and doubtful accounts was $779,000 and $710,000 as of September 30, 2015 and December 31, 2014, respectively.  In regards to identifying uncollectible accounts, the Company reviews an aging report on a consistent basis to determine past due accounts, and utilizes a well established credit rating agency.  The Company charges off those accounts that are deemed uncollectible once all collection efforts have been exhausted.

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

Goodwill

In accordance with Financial Accounting Standards Board (FASB) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2014. This analysis did not indicate any impairment of goodwill. There were no circumstances that indicate that Goodwill might be impaired at September 30, 2015.

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

Fair Value of Financial and Nonfinancial Instruments

The Company measures financial instruments in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures.  The accounting standard defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures about fair value measurements.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard creates a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability. The Company relies on its actively traded share value – a level 1 input – in determining the fair value of the reporting unit in its annual impairment test as described in FASB ASC Topic 350, Intangibles - Goodwill and Other.

Earnings per Common Share

Basic earnings per share have been computed using the weighted-average number of common shares outstanding.  For the periods presented, there are no dilutive securities.  Consequently, basic and dilutive earnings per share are the same.

Currency Translation

Assets and liabilities denominated in foreign currencies, most of which relate to our United Kingdom subsidiary whose functional currency is the British pound sterling, are translated into U.S. dollars at exchange rates prevailing on the balance sheet dates. The statements of income are translated into U.S. dollars at average exchange rates for the period. Adjustments resulting from the translation of financial statements are excluded from the determination of income and are accumulated in a separate component of shareholders’ equity. Exchange gains and losses resulting from foreign currency transactions are included in the statements of income (other expense) in the period in which they occur.

Income Taxes

The Company accounts for tax liabilities in accordance with FASB ASC Topic 740, Income Taxes. Under this method the Company records tax expense, related deferred taxes and tax benefits, and uncertainties in tax positions.

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

The Company follows the provisions of FASB ASC 740-10 relative to accounting for uncertainties in tax positions. These provisions provide guidance on the recognition, de-recognition and measurement of potential tax benefits associated with tax positions. The Company elected to recognize interest and penalties related to income tax matters as a component of the income tax provision in the consolidated statements of income. For additional information regarding FASB ASC 740-10, see Note 8 of the Company’s December 31, 2014 Form 10-K.

Other Comprehensive Income

For the three and nine months ended September 30, 2015 and 2014, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentration

The Company has one significant customer who represents more than 10% of the Company’s Net Sales for the three and nine months ended September 30, 2015 and 2014, and more than 10% of the Company’s Accounts Receivable balance at September 30, 2015 and December 31, 2014.  Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are discussed in detail in the Company’s December 31, 2014 Form 10-K, and there has been no significant change as of this quarterly report.

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

As of September 30, 2015, the Company had a cash balance of $24,199,000. Additionally, the Company has a $15,000,000 line of credit available with Santander, as discussed in detail in Note 4, which had no borrowings outstanding upon it at September 30, 2015.

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For the first nine months of 2015, the Company’s cash provided from operating activities was $7,050,000, compared to $8,024,000 of cash provided during the same period of 2014, thus decreasing by $974,000 between periods.

As a general trend, the Company tends to deplete cash during the first quarter of the year, as significant payments are typically made for accrued promotional incentives, incentive compensation, and taxes.  Cash has then historically shown a tendency to be restored and accumulated during the latter portion of the year.

Investing Activities

Cash used in investing activities for the first nine months of 2015 and 2014 was $456,000 and $78,000, respectively, all related to capital expenditures for both periods. During 2015, the Company added machinery, furniture and fixtures and leasehold improvements to the facility in Exton which required a greater outlay of cash than in the prior year.

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

The Company did not borrow any funds from its line of credit during the first nine months of 2015 or 2014, and had no outstanding borrowings on its line of credit as of September 30, 2015, or as of December 31, 2014.

CONTINGENT LIABILITIES AND GUARANTEES

See Note 5 to the Company’s condensed consolidated financial statements.

 OFF-BALANCE SHEET ARRANGEMENTS

Refer to Item 7 of the Company’s 2014 year-end Form 10-K under the caption “Off-Balance Sheet Obligations or Arrangements”.

Item 3 – Quantitative and Qualitative Information about Market Risks

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

Item 4 – Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.

At the end of the fiscal third quarter of 2015, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission. The Company’s management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”).  In 2010, the Company experienced a spike in Claims, but during the last three years the pace of new Claims has softened, as the Company has successfully defended itself in all court proceedings.  However, expenses have increased during the current year due to the Company’s vigorous defense of certain cases.  The Company does not believe that the Claims have legal merit, and is therefore vigorously defending against those Claims.  In 2013, the Company won two of the Claims at two separate trials, both of which were held in U.S. District Court; one in St. Louis, Missouri and the other in Bridgeport, Connecticut.  In both cases, the jury unanimously found that the Company was not negligent in designing its TracPipe® product, and that the TracPipe® product was not defective or unreasonably dangerous.  In 2010, the Company took its first Claim to trial in Pennsylvania, and the jury returned a verdict that the Company was not negligent in designing and selling the TracPipe product, but also returned a verdict for plaintiff on strict liability. The Company has appealed that portion of the verdict, and in December 2014, the Supreme Court of Pennsylvania ruled in favor of the Company, and returned the case to the trial court for further hearings.

The Company has in place commercial general liability insurance policies that cover the Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $250,000 per claim, (depending on the terms of the policy and the applicable policy year) up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $250,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year.  The aggregate maximum exposure for all current open Claims is estimated to not exceed approximately $4,900,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions.  It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered and outstanding settlements for existing claims. The liabilities recorded on the Company’s books at September 30, 2015 and December 31, 2014 were $290,000 and $582,000, respectively, and are included in Other Liabilities.

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

Finally, in February of 2012, the Company was made aware of a fraud perpetrated by an outside party involving insurance related premiums that the Company had prepaid for umbrella coverage. The assets are currently secured by a governmental agency which investigated the case, and held in a custodial account.  In June of 2015, utilizing the secured funds, the court has approved restitution to all victims including the Company.  It is not clear however at this point what amount will eventually be received by the Company.  The value of the assets on the books amount to $213,000 at September 30, 2015 and December 31, 2014, and are included in Other Long Term Assets.  It is possible that not all of those funds will be returned to the Company, or the Company may need to incur additional costs to procure collection.  The Company is currently pursuing all avenues in an effort to bring closure to the event, and reclaim the assets, and has since replaced the aforementioned insurance coverage.

Item 4 – Submission of Matter to a Vote of the Security Holders

No matters were submitted to the security holders of the Company for a vote during the third quarter of 2015.

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

OMEGA FLEX, INC.
(Registrant)

Date: November 13, 2015	By: /S/ Paul J. Kane______________
Paul J. Kane
Vice President – Finance
and Chief Financial Officer