Form 10-K
period 2015-12-31
Omega Flex, Inc.
filed 2016-03-04
CIK 1317945

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer [  ]   Accelerated filer [X]   Non-accelerated filer [  ]   Smaller reporting company   [  ]

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]   No [X]

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2015, the last business day of the most recently completed second quarter of 2015 was $108,751,648.

The number of shares of common stock outstanding as of March 1, 2016 was 10,091,822.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated by reference from the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A) for the 2016 annual meeting of shareholders to be held on June 7, 2016.

INDEX

Pages of
this report

Reports of Independent Registered Public Accounting Firm		Page 22

Financial Statements:

(a)(1)	Consolidated Balance Sheets as of December 31, 2015 and 2014	Page 24

	Consolidated Statements of Operations For the Years Ended December 31, 2015 and 2014	Page 25

	Consolidated Statements of Comprehensive Income For the Years Ended December 31, 2015 and 2014	Page 26

	Consolidated Statements of Shareholders’ Equity For the Years Ended December 31, 2015 and 2014	Page 27

	Consolidated Statements of Cash Flows For the Years Ended December 31, 2015 and 2014	Page 28

Notes to the Consolidated Financial Statements		Pages 29 through 40

(a)(2)	Financial Statement Schedules

No other financial statement schedules are required by Regulation S-X.

(a)(3)	Exhibits

The Exhibit Index is set forth on Pages 44 and 45.  No annual report to security holders as of December 31, 2015 has been sent to security holders and no proxy statement, form of proxy or other proxy soliciting material has been sent by the registrant to more than ten of the registrant’s security holders with respect to any annual or other meeting of security holders held or to be held in 2016. Such annual report to security holders, proxy statement or form of proxy will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

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

GENERAL

DESCRIPTION OF OUR BUSINESS

Overview of the Company

Omega Flex, Inc. (Omega Flex) is a leading manufacturer of flexible metal hose, and is currently engaged in a number of different markets, including construction, manufacturing, transportation, petrochemical, pharmaceutical and other industries.

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

The major market categories for flexible metallic hose include (1) automotive, (2) aerospace, (3) residential and commercial construction, and (4) general industrial. Omega Flex participates in the latter two markets for flexible metallic hose.  The residential and commercial construction markets utilize corrugated stainless steel tubing (CSST) primarily for flexible gas piping and gas appliance connectors, and secondarily as pump connectors and seismic loops to isolate vibration in mechanical piping systems in commercial buildings.  The general industrial market includes all of the processing industries, the most important of which include primary steel, petrochemical, pharmaceutical, and specialty applications for the transfer of fluids at both extremely low and high temperatures, (such as the conveying of cryogenic liquids) and a highly fragmented OEM market, as well as the maintenance and repair market.

None of our competitors appear to be dominant in more than one market.  We are a leading supplier of flexible metal hose in each of the markets in which we participate.  Our assessment of our overall competitive position is based on several factors.  The flexible gas piping market in the U.S. is currently concentrated in the residential housing market.  Based on the reports issued by the national trade groups on housing construction, the level of acceptance of flexible gas piping in the construction market, and the average usage of flexible gas piping in a residential building, we are able to estimate with a reasonable level of accuracy the size of the total gas piping market.  In addition, the Company is a member of an industry trade group comprised of the four largest manufacturers of CSST in the United States, which compiles and distributes sales volume statistics for its members relative to flexible gas piping. Based on our sales and the statistics described above, the Company can estimate its position within that market. For other applications, industry trade groups collect and report data related to these markets, and we can then compare and estimate our status within that group as a whole.  In addition, the customer base for the products that we sell, and the identity of the manufacturers aligned with those customers is fairly well known, which again allows the Company to extract information and estimate its market position.  Lastly, the term “leading” implies a host of factors other than sales volume and market share position. It includes the range and capability of the product line, history of product development and new product launches, all of which information is in the public domain. Based on all of this information, the Company is reasonably confident that it is indeed a leader in the major market segments in which it participates.

Development of Business

The Company celebrated its 40th anniversary during 2015.  Incorporated in 1975 under the name of Tofle America, Inc., the Company was originally established as the subsidiary of a Japanese manufacturer of flexible metal hose. For a number of years, we were a manufacturer of flexible metal hose that was sold primarily to customers using the hose for incorporation into finished assemblies for industrial applications.  We later changed our name to Omega Flex, Inc., and in 1996, we were acquired by Mestek, Inc. (Mestek).

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

In 2008, the Company introduced its first double containment piping product – DoubleTrac®. DoubleTrac® double containment piping has earned stringent industry certifications for its ability to safely contain and convey automotive fuels. DoubleTrac® received certification from Underwriters Laboratory, the testing and approval agency, that our product is fully compliant with UL971A, which is the product standard in the United States for metallic underground fuel piping, as well as approvals from other relevant state agencies that have more stringent testing procedures for the product.  Similar to our flexible gas piping, DoubleTrac® provides advantages over older rigid pipe technologies.  DoubleTrac® is made and can be installed in long continuous runs, eliminating the need for manually assembling rigid pipe junctions at the end of a pipe or at a turn in direction.   In addition, DoubleTrac® has superior performance in terms of its ability to safely convey fuel from the storage tank to the dispenser to the extent that DoubleTrac® is essentially a zero permeation piping system, far exceeding the most stringent government regulations.  Originally designed for applications involving automotive fueling stations running from the storage tank to the fuel dispenser, the ability of DoubleTrac® to handle a variety of installation challenges has broadened its applications to include refueling at marinas, fuel lines for back-up generators, and corrosive liquids at waste treatment plants.  In short, in applications where double containment piping is required to handle potentially contaminating fluids or corrosive fluids, DoubleTrac® is engineered to handle those demanding applications.

DEF-Trac®, a complementary product which is very similar to DoubleTrac®, was brought to the marketplace in 2011.  DEF-Trac® piping is specifically engineered to handle the demanding requirements for diesel emissions fluid (DEF).  Recent federal regulations require all diesel engines to use DEF to reduce the particulate contaminants from the diesel combustion process. However, DEF is highly corrosive and cannot be pre-mixed with the diesel fuel.  This requires that new diesel trucks and automobiles must have separate tanks built into the vehicle so that the diesel emissions fluid can be injected into the catalytic converter after the point of combustion.  Similarly, a large portion of fueling stations carrying diesel fuel are now also selling DEF through a separate dispenser.  In addition to being highly corrosive, DEF also has a high freezing temperature, requiring a heat trace in the piping in applications in northern areas of the United States.  DEF-Trac® flexible piping is uniquely suited to handle all of these challenges, as the stainless steel inner core is corrosion resistant, and DEF-Trac® also comes with options for heat trace that is extruded directly into the wall of the product.  In summary, DEF-Trac® provides a complete solution to the demanding requirements of this unique application, as such, DEF-Trac® has been met with enormous acceptance from the industry that was searching for a solution to the new environmental requirement.  The unique market position of DEF-Trac® has leveraged the penetration of DoubleTrac® into the broader market for automotive fueling applications.

In September 2013, the Company announced that it would be releasing a newly developed fitting, AutoSnap®, as part of its flexible gas piping product line.  After successfully completing all required testing by independent testing agencies, as well as extensive field trials across the United States by trained TracPipe® CounterStrike® installers, AutoSnap® was officially introduced to the market in January 2014 to wide acceptance.  With its patent-pending design, the product simplified the installation process, and addressed installer preferences for both speed and ease of installation.

In addition to the flexible gas piping and other previously described markets, our flexible metal hose is used in a wide variety of other applications. Our involvement in these markets is important because just as the flexible gas piping applications have sprung from our expertise in manufacturing annular metal hose, other applications may also evolve from our participation in the industry. Flexible metal hose is used in a wide variety of industrial and processing applications where the unique characteristics of the flexible hose in terms of its flexibility, and its ability to absorb vibration and thermal expansion and contraction, has unique benefits over rigid piping. For example, in certain pharmaceutical processing applications, the process of developing the specific pharmaceutical may require rapid freezing of various compounds through the use of liquefied gases, such as liquefied nitrogen, helium or Freon. The use of flexible metal tubing is particularly appropriate in these types of applications.  Flexible metal hose can accommodate the thermal expansion caused by the liquefied gases carried through the hose, and the total length of the hose will not significantly vary. In contrast, fixed or rigid metal pipe would expand and contract along its length as the liquid gases passed through it, causing stresses on the pipe junctions that would over time cause fatigue and failure. Alternatively, within certain industrial or commercial applications using steam, either as a heat source or in the industrial process itself, the pumps used to transfer the liquid or steam within the system are subject to varying degrees of vibration. Additionally, flexible metal hoses can also be used as connections between the pump and the intake of the fluids being transferred to eliminate the vibration effects of the pumps on the piping transfer system. All of these areas provide opportunities for the flexible metal hose arena, and thus the Company continues to participate in these markets, as it seeks new innovative solutions which will generate additional revenue streams for the future.

Manufacturing

In each instance, whether the application is for CSST for fuel gases, flexible metal hose for handling specialty chemicals or gases, flexible double containment piping, or unique industrial applications requiring ability to withstand wide variations in temperature and vibration, all of our success rests on our metal hose.  Most of our flexible metal hoses range in diameter from 1/4” to 2” while certain applications require diameters of up to 16”.  All of our smaller diameter pipe (2” inner diameter and smaller) is made by a proprietary process that is known as the rotary process. The proprietary process that we use to manufacture our annular hose is the result of a long-term development effort begun in 1995. Through continuous improvement over the years, we have developed and fine-tuned the process so that we can manufacture annular flexible metal hose on a high speed, continuous process. We believe that our own rotary process for manufacturing annular corrugated metal hose is the most cost efficient method in the industry, and that our rotary process provides us with a unique advantage in many of the industries in which we participate. As a result, we are able to provide our product on a demand basis. Over the years, the Company has had great success in achieving on-time delivery performance to the scheduled ship date.  The quick inventory turnover reduces our costs for in-process inventory, and further contributes to our gross margin levels.  We have also improved our productivity on a historical basis.

Raw Materials

We use various materials in the manufacture of our products, primarily stainless steel for our flexible metal hose and plastics for our jacketing material on TracPipe® and CounterStrike® flexible gas piping.  We also purchase all of our proprietary AutoFlare® and AutoSnap® brass fittings for use with the TracPipe® and CounterStrike® flexible gas piping.  Although we have multiple sources qualified for all of our major raw materials and components, we have historically used one or two sources of supply for such raw materials and components.  Our current orders for stainless steel and fittings are each placed with one or two suppliers.  If any one of these sources of supply were interrupted for any reason, then we would have to devote additional time and expense in obtaining the same volume of supply from our other qualified sources.  This potential transition, if it were to occur, could affect our operations and financial results during the period of such transition.  During 2015, despite a decrease in the price of nickel, the cost of the stainless steel metal had increased slightly compared to the prior year.  Copper commodity prices were similar to the prior year. Nickel is a prime material in stainless steel, which the Company utilizes to manufacture CSST, and copper is a key component of the Company’s brass fittings.  The supply of our main raw materials appears to be stable with ample volume.  We believe that with our purchase commitments for stainless steel, polyethylene and for our proprietary fittings, that we have adequate sources of supply for these raw materials and components.  We have not had difficulty in obtaining the raw materials, component parts or finished goods from our suppliers in prior years.  We believe that an ample supply of stainless steel will continue until there is a reduction in global capacity, such as mine closures, which would then cause a constriction.  Volatility in the commodities marketplace and competitive conditions in the sale of our products could potentially restrict us from passing along raw materials or component part price increases to our customers.

Business Seasonality

The demand for our flexible piping products that are related to construction activity including TracPipe®, Counterstrike®, DoubleTrac® and SolarTrac®,  may be affected by the construction industry’s demand, which generally tightens during the winter months of each year due to cold and inclement weather.  Accordingly, sales are usually higher in the spring, summer and fall.

Customers

We sell our products to customers scattered across a wide and diverse set of industries ranging from construction to pharmaceutical with approximately 7,600 customers on record.  These sales channels include sales through independent sales representatives, distributors, original equipment manufacturers, direct sales, and sales through our website on the internet. We utilize various distribution companies in the sale of our TracPipe® and Counterstrike® flexible gas piping, and these distribution customers in the aggregate represent a significant portion of our business.  In particular, the Company has one significant customer, (Customer A), whereby its various branches, represented approximately 16% of our sales in 2015 and 15% in 2014, and also accounted for approximately 25% and 21% of our accounts receivable balance at December 31, 2015 and 2014, respectively.  All of this business is done on a purchase order basis for immediate resale commitments or stocking, and there are no long-term purchase commitments. In the event we were to lose an account, we would not expect any long-term reduction in our sales due to the broad end-user acceptance of our products.  We would anticipate that in the event of a loss of any one or more distributors, that after an initial transition period, the sale of our products would resume at or near their historical levels.  Furthermore, in the case of certain national distribution chains like Customer A and other distributors, it is possible that there would continue to be purchasing activity from one or more regional or branch distribution customers.  We sell our products within North America, primarily in the United States and Canada, and we also sell our products internationally, primarily in Europe through our manufacturing facility located in Banbury, England.  Our sales outside of North America represent approximately 12% of our total sales during 2015 and 2014, with most of the sales occurring in the United Kingdom and elsewhere in Europe. We do not have a material portion of our long-lived assets located outside of the United States, and due to its small size, the foreign operations do not carry any significant additional risk from being located outside of the United States.

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

Competition

There are approximately ten manufacturers of flexible metal hose in the United States, and approximately that number in Europe and Asia.  The U. S. manufacturers include Titeflex Corporation, Ward Manufacturing, Microflex, U. S. Hose, Hose Master, and several smaller privately held companies.  No one manufacturer, as a general rule, participates in more than two of the major market categories, automotive, aerospace, residential and commercial construction, and general industrial, with most concentrating in just one.  We estimate that we are at or near the top position of the two major categories in which we participate in regards to market share.  In the flexible gas piping market, the U.S. market is currently concentrated in the residential housing market.  Based on the reports issued by the national trade groups on housing construction, the level of acceptance of flexible gas piping in the construction market, and the average usage of flexible gas piping in a residential building, as well as through our sales position within that market, we are able to estimate with a high level of accuracy the size of the total gas piping market.  In addition, the Company is a member of an industry trade group, which compiles and distributes sales statistics for its members relative to flexible gas piping.  For other applications, industry trade groups collect and report on the size of the relevant market, and we can estimate our percentage of the relevant market based on our sales as compared to the market as a whole.  The larger of our two markets, the construction industry, has seen an increase in the number of residential housing starts in 2015, as compared to the previous year.  As discussed elsewhere, black iron pipe or copper tubing was historically used by all builders of commercial and residential buildings until the advent of flexible gas piping and changes in the relevant building codes.  Since that time, flexible gas piping has taken an increasing share of the total amount of fuel gas piping used in construction.

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

Intellectual Property

We have a comprehensive portfolio of intellectual property, including approximately 230 patents issued in various countries around the world.  The patents cover (a) the fittings used by the flexible gas piping to join the piping to a junction or assembly, (b) pre-sleeved CSST for use in underground applications, (c) an electrically conductive jacket for flexible gas piping that we sell under the trademark CounterStrike®, and (d) a tubing containment system for our DoubleTrac® double containment piping.  In combination, our AutoFlare® and AutoSnap® fittings are the leading products used with flexible gas piping because they offer a metal-to-metal seal between the fitting and the tubing, and because of their robustness and ease of use.  The metal-to-metal contact provides for a longer lasting and more reliable seal than fittings which use gaskets or sealing compounds that can deteriorate over time. In applications involving fuel gases in a building, the ability to maintain the seal and prevent the leaking of such gases over long periods of time is valued by our customers.  In addition, the AutoSnap® fitting provides the installer with greater ease of use by preassembling all the securing elements inside the body of the fitting.  We also have received a patent for the composition of the polyethylene jacket used in our CounterStrike® flexible gas piping product, which has increased ability to dissipate electrical energy in the event of a nearby lightning strike.  The tubing containment system of our DoubleTrac® double containment piping, which is also patented in the U.S. and in other countries, allows for the monitoring and collection of any liquids that may leak from the stainless steel containment layer.  The expiration dates for the several patents covering our AutoFlare® fittings will expire between 2016 and 2020 and the Counterstrike® patent will expire in 2025.  We currently have several patent applications pending in the United States and internationally covering improvements to our AutoFlare® fittings and our CounterStrike® polyethylene jacket, and also have a patent pending on our new AutoSnap® fitting.  Finally, and as mentioned above, our unique rotary process for manufacturing flexible metal hose has been developed over the last ten years, and constitutes a valuable trade secret.  In 2007, a Pennsylvania court issued a ruling that confirms our proprietary rotary manufacturing process does constitute a “trade secret” under Pennsylvania law, and is entitled to protection against unauthorized disclosure or misappropriation.

Research and Development Expense

Research and development expenses are charged to operations as incurred. Such charges aggregated $876,000, and $904,000, for the years ended December 31, 2015 and 2014, respectively, and are included in engineering expense in the accompanying consolidated statements of operations.

Employees

As of December 31, 2015, the Company had 132 employees.  Most of our employees are located in our manufacturing facilities in Exton, Pennsylvania, which contain our factory personnel, engineering, finance, human resources and most of our sales staff.  Our factory workforce in Exton, Pennsylvania, is not represented by a collective bargaining agent.  We also maintain an office in Middletown, Connecticut where management and certain other sales personnel reside.  A number of individual sales personnel are also scattered across the United States.  We also maintain a manufacturing facility in Banbury, England, which contains employees of similar functions to those in the U.S., but on a much smaller scale.  The sales personnel in England handle all sales and service for our products in Europe, most notably the United Kingdom, and the majority of our transactions with other international territories.

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

Item 2 - PROPERTIES

The Company owns its main facility, which is located in Exton, Pennsylvania about one hour west of Philadelphia and contains about 83,000 square feet of manufacturing and office space.  The Company also leases another 30,000 square foot manufacturing facility in Exton, nearby the main facility.  The majority of the manufacturing of our flexible metal hose is done at the Exton facilities.  During 2014, the Company consummated a new lease on a stocking and sales facility in Houston, Texas. In the United Kingdom, the Company rents a facility in Banbury, England, which manufactures products and serves sales, warehousing and operational functions as well. The corporate office of Omega Flex, Inc., is located in Middletown, Connecticut, and is leased.

Item 3 - LEGAL PROCEEDINGS

In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”).  Several years ago, the Company experienced a spike in Claims mostly related to lightning subrogation, which increased legal and product liability related expenses.  The Company did not believe the Claims had legal merit, and therefore commenced a vigorous defense in response to the Claims.  Due to the Company’s success over the years in defending itself in all such court proceedings that went to trial, the pace of new Claims has softened over the last couple of years.  Although the pace has slowed, expenses during 2015 have increased due to the Company’s heightened and vigorous defense of certain cases, which may occur from time to time.  To reiterate, the Company does not believe that the Claims have legal merit, and is therefore vigorously defending against those Claims.  In 2013, the Company won two of the Claims at two separate trials, both of which were held in U.S. District Court; one in St. Louis, Missouri and the other in Bridgeport, Connecticut.  In both cases, the jury unanimously found that the Company was not negligent in designing its TracPipe® product, and that the TracPipe® product was not defective or unreasonably dangerous.  In 2010, the Company took its first Claim to trial in Pennsylvania, and the jury returned a verdict that the Company was not negligent in designing and selling the TracPipe product, but also returned a verdict for plaintiff on strict liability.  The Company has appealed that portion of the verdict, and in December 2014, the Supreme Court of Pennsylvania ruled in favor of the Company, and returned the case to the trial court for further hearings.

The Company has in place commercial general liability insurance policies that cover the Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $250,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $250,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year.  The aggregate maximum exposure for all current open Claims is estimated to not exceed approximately $4,000,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions.  It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered and outstanding settlements for existing claims. The liabilities recorded on the Company’s books at December 31, 2015 and December 31, 2014 were $249,000 and $582,000, respectively, and are included in Other Liabilities.

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

Finally, in February of 2012, the Company was made aware of a fraud perpetrated by an outside party involving insurance related premiums that the Company had prepaid for umbrella coverage. The assets are currently secured by a governmental agency which investigated the case, and held in a custodial account.  In June of 2015, utilizing the secured funds, the court has approved restitution to all victims including the Company.  It is not clear however at this point what amount will eventually be received by the Company.  The value of the assets on the books amount to $213,000 at December 31, 2015 and December 31, 2014, and are included in Other Long Term Assets.  It is possible that not all of those funds will be returned to the Company, or the Company may need to incur additional costs to procure collection.  The Company is currently pursuing all avenues in an effort to bring closure to the event, and reclaim the assets, and has since replaced the aforementioned insurance coverage.

Item 4 – MINE SAFETY DISCLOSURES –

Not Applicable

PART II

Item 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

Our common stock is listed on the NASDAQ Global Market, under the symbol OFLX. The number of shareholders of record as of December 31, 2015, based on inquiries of the registrant’s transfer agent, was 422.  For this purpose, shareholders whose shares are held by brokers on behalf of such shareholders (shares held in “street name”) are not separately counted or included in that total.

The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock as reported by the NASDAQ Global Market.

PRICE RANGE

	2015		2014
	high	low	high	low

First Quarter	$ 35.74	$ 25.15	$ 24.19	$ 19.60
Second Quarter	$ 38.24	$ 25.64	$ 21.50	$ 18.65
Third Quarter	$ 38.99	$ 27.69	$ 19.92	$ 16.94
Fourth Quarter	$ 43.07	$ 32.41	$ 37.94	$ 19.03

We do not have any other securities, other than common stock, listed on a stock exchange or are publicly traded.

Dividends

On December 10, 2015, the Board of Directors “the Board” declared a special dividend of $0.85 per share to all shareholders of record as of December 21, 2015, which was paid to shareholders on January 6, 2015, in the total amount of $8,578,000.

On December 10, 2014, the Board declared a special dividend of $0.49 per share to all shareholders of record as of December 22, 2014, which was paid to shareholders on January 5, 2015, in the total amount of $4,945,000.  Additionally, on January 2, 2014, an amount of $4,289,000 was paid to shareholders related to $0.425 per share dividend declared by the Board on December 9, 2013.

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

CHANGES IN FINANCIAL CONDITION

The Cash balance was $30,152,000 at December 31, 2015, compared to $22,585,000 at December 31, 2014, increasing $7,567,000 (33.5%) during the twelve months. The majority of the increase came from general operations, as the Company had Net Income attributable to Omega Flex, Inc. of $15,788,000 during 2015.  This was partially offset by a dividend of $4,945,000 paid during the first quarter of 2015, an increase in inventory purchases largely due to opportunity buys on volume, and other less significant outflows.

Accounts Receivable was $16,605,000 at December 31, 2015, compared with $13,723,000 at December 31, 2014, thus increasing $2,882,000 (21.0%). The change between the periods primarily relates to growth in sales, which impacts customer balances and the eventual collection of cash to be paid with terms. There are currently no indicators that there has been any deterioration in the financial stability or liquidity of the customer base.

Accrued Commissions and Sales Incentives increased $1,584,000 (57.6%), being $4,333,000 at December 31, 2015, compared to $2,749,000 at December 31, 2014.  The increase mostly pertained to sales incentive programs. During 2014, the first quarter was very weak due to extremely harsh weather conditions which stalled many construction projects, and while the market did largely recover through the remainder of 2014, the level of output did not rise enough to provide significant rewards to our customers with regards to promotional sales incentives.  There were no such anomalies during 2015, and due to the exceptional sales level, in general customers were able to achieve growth tiers and therefore earn higher payouts.

Dividends Payable was $8,578,000 and $4,945,000 at December 31, 2015 and 2014, respectively.  During both years, a special dividend was declared by the Board in December and paid in January of the following year, as stated in detail in Note 6, Shareholders’ Equity.

RESULTS OF OPERATIONS

Three-months ended December 31, 2015 vs. December 31, 2014

The Company reported comparative results from continuing operations for the three-month period ended December 31, 2015 and 2014 as follows:

	Three-months ended December 31, (in thousands)

	2015	2015	2014	2014
	($000)		($000)
Net Sales	$ 26,113	100.0%	$ 24,921	100.0%
Gross Profit	$ 16,132	61.8%	$ 14,977	60.1%
Operating Profit	$ 7,035	26.9%	$ 6,990	28.1%

Net Sales.  The Company’s 2015 fourth quarter sales reached $26,113,000, which represented the highest sales quarter in the Company’s history.  Compared to the fourth quarter of 2014, which had sales of $24,921,000, sales increased $1,192,000 or 4.8%.  The growth in Net Sales for the quarter was mostly driven by an increase in unit volume.

Gross Profit.  The Company’s gross profit margins have improved between the two periods, being 61.8% and 60.1% as a percent of Net Sales for the three-months ended December 31, 2015 and 2014, respectively.  This was largely the result of the higher sales described above, and the Company’s ability to find various manufacturing related efficiencies.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight.  Selling expense was $3,653,000 and $3,852,000 for the three-months ended December 31, 2015 and 2014, respectively, representing a decrease of $199,000.  The reduction was largely the result of less staffing related expenses.  Sales expense as a percent of Net Sales also decreased, being 14.0% for the three-months ended December 31, 2015, compared to 15.5% for the three-months ended December 31, 2014.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services.  General and administrative expenses were $4,801,000 and $3,340,000 for the three-months ended December 31, 2015 and 2014, respectively, increasing $1,461,000 between periods.  The Company recognized an increase in legal and insurance related expenses of $834,000 primarily attributable to product liability claims and coverage.  There was also an increase in staffing related expenses, mostly incentive compensation earned in association with the strong profits generated during the quarter.  As a percentage of sales, general and administrative expenses increased to 18.4% for the three months ended December 31, 2015 from 13.4% for the three months ended December 31, 2014.

Engineering Expense.  Engineering expenses consist of costs associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes. Engineering expenses decreased $152,000 for the quarter. They were $643,000 and $795,000 for the three months ended December 31, 2015 and 2014, respectively. Engineering expenses as a percentage of sales were 2.5% and 3.2% for the three months ended December 31, 2015, and 2014, respectively, showing an improvement between periods.

Operating Profit.  Reflecting all of the factors mentioned above, Operating Profits ended largely flat compared to the same quarter last year.  The Company had a profit of $7,035,000 in the three-month period ended December 31, 2015, versus a profit of $6,990,000 in the three-months ended December 31, 2014, increasing $45,000 or approximately 1%.

Interest Income (Expense).  Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit.  The Company had a nominal amount of interest income for the final quarter of both 2015 and 2014.

Other Income (Expense).  Other Income (Expense) primarily consists of foreign currency exchange gains (losses) related to transactions generated from Omega Flex Limited, our U.K. subsidiary.  For the fourth quarter of 2015 and 2014, the Company recognized expense of $4,000 and $56,000, respectively.

Income Tax Expense.  Income Tax Expense was $2,265,000 for the fourth quarter of 2015, compared to $2,564,000 for the same period in 2014.  The approximate $300,000 decrease was primarily due to the impact on US taxes in 2014 of the foreign dividend paid in the fourth quarter of 2014 by the UK affiliate.  The Company’s effective tax rate for the fourth quarter in 2015 was approximately 32% of pretax income compared to 37% for the same period in 2014.  The rates for both periods do not differ materially from expected statutory rates.

Twelve months ended December 31, 2015 vs. December 31, 2014

The Company reported comparative results from continuing operations for the twelve-month period ended December 31, 2015 and 2014 as follows:

	Twelve-months ended December 31, (in thousands)

	2015	2015	2014	2014
	($000)		($000)
Net Sales	$ 93,278	100.0%	$ 85,219	100.0%
Gross Profit	$ 57,146	61.3%	$ 50,026	58.7%
Operating Profit	$ 23,503	25.2%	$ 20,645	24.2%

Net Sales.  The Company’s sales for the full year of 2015 were $93,278,000, representing the largest sales output in the Company’s history.  Sales for 2015 ended $8,059,000 (9.5%) above 2014 sales of $85,219,000. The increase in Net Sales between periods was the mostly the result of an increase in unit volume.  Net Sales during 2015 were also aided by a small increase in selling prices implemented in late 2014 to combat an anticipated rise in raw material costs from the Company’s vendors.  Conversely, the Company experienced a deflation in Net Sales due to an increase in sales deductions, largely related to promotional incentives, as customers were able to achieve higher growth tiers.

Gross Profit.  The Company’s gross profit margins have increased between the two periods, being 61.3% and 58.7% for the twelve-months ended December 31, 2015 and 2014, respectively. The improvement resulted from the Company’s ability to find various manufacturing related efficiencies, along with the sales price actions noted above to supersede an anticipated increase in the Company’s core raw material costs.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $15,252,000 and $14,109,000 for the twelve-months ended December 31, 2015 and 2014, respectively, representing an increase of $1,143,000. Although no particular item was the main contributor or represented a significant increase on its own, there were a few components that were higher than others and make up the majority of the difference. Commissions and freight increased compared to last year, largely in relation with the increase in sales. Advertising costs increased due to various campaigns, and the annual sales meeting was more expensive largely due to the increased size of the event associated with Company’s 40th anniversary. Selling expense as a percent of Net Sales was mostly in-line with the prior year, being 16.4% for 2015, and 16.6% in 2014.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services. General and administrative expenses were $15,707,000 and $12,351,000 for 2015 and 2014, respectively, increasing $3,356,000 between periods.  The majority of the change pertained to a $2,639,000 increase in legal and insurance related expenses primarily associated with product liability claims and coverage. While the overall pace of claims has softened, there were a few claims that required a heightened defense, which inflated the expense for the year.  Staffing related expenses also increased, mostly related to incentive compensation earned in connection with the strong profits generated during the year. As a percentage of sales, general and administrative expenses increased, being 16.8% in 2015 and 14.5% in 2014.

Engineering Expense.  Engineering expenses consist of costs associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes. Engineering expenses have decreased $237,000 between periods, as they were $2,684,000 and $2,921,000 for the twelve-months ended December 31, 2015 and 2014, respectively. Engineering expenses as a percentage of sales were 2.9% in 2015 and 3.4% in 2014.

Operating Profit.  Reflecting all of the factors mentioned above, Operating Profits increased $2,858,000 or 13.8%, ending with a profit of $23,503,000 for 2015, compared to $20,645,000 in 2014.

Interest Income (Expense).  Interest income is earned on cash investments, and interest expense is incurred at times when the Company has debt amounts outstanding on its line of credit.  There was $73,000 and $36,000 of interest income recorded during 2015 and 2014.

Other Income (Expense).  Other Income (Expense) primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our U.K. subsidiary.  For the year, there was expense of $12,000 in 2015, and $82,000 in 2014, both largely the result of a weakened British Pound.

Income Tax Expense.  Income Tax Expense was $7,603,000 in 2015, compared to $6,994,000 for the same period in 2014, increasing by $609,000 largely in correlation with the change in income before taxes.  The Company’s effective tax rate in 2015 was approximately 32% of pretax income compared to 34% in 2014.  The rates in both years do not differ materially from expected statutory rates, based upon the jurisdictions in which the income was earned.

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

During 2014 and 2015, the construction activity appeared to reflect a recovery, and has shown upward mobility. Projections published by the National Association of Home Builders predicts housing starts will continue to increase during 2016. However, any significant decrease in residential construction activity may materially adversely affect the Company’s financial condition.

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

Legal Costs —The Company is subject to lawsuits mostly relating to claims of product liability.  The Company has in place insurance policies to cover the defense of most of these cases, and any amounts payable with respect thereto, which are typically subject to deductibles or self-insured retention amounts that vary depending on the policy year.  In 2013, the Company won two cases at two separate trials.  In both cases, the jury unanimously found that the Company was not negligent in designing its TracPipe® product, and that the TracPipe® product was not defective or unreasonably dangerous.  In 2014, the Company won an appeal at the Supreme Court of Pennsylvania from a portion of an adverse jury verdict from an earlier trial.  As a result of that decision, the Pennsylvania Supreme Court rewrote the law in Pennsylvania regarding product liability.  That case has been returned to the trial court for further hearings.  Finally, the Company was successful in obtaining the dismissal of two attempted class action cases that were filed against the Company.  In both cases the lead plaintiffs did not allege any actual harm had occurred, and the courts dismissed both those actions.  However, continued litigation and the defense costs associated therewith, in addition to any other payments made, could affect the Company's results of operations, perhaps materially, and could potentially affect the Company’s ability to obtain insurance through mainstream markets at an affordable price.

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

Interest Rate Sensitivity - The Company currently has access to a $15,000,000 unsecured line of credit (LOC) with Santander Bank, formerly Sovereign Bank, NA (Sovereign), and as of December 31, 2015, has no outstanding amounts due on the line.  When the Company borrows against the LOC, all amounts must be paid back with interest, using an interest rate range of LIBOR plus 1.00% to LIBOR plus 1.35% or the Prime rate up to Prime plus 0.10%, depending upon the Company’s then existing financial ratios.  The Company may elect to use either the LIBOR or PRIME rates.  As of December 31, 2015, the actual rate to borrow was at approximately 1.61%.  Interest rates are also significant to the Company as a participant in the residential construction industry, since interest rates can be a determinant factor on whether or not borrowing funds for building will be affordable to our customers.  (See Construction Activity, above). Currently, interest rates are currently reasonably low, but any dramatic change to interest rates could have a detrimental effect on the business.

Retention of Qualified Personnel – The Company does not operate with multiple levels of management. It is relatively “flat” organizationally, which does subject the Company to the risks associated with the loss of critical managers. From time to time, there may be a shortage of skilled labor, which may make it more difficult and expensive for the Company to attract and retain qualified employees. The Company is dependent upon the relatively unique talents and managerial skills of a small number of key executives.  The Company utilizes a phantom stock program as a retention tool targeted at such key executives and employees, as outlined in Note 12 of the consolidated financial statements.

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

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition, accounts receivable allowances, inventory valuations, goodwill valuation, product liability costs, phantom stock and accounting for income taxes.  Actual amounts could differ significantly from these estimates.

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



Persuasive evidence of an arrangement for the sale of product or services must exist.



Delivery has occurred or services rendered.



The sales price to the customer is fixed or determinable.



Collection is reasonably assured.

The Company recognizes revenue upon shipment in accordance with the above principles.

Gross sales are reduced for all consideration paid to customers for which no identifiable benefit is received by the Company. This includes promotional incentives, which includes various programs including year-end rebates, and payment term discounts. The amounts of certain incentives are known with reasonable certainty at the time of sale, while others are projected based upon the most reliable information available at the reporting date.  Commissions are accounted for as a selling expense.

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

Inventories

Inventories are valued at the lower of cost or market.  The cost of inventories is determined by the first-in, first-out (FIFO) method.  The Company generally considers inventory quantities beyond two years of non-usage, measured on a historical usage basis, to be excess inventory and reduces the gross carrying value of inventory accordingly.

Goodwill

In accordance with Financial Accounting Standards Board (FASB) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2015 and also at December 31, 2014.  These analyses did not indicate any impairment of goodwill at the end of either period.

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

Product Liability Reserves

Product liability reserves represent the estimated unpaid amounts under the Company’s insurance policies with respect to existing claims.  The Company uses the most current available data to estimate claims.  As explained more fully under Note 11, Commitments and Contingencies, for various product liability claims covered under the Company’s general liability insurance policies, the Company must pay certain defense and settlement costs within its deductible or self-insured retention limits, ranging primarily from $25,000 to $250,000 per claim, depending on the terms of the policy in the applicable policy year, up to an aggregate amount.  The Company is vigorously defending against all known claims.

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

Income Taxes

The Company accounts for tax liabilities in accordance with ASC Topic 740, Income Taxes. Under this method the Company recorded tax expense, related deferred taxes and tax benefits, and uncertainties in tax positions.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. No valuation allowance was deemed necessary at December 31, 2015 or 2014.

Also, in accordance with FASB ASC Topic 740, the Company had a reserve for uncertainties in tax positions of $110,000 at December 31, 2015, and $105,000 at December 31, 2014. These reserves are reviewed each quarter.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company’s primary cash needs have been related to working capital items, which the Company has largely funded through cash generated from operations.

With regards to liquidity and capital resources, the Company had a cash balance of $30,152,000 at December 31, 2015, and also has the full use of a $15,000,000 line of credit available with Santander Bank, as discussed in detail in Note 5. At December 31, 2014, the Company had cash of $22,585,000.

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For 2015, the Company’s cash provided from operating activities was $13,250,000, compared to $14,840,000 of cash provided during 2014, thus decreasing by $1,590,000 between periods.  While no item was particularly significant with regards to creating the reduction in cash, it was recognized that the timing of accounts receivable cash collections, higher inventory purchases, and an increase in amounts paid related to product liability claims in 2015 contributed to the decrease.

As a general trend, the Company tends to deplete cash early in the year, as significant payments are typically made for accrued promotional incentives, incentive compensation, and taxes.  Cash has then historically shown a tendency to be restored and accumulated during the latter portion of the year.

Investing Activities

Cash used in investing activities during 2015 and 2014 was $620,000 and $215,000, respectively, increasing $405,000. This was all related to capital expenditures for both periods.  As anticipated and disclosed in the 2014 Form 10-K, the Company proceeded with extensive renovations at its Exton, Pennsylvania facilities during 2015, including additional machinery and leasehold improvements, which required a greater outlay of cash than in the previous year.

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

The Company does not currently have any known material commitments for capital expenditures.

Financing Activities

Omega Flex, Inc. declared a dividend during December of 2014 of $4,945,000, as outlined in Note 6, which was subsequently paid in January of 2015.  One of the Company’s subsidiaries paid a dividend of $145,000 during 2014, which is reflected as a cash deduction during that year.  The Company had no borrowings or payments on its line of credit during 2015 or 2014.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  Under this ASU, lessees are required to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases. By definition, a short-term lease is one in which: (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect an accounting policy by class of underlying asset under which right-of-use assets and lease liabilities are not recognized and lease payments are generally recognized as expense over the lease term on a straight-line basis. This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under the legacy lease accounting guidance.  ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018.  Early adoption is permitted. The Company is evaluating the provisions of this statement, including which period to adopt, and has not determined what impact the adoption of ASU 2016-02 will have on the Company's financial position or results of operations.

Off-Balance Sheet Obligations or Arrangements

The Company has off-balance sheet obligations or arrangements at December 31, 2015 that relate to purchase commitments for the following year, and also operating lease obligations, which in total equal $18,891,000. The total amount of these obligations at December 31, 2014 was $22,388,000.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Omega Flex, Inc.

We have audited the accompanying consolidated balance sheets of Omega Flex, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omega Flex, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Omega Flex, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 4, 2016 expressed an unqualified opinion on the effectiveness of Omega Flex, Inc.’s internal control over financial reporting.

/s/ RSM US LLP

Blue Bell, Pennsylvania

March 4, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Omega Flex, Inc.

We have audited Omega Flex, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Omega Flex Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Omega Flex, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of Omega Flex, Inc. and our report dated March 4, 2016 expressed an unqualified opinion.

/s/ RSM US LLP

Blue Bell, Pennsylvania

March 4, 2016

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

(Dollars in Thousands, except Common Stock par value)

	2015	2014
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 30,152	$ 22,585
Accounts Receivable - less allowances of
$882 and $710, respectively	16,605	13,723
Inventories-Net	8,287	7,364
Deferred Taxes	-	625
Other Current Assets	1,647	1,468

Total Current Assets	56,691	45,765

Property and Equipment - Net	4,638	4,483
Goodwill-Net	3,526	3,526
Deferred Taxes	114	-
Other Long Term Assets	1,305	1,364

Total Assets	$ 66,274	$ 55,138

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 2,489	$ 2,352
Accrued Compensation	4,669	4,184
Accrued Commissions and Sales Incentives	4,333	2,749
Dividends Payable	8,578	4,945
Taxes Payable	433	1,216
Other Liabilities	3,050	3,572

Total Current Liabilities	23,552	19,018

Deferred Taxes	368	926
Other Long Term Liabilities	1,200	1,225

Total Liabilities	25,120	21,169

Commitments and Contingencies (Note 11)

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 Shares: authorized 20,000,000, issued 10,153,633 and outstanding 10,091,822 at both December 31, 2015 and 2014	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	10,808	10,808
Retained Earnings	30,656	23,446
Accumulated Other Comprehensive Loss	(683)	(497)
Total Omega Flex, Inc. Shareholders’ Equity	40,882	33,858
Noncontrolling Interest	272	111

Total Shareholders’ Equity	41,154	33,969

Total Liabilities and Shareholders’ Equity	$ 66,274	$ 55,138

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,

(Amounts in thousands, except earnings per common shares)

	2015	2014

Net Sales	$ 93,278	$ 85,219

Cost of Goods Sold	36,132	35,193

Gross Profit	57,146	50,026

Selling Expense	15,252	14,109
General and Administrative Expense	15,707	12,351
Engineering Expense	2,684	2,921

Operating Profit	23,503	20,645

Interest Income	73	36
Other Expense	(12)	(82)

Income Before Income Taxes	23,564	20,599

Income Tax Provision	7,603	6,994

Net Income	15,961	13,605

Less: Net Income – Noncontrolling Interest	(173)	(143)

Net Income attributable to Omega Flex, Inc.	$ 15,788	$ 13,462

Basic and Diluted Earnings per Common Share	$ 1.56	$ 1.33

Basic and Diluted Weighted Average Shares Outstanding	10,092	10,092

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31,

(Dollars in Thousands)

	2015	2014

Net Income	$ 15,961	$ 13,605

Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation Adjustment, Net of Taxes	(198)	(177)
Other Comprehensive Income (Loss)	(198)	(177)

Comprehensive Income	15,763	13,428

Less: Comprehensive Income Attributable to the Noncontrolling Interest, Net of Taxes	(161)	(134)

Total Other Comprehensive Income	$ 15,602	$ 13,294

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2015 and 2014

(Dollars in Thousands)

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
Balance - December 31, 2013	10,091,822	$ 102	($1)	$ 10,808	$ 14,929	($329)	$ 122	$ 25,631

Net Income					13,462		143	13,605
Cumulative Translation Adjustment						(168)	(9)	(177)

Dividends Declared					(4,945)			(4,945)
Dividends Paid							(145)	(145)

Balance - December 31, 2014	10,091,822	$ 102	($1)	$ 10,808	$ 23,446	($497)	$ 111	$ 33,969

Net Income					15,788		173	15,961
Cumulative Translation Adjustment						(186)	(12)	(198)

Dividends Declared					(8,578)			(8,578)

Balance - December 31, 2015	10,091,822	$ 102	($1)	$ 10,808	$ 30,656	($683)	$ 272	$ 41,154

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

 OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

(Dollars in Thousands)

	2015	2014

Cash Flows from Operating Activities:
Net Income	$ 15,961	$ 13,605
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Non-Cash Compensation Expense	177	634
Depreciation and Amortization	460	486
Provision for Losses on Accounts
Receivable, net of write-offs and recoveries	169	(16)
Deferred Taxes	(638)	140
Provision for Inventory Reserves	58	(173)
Changes in Assets and Liabilities:
Accounts Receivable	(3,167)	(861)
Inventories	(1,036)	(525)
Other Assets	(119)	183
Accounts Payable	158	585
Accrued Compensation	502	1,070
Accrued Commissions and Sales Incentives	1,590	(1,183)
Other Liabilities	(865)	895
Net Cash Provided by Operating Activities	13,250	14,840

Cash Flows from Investing Activities:
Capital Expenditures	(620)	(215)

Net Cash Used In Investing Activities	(620)	(215)

Cash Flows from Financing Activities:
Dividends Paid	(4,945)	(145)

Net Cash Used In Financing Activities	(4,945)	(145)

Net Increase in Cash and Cash Equivalents	7,686	14,480

Translation effect on cash	(118)	(152)
Cash and Cash Equivalents - Beginning of Year	22,585	8,257

Cash and Cash Equivalents - End of Year	$ 30,152	$ 22,585

Supplemental Disclosure of Cash Flow Information
Cash paid for Income Taxes	$ 8,442	$ 5,743

Cash paid for Interest	$ -	$ -

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND CONSOLIDATION

Description of Business

The accompanying consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”).  The Company’s audited consolidated financial statements for the year ended December 31, 2015 and 2014 have been prepared in accordance with accounting standards set by the Financial Accounting Standards Board (FASB), and with the instructions of Form 10-K and Article 8 of Regulation S-X.  All material inter-company accounts and transactions have been eliminated in consolidation.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition, accounts receivable allowances, inventory valuations, goodwill valuation, product liability costs, phantom stock and accounting for income taxes. Actual amounts could differ significantly from these estimates.

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

Gross sales are reduced for all consideration paid to customers for which no identifiable benefit is received by the Company. This includes promotional incentives, which includes various programs including year-end rebates, and payment term discounts. The amounts of certain incentives are known with reasonable certainty at the time of sale, while others are projected based upon the most reliable information available at the reporting date. Commissions are accounted for as a selling expense.

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

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance.  The Company determines the allowance based on any known collection issues, historical experience, and other currently available evidence.  The reserve for future credits, discounts, and doubtful accounts was $882,000 and $710,000 as of December 31, 2015 and 2014, respectively.  In regards to identifying uncollectible accounts, the Company reviews an aging report on a consistent basis to determine past due accounts, and utilizes a well established credit rating agency.  The Company charges off those accounts that are deemed uncollectible once all collection efforts have been exhausted.

Inventories

Inventories are valued at the lower of cost or market.  The cost of inventories is determined by the first-in, first-out (FIFO) method. The Company generally considers inventory quantities beyond two years of non-usage, measured on a historical usage basis, to be excess inventory and reduces the carrying value of inventory accordingly.

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

Goodwill

In accordance with Financial Accounting Standards Board (FASB) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2015 and also at December 31, 2014.  These analyses did not indicate any impairment of goodwill at the end of either period.

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

Product Liability Reserves

Product liability reserves represent the estimated unpaid amounts under the Company’s insurance policies with respect to existing claims. The Company uses the most current available data to estimate claims. As explained more fully under Note 11, Commitments and Contingencies, for various product liability claims covered under the Company’s general liability insurance policies, the Company must pay certain defense and settlement costs within its deductible or self-insured retention limits, ranging primarily from $25,000 to $250,000 per claim, depending on the terms of the policy in the applicable policy year, up to an aggregate amount. The Company is vigorously defending against all known claims.

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

Advertising Expense

Advertising costs are charged to operations as incurred and are included in selling expenses in the accompanying consolidated Statement of Operations.  Such charges aggregated $1,062,000 and $848,000, for the years ended December 31, 2015, and 2014, respectively.

Research and Development Expense

Research and development expenses are charged to operations as incurred. Such charges totaled $876,000, and $904,000, for the years ended December 31, 2015 and 2014, respectively and are included in engineering expense in the accompanying consolidated statements of operations.

Shipping Costs

Shipping costs are included in selling expense on the consolidated statements of operations. The expense relating to shipping was $2,429,000 and $2,280,000 for the years ended December 31, 2015 and 2014, respectively.

Earnings per Common Share

Basic earnings per share have been computed using the weighted-average number of common shares outstanding. For the periods presented, there are no dilutive securities.  Consequently, basic and dilutive earnings per share are the same.

Currency Translation

Assets and liabilities denominated in foreign currencies, most of which relate to our United Kingdom subsidiary whose functional currency is British pound sterling, are translated into U.S. dollars at exchange rates prevailing on the balance sheet dates. The statements of operations are translated into U.S. dollars at average exchange rates for the period. Adjustments resulting from the translation of financial statements are excluded from the determination of income and are accumulated in a separate component of shareholders’ equity.  For the years ended December 31, 2015 and 2014, exchange gains and losses resulting from foreign currency transactions were not significant and are included in the statements of operations (other income (expense)) in the period in which they occur.

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

The FASB ASC Topic 740, Income Taxes, clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. This guidance prescribes a recognition threshold of more-likely than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.

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

The FASB ASU 2015-17 eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet.  Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent.  The amendments of ASU 2015-17 apply to all organizations that present a classified balance sheet.  For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted and the Company adopted this ASU prospectively in calendar year ended December 31, 2015.  As a result, the Company has presented all deferred tax assets and liabilities as noncurrent on its consolidated balance sheet as of December 31, 2015, but the Company has not reclassified deferred tax assets and liabilities on its consolidated balance sheet as of December 31, 2014.  There was no impact on operations as a result of adoption of FASB ASU 2015-17.

Other Comprehensive Income

For the years ended December 31, 2015 and 2014, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentration

One customer accounted for approximately 16% of sales in 2015 and 15% in 2014.  That same customer accounted for 25% and 21% of Accounts Receivable at December 31, 2015 and 2014, respectively.  No other customer represented more that 10% of Accounts Receivable or Sales.  Also, during 2015 and 2014, approximately 88% of sales occurred in North America, with the remaining 12% portion scattered among other countries, but mostly pertaining to the United Kingdom.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  Under this ASU, lessees are required to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases. By definition, a short-term lease is one in which: (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect an accounting policy by class of underlying asset under which right-of-use assets and lease liabilities are not recognized and lease payments are generally recognized as expense over the lease term on a straight-line basis. This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under the legacy lease accounting guidance.  ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018.  Early adoption is permitted. The Company is evaluating the provisions of this statement, including which period to adopt, and has not determined what impact the adoption of ASU 2016-02 will have on the Company's financial position or results of operations.

3. INVENTORIES

Inventories, net of reserves of $969,000 and $921,000, respectively, consisted of the following at December 31:

	2015	2014
	(in thousands)

Finished Goods	$ 6,082	$ 5,122
Raw Materials	2,205	2,242
Total Inventory-Net	$ 8,287	$ 7,364

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2015	2014	Depreciation and Amortization Est. Useful Lives
	(in thousands)

Land	$ 538	$ 538
Buildings	4,407	4,141	39 Years
Leasehold Improvements	426	352	3-10 Years (Lesser of Life or Lease)
Equipment	9,543	9,323	3-10 Years
	14,914	14,354
Accumulated Depreciation	(10,276)	(9,871)
Property and Equipment – Net	$ 4,638	$ 4,483

The above amounts include approximately $93,000 of capital related items at December 31, 2015 and $188,000 at December 31, 2014 that had not yet been placed in service by the Company, and therefore no depreciation was recorded in the related periods for those assets. Depreciation and amortization expense was approximately $460,000 and $486,000 for the years ended December 31, 2015 and 2014, respectively.

5. LINE OF CREDIT

On December 29, 2014, the Company entered into to an Amended and Restated Committed Revolving Line of Credit Note (“the Line”) and a Second Amendment to the Loan Agreement with Santander Bank, N.A. (“Santander”). The Company renewed and increased the Line facility in the maximum amount of $15,000,000, for a five year term maturing on December 31, 2019, with funds available for working capital purposes and to fund dividends. This Line facility supersedes the expiring $10,000,000 line of credit the Company previously had in place with Santander since 2010. The Line is unsecured. The Line provides for the payment of any borrowings at an interest rate of either LIBOR plus 1.00% to plus 1.35% (for borrowings with a fixed term of 30, 60, or 90 days), or Prime from 0.00% to plus 0.10%, depending upon the Company’s then existing financial ratios.  At December 31, 2015, the Company’s financial ratios would allow for the most favorable rate under the agreement’s range, which would be a rate of 1.61%. Under the terms of the agreement, the Company is required to pay on a quarterly basis an unused facility fee equal to 10 basis points of the average unused balance of the total Line commitment.

As of December 31, 2015 and December 31, 2014, the Company had no outstanding borrowings on its line of credit, and was in compliance with all debt covenants.

6. SHAREHOLDERS’ EQUITY

As of December 31, 2015 and December 31, 2014, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share.  At both dates, the number of shares issued was 10,153,633, and the total number of outstanding shares was 10,091,822, with the 61,811 variance representing shares held in Treasury.

On December 10, 2015, the Board declared a special dividend of $0.85 per share to all Shareholders of record as of December 21, 2015, and payable on or before January 6, 2016. The Company paid its transfer agent $8,578,000 on January 5, 2016, and the transfer agent paid the shareholders on January 6, 2016.

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

On April 4, 2014, the Company’s Board of Directors authorized an extension of its stock repurchase program without expiration, up to a maximum amount of $1,000,000.  The original program established in December of 2007 authorized the purchase of up to $5,000,000 of its common stock.  The purchases may be made from time-to-time in the open market or in privately negotiated transactions, depending on market and business conditions.  The Board retained the right to cancel, extend, or expand the share buyback program, at any time and from time-to-time.  Since inception, the Company has purchased a total of 61,811 shares for approximately $932,000, or approximately $15 per share.  The Company did not make any stock repurchases during the year ended December 31, 2015 or 2014.

7.  NONCONTROLLING INTERESTS

The Company owns 100% of all subsidiaries, except for a small portion of one, which is owned by a Noncontrolling Interest. At December 31, 2014, total Shareholders’ Equity was $33,969,000, and the Noncontrolling Interest was $111,000.  During 2014, the subsidiary made a distribution of $145,000 to the Noncontrolling Interest.  For the twelve month period ended December 31, 2015, the Noncontrolling Interest’s portion of Net Income was approximately $173,000, and their portion of Other Comprehensive Income was a loss of $12,000. At December 31, 2015, total Shareholders’ Equity was $41,154,000, of which the Noncontrolling Interest held a value of $272,000.

8. INCOME TAXES

Income tax expense consisted of the following:

	December 31,
	2015	2014
	(in thousands)
Federal Income Tax:
Current	$ 6,155	$ 5,674
Deferred	31	(9)

State Income Tax:
Current	601	550
Deferred	2	4

Foreign Income Tax:
Current	797	625
Deferred	17	150
Income Tax Expense	$ 7,603	$ 6,994

Pre-tax income included foreign income of $4,117,000 and $3,474,000 in 2015 and 2014, respectively.  During 2014, the Company paid a dividend out of its U.K. subsidiary, resulting in incremental U.S. taxes of $296,000.  As of December 31, 2015, the Company has $4,561,000 of unremitted earnings at its foreign subsidiaries.  The Company has not provided deferred taxes on these amounts, as the Company considers these balances to be indefinitely invested in the operations of the foreign subsidiary. The incremental U.S. tax that would be paid if these earnings were remitted is $738,000.

Total income tax expense differed from statutory income tax expense, computed by applying the U.S. federal income tax rate of 35% to earnings before income tax, as follows:

	December 31,
	2015	2014
	(in thousands)
Computed Statutory Income Tax Expense	$ 8,193	$ 7,159
State Income Tax, Net of Federal Tax Benefit	360	318
Foreign Tax Rate Differential	(607)	(469)
Manufacturing Deduction	(423)	(381)
Impact of Foreign Dividend	---	296
Increase/(Reduction) in Tax Uncertainties	3	3
Other - Net	77	68
Income Tax Expense	$ 7,603	$ 6,994

A deferred income tax (expense) benefit results from temporary timing differences in the recognition of income and expense for income tax and financial reporting purposes.  The components of and changes in the net deferred tax assets (liabilities) which give rise to this deferred income tax (expense) benefit for the years ended December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
	(in thousands)
Deferred Tax Assets:
Compensation Assets	$ 133	$ 124
Inventory Valuation	490	453
Accounts Receivable Valuation	325	261
Deferred Litigation Costs	44	51
Foreign Net Operating Losses	87	---
Other	207	301
Compensation Liabilities	522	537
Total Deferred Assets	$ 1,808	$ 1,727

Deferred Tax Liabilities:
Prepaid Expenses	(527)	(527)
Depreciation and Amortization	(1,535)	(1,501)
Total Deferred Liabilities	($2,062)	($2,028)

Total Deferred Tax Liability	($254)	($301)

Management believes it is more likely than not that the Company will have sufficient taxable income when these timing differences reverse and that the deferred tax assets will be realized and, accordingly, no valuation allowance is deemed necessary.

The Company is currently subject to audit by the Internal Revenue Service for the calendar years ended 2012 through 2014. The Company and its Subsidiaries’ state income tax returns are subject to audit for the calendar years ended 2011 through 2014.

As of December 31, 2015, the Company had provided a liability of $110,000 for unrecognized tax benefits related to various federal and state income tax matters, which is included in Other Long Term Liabilities. Of this amount, the amount that would impact the Company’s effective tax rate, if recognized, was $71,000. The liability for unrecognized tax benefits at December 31, 2014 was $105,000.  Of this amount, the amount that would impact the Company’s effective tax rate, if recognized, was $68,000. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by the federal tax benefits of state income tax items of $39,000 and $37,000 for 2015 and 2014, respectively.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year:

December 31,
	2015	2014

Beginning Unrecognized Tax Benefits –	$ 105	$ 100
Current Year – Increases	---	---
Current Year – Decreases	---	---
Current Year – Interest/Penalties	5	5
Expired Statutes	---	---
Ending Unrecognized Tax Benefits –	$ 110	$ 105

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

Rent expense for operating leases was approximately $504,000 and $475,000 for the years ended December 31, 2015, and 2014, respectively.

Future minimum lease payments under non-cancelable leases as of December 31, 2015 is as follows:

Year Ending December 31,	Operating Leases
(in thousands)

2016	$ 605
2017	515
2018	303
2019	265
2020	213
Thereafter	53

Total Minimum Lease Payments	$ 1,954

10. EMPLOYEE BENEFIT PLANS

Defined Contribution and 401(K) Plans

The Company maintains a qualified non-contributory profit-sharing plan (the “Plan”) covering all eligible employees. There were $307,000 and $286,000 of contributions accrued for the Plan in 2015 and 2014 respectively, which were charged to expense in those respective years.

Contributions to the Plan are defined as three percent (3%) of gross wages up to the current Old Age, Survivors, and Disability (OASDI) limit and six percent (6%) of the excess over the OASDI limit, subject to the maximum allowed under the Employee Retirement Income Security Act (ERISA).  Participants vest over six years.

The Company also maintains a savings and retirement plan qualified under Internal Revenue Code Section 401(k) for all employees.  Employees are eligible to participate in the Plan the first day of the month following date of hire.  Participants may elect to have up to fifty percent (50%) of their compensation withheld, up to the maximum allowed by the Internal Revenue Code. After completing one year of service, the Company contributes an additional amount equal to 25% of all employee contributions, up to a maximum of 6% of an employee’s gross wages. Contributions are funded on a current basis. Contributions to the Plan charged to expense for the years ended December 31, 2015 and 2014 were $93,000 and $90,000, respectively.  The participant’s Company contribution vests ratably over six years. There were no significant changes made to the Plan which became effective during 2015 or 2014.

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

The Company has salary continuation agreements with one current employee, and one former employee who retired at the end of 2010.  These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death.  The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65.  The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination.  The net present value of the retirement payments associated with these agreements is $508,000 at December 31, 2015, of which $496,000 is included in Other Long Term Liabilities, and the remaining current portion of $12,000 is included in Other Liabilities, associated with the retired employee previously noted who is now receiving benefit payments.  The December 31, 2014 liability of $501,000, had $489,000 reported in Other Long Term Liabilities, and a current portion of $12,000 in Other Liabilities.

The Company has obtained and is the beneficiary of three whole life insurance policies with respect to the two employees discussed above, and one other employee policy.  The cash surrender value of such policies (included in Other Long Term Assets) amounts to $1,091,000 at December 31, 2015 and $1,033,000 at December 31, 2014.

As disclosed in detail in Note 9, under the caption “Leases”, the Company has several lease obligations in place that will be paid out over time.  Most notably, the Company leases facilities in Banbury, England, and Exton, Pennsylvania in the United States that both serve the manufacturing, warehousing and distribution functions.

Contingencies:

In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”).  Several years ago, the Company experienced a spike in Claims mostly related to lightning subrogation, which increased legal and product liability related expenses. The Company did not believe the Claims had legal merit, and therefore commenced a vigorous defense in response to the Claims. Due to the Company’s success over the years in defending itself in all such court proceedings that went to trial, the pace of new Claims has softened over the last couple of years. Although the pace has slowed, expenses during 2015 have increased due to the Company’s heightened and vigorous defense of certain cases, which may occur from time to time.  To reiterate, the Company does not believe that the Claims have legal merit, and is therefore vigorously defending against those Claims.  In 2013, the Company won two of the Claims at two separate trials, both of which were held in U.S. District Court; one in St. Louis, Missouri and the other in Bridgeport, Connecticut.  In both cases, the jury unanimously found that the Company was not negligent in designing its TracPipe® product, and that the TracPipe® product was not defective or unreasonably dangerous. In 2010, the Company took its first Claim to trial in Pennsylvania, and the jury returned a verdict that the Company was not negligent in designing and selling the TracPipe product, but also returned a verdict for plaintiff on strict liability. The Company has appealed that portion of the verdict, and in December 2014, the Supreme Court of Pennsylvania ruled in favor of the Company, and returned the case to the trial court for further hearings.

The Company has in place commercial general liability insurance policies that cover the Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $250,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $250,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims is estimated to not exceed approximately $4,000,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered and outstanding settlements for existing claims. The liabilities recorded on the Company’s books at December 31, 2015 and December 31, 2014 were $249,000 and $582,000, respectively, and are included in Other Liabilities.

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

Finally, in February of 2012, the Company was made aware of a fraud perpetrated by an outside party involving insurance related premiums that the Company had prepaid for umbrella coverage. The assets are currently secured by a governmental agency which investigated the case, and held in a custodial account.  In June of 2015, utilizing the secured funds, the court has approved restitution to all victims including the Company.  It is not clear however at this point what amount will eventually be received by the Company. The value of the assets on the books amount to $213,000 at December 31, 2015 and December 31, 2014, and are included in Other Long Term Assets. It is possible that not all of those funds will be returned to the Company, or the Company may need to incur additional costs to procure collection. The Company is currently pursuing all avenues in an effort to bring closure to the event, and reclaim the assets, and has since replaced the aforementioned insurance coverage.

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

Grants of Phantom Stock Units.  As of December 31, 2014, the Company had 19,156 unvested units outstanding, all of which were granted at Full Value.  On February 16, 2015, the Company granted an additional 10,460 Full Value Units with a fair value of $28.90 per unit on grant date, using historical volatility. In March 2015, the Company paid $257,000 for the 8,100 fully vested and matured units that were granted on March 3, 2011, including their respective earned dividend values.  As of December 31, 2015, the Company had 20,335 unvested units outstanding.

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

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense as of December 31, 2015.

The total Phantom Stock related liability as of December 31, 2015 was $905,000 of which $310,000 is included in other liabilities, as it is expected to be paid in March 2016, and the balance of $595,000 is included in other long term liabilities. At December 31, 2014, there was a Phantom Stock liability of $952,000, of which $321,000 was classified in Other Liabilities, and $631,000 in Other Long Term Liabilities.

In accordance with FASB ASC Topic 718, Stock Compensation, the Company recorded compensation expense of approximately $177,000 and $634,000 related to the Phantom Stock Plan for the years ended December 31, 2015 and 2014, respectively.

The following table summarizes information about the Company’s nonvested phantom stock Units at December 31, 2015:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2014	19,156	$ 15.67
Granted	10,460	$ 28.90
Vested	(9,281)	$ 15.09
Forfeited	---	---
Canceled	---	---
Nonvested at December 31, 2015	20,335	$ 22.74
Phantom Stock Unit Awards Expected to Vest	20,335	$ 22.74

The total unrecognized compensation costs calculated at December 31, 2015 are $381,000 which will be recognized through February of 2018.  The Company will recognize the related expense over the weighted average period of 1.2 years.

13.

SUBSEQUENT EVENTS

The Company is not currently aware of any subsequent event that would require disclosure or any adjustment to the consolidated financial statements as stated at December 31, 2015.

Item 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

Item 9A – CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.

We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended as of December 31, 2015, the end of the period covered by this report on Form 10K.  Based on this evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective as of December 31, 2015.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act and is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) in Internal Control-Integrated Framework (2013).

Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015 based on criteria in the Internal Control-Integrated Framework (2013) issued by COSO.

The Company’s independent registered public accounting firm, RSM US LLP, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. RSM US LLP’s report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 is included herein on page 23.

(d)  Changes in Internal Control over Financial Reporting.

There were no changes on our internal control over financial reporting during the most recent quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B – OTHER INFORMATION

All matters required to be disclosed on Form 8-K during our fiscal 2015 fourth quarter have been previously disclosed on a Form 8-K filed with the Securities and Exchange Commission.

PART III

With respect to items 10 through 14, the Company will file with the Securities and Exchange Commission, within 120 days of the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14A.

Item 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors of the Company will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 7, 2016, under the caption “Current Directors and Nominees for Election – Background Information”, and to the extent required and except as set forth therein, is incorporated herein by reference.

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

Item 11 - EXECUTIVE COMPENSATION

Information regarding executive compensation will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 7, 2016, and under the caption “Executive Compensation” to the extent required and except as set forth therein, is incorporated herein by reference.

The report of the Compensation Committee of the Board of Directors of the Company shall not be deemed incorporated by reference by any general statement incorporating by reference the proxy statement into any filing under the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under such Act.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management as well as information regarding equity compensation plans and individual equity contracts or arrangements will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held on June 7, 2016, under the caption “Security Ownership of Certain Beneficial Owners and Management”, and to the extent required and except as set forth therein, is incorporated herein by reference.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held on June 7, 2016, under the caption “Certain Relationships and Related Transactions” and to the extent required and except as set forth therein, is incorporated herein by reference.

Item 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding financial accounting fees and services will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held on June 7, 2016, under the caption “Principal Accounting Fees and Services”, and to the extent required, and except as set forth therein, is incorporated herein by reference.

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

Exhibit No.		Description	Reference Key
**********		**********	**********
3.1		Articles of Incorporation of Omega Flex, Inc., as amended	(A)

3.2		Amended and Restated By-laws of Omega Flex, Inc.	(A)

10.1		Indemnity and Insurance Matters Agreement dated July 29, 2005 between Omega Flex, Inc. and Mestek, Inc.	(A)

10.2		Form of Indemnification Agreements entered into between Omega Flex, Inc. and its Directors and Officers and the Directors of its wholly-owned subsidiaries.	(A)

10.3		Schedule of Directors/Officers with Indemnification Agreement	(A)

10.4	*	Employment Agreement dated December 15, 2008 between Omega Flex, Inc. and Kevin R. Hoben	(C)

10.5	*	Amendment No. 1 to the Employment Agreement dated January 1, 2014 between Omega Flex, Inc. and Kevin R. Hoben	(H)

10.6	*	Employment Agreement dated December 15, 2008 between Omega Flex, Inc. and Mark F. Albino	(C)

10.7	*	Amendment No. 1 to the Employment Agreement dated January 1, 2014 between Omega Flex, Inc. and Mark F. Albino	(H)

10.8		Amended and Restated Committed Revolving Line of Credit Note dated December 29, 2014 by Omega Flex, Inc. to Santander Bank, N.A. in the principal amount of $15,000,000.	(I)

10.9		Loan and Security Agreement dated December 17, 2009 between Omega Flex, Inc. and Sovereign Bank, N.A.	(E)

10.10		First Amendment dated December 30, 2010 to the Loan and Security Agreement between Omega Flex, Inc. and Sovereign Bank, N.A	(F)

10.11		Second Amendment dated December 29, 2014 to the Loan and Security Agreement between Omega Flex, Inc. and Santander Bank, N.A	(I)

10.12	*	Executive Salary Continuation Agreement	(B)

10.13	*	Phantom Stock Plan dated December 11, 2006.	(D)

10.14	*	First Amendment to the Omega Flex, Inc. 2006 Phantom Stock Plan	(E)

10.15	*	Form of Phantom Stock Agreement entered into between Omega Flex, Inc. and its directors, officers and employees, except as set forth in the attached schedule.	(D)

10.16	*	Schedule of Phantom Stock Agreements between Omega Flex, Inc. and its directors and executive officers as of December 31, 2015.

10.17		Omega Flex Limited Settlement Agreement dated March 15, 2013	(G)

14.1		Code of Business Ethics	(A)

21.1		List of Subsidiaries	(A)

23.1		Consent of RSM US LLP

31.1		CEO Certification

31.2		CFO Certification

32.1		906 CEO and CFO Certifications

99.1		Information Statement	(A)

99.2		Corporate Governance Guidelines	(A)

* Management contract, compensatory plan or arrangement

Reference Key

(A)	Filed as an Exhibit to the Registration Statement on Form 10-12G filed on June 22, 2005.

(B)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 31, 2006.

(C)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 18, 2009.

(D)	Filed as an Exhibit to the Annual Report on Form 10-K filed April 2, 2007.

(E)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 17, 2010.

(F)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 10, 2011.

(G)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 27, 2013.

(H)	Filed as an Exhibit to the Current Report on Form 8-K/A filed July 24, 2014.

(I)	Filed as an Exhibit to the Current Report on Form 8-K filed December 29, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA FLEX, INC.

Date: March 4, 2016	By:	/S/ Kevin R. Hoben
Kevin R. Hoben, President and
Chief Executive Officer

Date: March 4, 2016	By:	/S/ Paul J. Kane
Paul J. Kane, Vice President Finance,
Chief Financial Officer

Date: March 4, 2016	By:	/S/ Matthew F. Unger
Matthew F. Unger
Financial Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 4, 2016	By:	/S/ Mark F. Albino
Mark F. Albino, Director

Date: March 4, 2016	By:	/S/ David K. Evans
David K. Evans, Director

Date: March 4, 2016	By:	/S/ J. Nicholas Filler
J. Nicholas Filler, Director

Date: March 4, 2016	By:	/S/ Derek W. Glanvill
Derek W. Glanvill, Director

Date: March 4, 2016	By:	/S/ Bruce C. Klink
Bruce C. Klink, Director

Date: March 4, 2016	By:	/S/ Stewart B. Reed
Stewart B. Reed, Director