Form 10-Q
period 2016-03-31
Omega Flex, Inc.
filed 2016-05-06
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2016

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

The number of shares of the registrant’s common stock outstanding as of March 31, 2016 was 10,091,822.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2016

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1 – Financial Statements

Condensed consolidated balance sheets at March 31, 2016 (unaudited)
and December 31, 2015	3

Condensed consolidated statements of income for the
three-months ended March 31, 2016 and 2015 (unaudited)	4

Condensed consolidated statements of comprehensive income for the
three-months ended March 31, 2016 and 2015 (unaudited)	5

Condensed consolidated statements of cash flows for the
three-months ended March 31, 2016 and 2015 (unaudited)	6

Notes to the condensed consolidated financial statements (unaudited)	7

Item 2- Management's Discussion and Analysis of Financial Condition
and Results of Operations	20

Item 3 – Quantitative and Qualitative Information About Market Risks	31

Item 4 – Controls and Procedures	31

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	32

Item 4 – Submission of Matter to a Vote of the Security Holders	33

Item 6 - Exhibits	33

SIGNATURES	34

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 23,522	$ 30,152
Accounts Receivable - less allowances of
$687 and $882, respectively	13,108	16,605
Inventories-Net	7,784	8,287
Other Current Assets	1,369	1,647

Total Current Assets	45,783	56,691

Property and Equipment - Net	4,547	4,638
Goodwill-Net	3,526	3,526
Deferred Taxes	114	114
Other Long Term Assets	1,323	1,305

Total Assets	$ 55,293	$ 66,274

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 2,115	$ 2,489
Accrued Compensation	896	4,669
Accrued Commissions and Sales Incentives	2,500	4,333
Dividends Payable	---	8,578
Taxes Payable	1,081	433
Other Liabilities	3,201	3,050

Total Current Liabilities	9,793	23,552

Deferred Taxes	446	368
Other Long Term Liabilities	1,335	1,200

Total Liabilities	11,574	25,120

Commitments and Contingencies (Note 5)

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 share: authorized 20,000,000 shares: 10,153,633 shares issued and 10,091,822 outstanding at March 31, 2016 and December 31, 2015, respectively	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	10,808	10,808
Retained Earnings	33,300	30,656
Accumulated Other Comprehensive Loss	(798)	(683)
Total Omega Flex, Inc. Shareholders’ Equity	43,411	40,882
Noncontrolling Interest	308	272

Total Shareholders’ Equity	43,719	41,154

Total Liabilities and Shareholders’ Equity	$ 55,293	$ 66,274

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands except Earnings per Common Share)

	For the three-months ended
	March 31,
	2016	2015
	(unaudited)

Net Sales	$ 20,626	$ 20,973

Cost of Goods Sold	8,134	8,583

Gross Profit	12,492	12,390

Selling Expense	3,853	3,775
General and Administrative Expense	3,906	3,277
Engineering Expense	712	631

Operating Profit	4,021	4,707

Interest Income	20	16
Other Expense	(46)	(46)

Income Before Income Taxes	3,995	4,677

Income Tax Expense	1,308	1,491

Net Income	2,687	3,186
Less: Net Income attributable to the Noncontrolling Interest, Net of Tax	(44)	(43)

Net Income attributable to Omega Flex, Inc.	$ 2,643	$ 3,143

Basic and Diluted Earnings per Common Share	$ 0.26	$ 0.31

Basic and Diluted Weighted-Average Shares Outstanding	10,092	10,092

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

 OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

	For the three-months ended
	March 31,
	2016	2015
	(unaudited)

Net Income	$ 2,687	$ 3,186

Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation Adjustment, Net of Taxes	(122)	(99)
Other Comprehensive Income (Loss)	(122)	(99)

Comprehensive Income	2,565	3,087

Less: Comprehensive Income Attributable to the Noncontrolling Interest, Net of Taxes	(36)	(36)

Total Other Comprehensive Income	$ 2,529	$ 3,051

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	For the three-months ended
	March 31,
	2016	2015
	(unaudited)
Cash Flows from Operating Activities:
Net Income	$ 2,687	$ 3,186
Adjustments to Reconcile Net Income to
Net Cash Provided By (Used In) Operating Activities:
Non-Cash Compensation Expense	130	(213)
Depreciation and Amortization	122	100
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	(195)	(60)
Deferred Taxes	74	(458)
Provision for Inventory Reserves	(300)	42
Changes in Assets and Liabilities:
Accounts Receivable	3,639	849
Inventories	777	(506)
Other Assets	256	312
Accounts Payable	(366)	(928)
Accrued Compensation	(3,760)	(3,049)
Accrued Commissions and Sales Incentives	(1,830)	(613)
Other Liabilities	825	499
Net Cash Provided By (Used In) Operating Activities	2,059	(839)

Cash Flows from Investing Activities:
Capital Expenditures	(33)	(197)
Net Cash Used in Investing Activities	(33)	(197)

Cash Flows from Financing Activities:
Dividend Paid	(8,578)	(4,945)
Net Cash Used in Financing Activities	(8,578)	(4,945)

Net Decrease in Cash and Cash Equivalents	(6,552)	(5,981)
Translation effect on cash	(78)	(78)
Cash and Cash Equivalents – Beginning of Period	30,152	22,585

Cash and Cash Equivalents – End of Period	$ 23,522	$ 16,526

Supplemental Disclosure of Cash Flow Information:

Cash paid for Income Taxes	$ 575	$ 937

Cash paid for Interest	$ ---	$ ---

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”).  The Company’s unaudited condensed consolidated financial statements for the quarter ended March 31, 2016 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K).  All material inter-company accounts and transactions have been eliminated in consolidation.  Certain amounts from prior years have been reclassified to conform to current year presentation.  It is Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature or a description is provided for any adjustments that are not of a normal recurring nature.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition and related sales incentives, accounts receivable allowances, inventory valuations, goodwill valuation, product liability reserve, stock-based compensation valuations and accounting for income taxes.  Actual amounts could differ significantly from these estimates.

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

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance.  The Company determines the allowance based on any known collection issues, historical experience, and other currently available evidence. The reserve for future credits, discounts, and doubtful accounts was $687,000 and $882,000 as of March 31, 2016 and December 31, 2015, respectively.  In regards to identifying uncollectible accounts, the Company reviews an aging report on a consistent basis to determine past due accounts, and utilizes a well established credit rating agency.  The Company charges off those accounts that are deemed uncollectible once all collection efforts have been exhausted.

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

Goodwill

In accordance with Financial Accounting Standards Board (FASB) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2015.  This analyses did not indicate any impairment of goodwill.  There were no circumstances that indicate that goodwill might be impaired at March 31, 2016.

Stock-Based Compensation Plans

In 2006, the Company adopted a Phantom Stock Plan (the “Plan”), which allows the Company to grant phantom stock units (“Units”) to certain key employees, officers or directors. The Units each represent a contractual right to payment of compensation in the future based upon the market value of the Company’s common stock.  The Units follow a vesting schedule of three years from the grant date, and are then paid upon maturity.  In accordance with FASB ASC Topic 718, Stock Compensation, the Company uses the Black-Scholes option pricing model as its method for determining the fair value of the Units.  Further details of the Plan are provided in Note 6.

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

The Company follows the provisions of ASC 740-10 relative to accounting for uncertainties in tax positions. These provisions provide guidance on the recognition, de-recognition and measurement of potential tax benefits associated with tax positions. The Company elected to recognize interest and penalties related to income tax matters as a component of the income tax provision in the consolidated statements of income. For additional information regarding ASC 740-10, see Note 8 of the Company’s December 31, 2015 Form 10-K.

The FASB ASU 2015-17 eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet.  Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent.  The amendments of ASU 2015-17 apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted and the Company adopted this ASU prospectively in the calendar year ended December 31, 2015.  As a result, the Company has presented all deferred tax assets and liabilities as noncurrent on its consolidated balance sheet starting with the year ended December 31, 2015.  There was no impact on operations as a result of adoption of the FASB ASU 2015-17.

Other Comprehensive Income

For the quarters ended March 31, 2016 and 2015, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentration

At March 31, 2016, the Company has one significant customer who represented more than 10% of the Company’s Accounts Receivable, but that same customer was less than 10% of the Company’s total Net Sales for the quarter ending March 31, 2016.  At December 31, 2015, that same customer represented more than 10% of the Company’s Accounts Receivable balance, and was also more than 10% of Net Sales for the first quarter of 2015.  Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are discussed in detail in the Company’s December 31, 2015 Form 10-K.

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

3. INVENTORIES

Inventories, net of reserves of $664,000 and $969,000 at March 31, 2016 and December 31, 2015, respectively, consisted of the following:

	March 31,	December 31,
	2016	2015
	(dollars in thousands)

Finished Goods	$ 5,625	$ 6,082
Raw Materials	2,159	2,205

Inventories - Net	$ 7,784	$ 8,287

4. LINE OF CREDIT

On December 29, 2014, the Company entered into to an Amended and Restated Committed Revolving Line of Credit Note (“the Line”) and a Second Amendment to the Loan Agreement with Santander Bank, N.A. (“Santander”). The Line facility in the maximum amount of $15,000,000, has a five year term maturing on December 31, 2019, with funds available for working capital purposes and to fund dividends, and is unsecured. The Line provides for the payment of any borrowings at an interest rate of either LIBOR plus 1.00% to plus 1.35% (for borrowings with a fixed term of 30, 60, or 90 days), or Prime from 0.00% to plus 0.10%, depending upon the Company’s then existing financial ratios.  At March 31, 2016, the Company’s financial ratios would allow for the most favorable rate under the agreement’s range, which would be a rate of 1.63%.  Under the terms of the agreement, the Company is required to pay on a quarterly basis an unused facility fee equal to 10 basis points of the average unused balance of the total Line commitment.

As of March 31, 2016 and December 31, 2015, the Company had no outstanding borrowings on its line of credit, and was in compliance with all debt covenants.

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

The Company has salary continuation agreements with one current employee, and one former employee who retired at the end of 2010. These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65. The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments associated with these agreements is $518,000 at March 31, 2016, of which $497,000 is included in Other Long Term Liabilities, and the remaining current portion of $21,000 is included in Other Liabilities, associated with each of the individuals as our current employee is expected to meet retirement age by the end of the year. The December 31, 2015 liability of $508,000, had $496,000 reported in Other Long Term Liabilities, and a current portion of $12,000 in Other Liabilities.

The Company has obtained and is the beneficiary of three whole life insurance policies with respect to the two employees discussed above, and one other employee policy. The cash surrender value of such policies (included in Other Long Term Assets) amounts to $1,110,000 at March 31, 2016 and $1,091,000 at December 31, 2015.

As disclosed in detail in Note 9 of the Company’s December 31, 2015 Form 10-K, under the caption “Leases”, the Company has several lease obligations in place that will be paid out over time. Most notably, the Company leases facilities in Banbury, England, and Exton, Pennsylvania in the United States that both serve the manufacturing, warehousing and distribution functions.

Contingencies:

In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”). Beginning in 2010, the Company experienced an increase in the number of Claims related to lightning subrogation, which increased legal and product liability related expenses.  The Company did not believe the Claims had legal merit, and therefore commenced a vigorous defense in response to the Claims. Due to the Company’s success over the years in defending itself, and success in several cases that went to trial, the pace of new Claims has decreased over the last couple of years. Although the pace of new Claims has decreased, expenses during 2015 and in the first quarter of 2016 have increased over comparable periods due to the Company’s heightened and vigorous defense of certain cases. The increased level of spending may continue further into 2016. To reiterate, the Company does not believe that the Claims have legal merit, and is therefore vigorously defending against those Claims. In 2013, the Company won two of the Claims at two separate trials, both of which were held in U.S. District Court; one in St. Louis, Missouri and the other in Bridgeport, Connecticut. In both cases, the jury unanimously found that the Company was not negligent in designing its TracPipe® product, and that the TracPipe® product was not defective or unreasonably dangerous. In 2010, the Company took its first Claim to trial in Pennsylvania, and the jury returned a verdict that the Company was not negligent in designing and selling the TracPipe product, but also returned a verdict for plaintiff on strict liability. The Company appealed that portion of the verdict, and in December 2014, the Supreme Court of Pennsylvania ruled in favor of the Company, and returned the case to the trial court for further hearings.

The Company has in place commercial general liability insurance policies that cover the Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $250,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $250,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims is estimated to not exceed approximately $3,200,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common.  It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered and outstanding settlements for existing claims. The liabilities recorded on the Company’s books at March 31, 2016 and December 31, 2015 were $299,000 and $249,000, respectively, and are included in Other Liabilities.

Finally, in February of 2012, the Company was made aware of a fraud perpetrated by an outside party involving insurance related premiums that the Company had prepaid for umbrella coverage. The assets are currently secured by a governmental agency which investigated the case, and held in a custodial account.  In June of 2015, utilizing the secured funds, the court has approved restitution to all victims including the Company.  It is not clear however at this point what amount will eventually be received by the Company.  The value of the assets on the books amount to $213,000 at March 31, 2016 and December 31, 2015, and are included in Other Long Term Assets.  It is possible that not all of those funds will be returned to the Company, or the Company may need to incur additional costs to procure collection.  The Company is currently pursuing all avenues in an effort to bring closure to the event, and reclaim the assets, and has since replaced the aforementioned insurance coverage.

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

The Units are granted to participants upon the recommendation of the Company’s CEO, and the approval of the Compensation Committee.  Each of the Units that are granted to a participant will be initially valued by the Compensation Committee, at an amount equal to the closing price of the Company’s common stock on the grant date, but are recorded at fair value using the Black-Sholes method as described below.  The Units follow a vesting schedule, with a maximum vesting of three years after the grant date.  Upon vesting, the Units represent a contractual right of payment for the value of the Unit.  The Units will be paid on their maturity date, one year after all of the Units granted in a particular award have fully vested, unless an acceptable event occurs under the terms of the Plan prior to one year, which would allow for earlier payment.  The amount to be paid to the participant on the maturity date is dependent on the type of Unit granted to the participant.

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

Grants of Phantom Stock Units.  As of December 31, 2015, the Company had 20,335 unvested units outstanding, all of which were granted at Full Value.  On February 16, 2016, the Company granted an additional 10,460 Full Value Units with a fair value of $30.57 per unit on grant date, using historical volatility. In February 2016, the Company paid $311,000 for the 8,690 fully vested and matured units that were granted on February 16, 2012, including their respective earned dividend values.  As of March 31, 2016, the Company had 23,822 unvested units outstanding.

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

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience.  Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense as of March 31, 2016.

The total Phantom Stock related liability as of March 31, 2016 was $724,000 which is included in Other Long Term Liabilities. At December 31, 2015, the total Phantom Stock liability was $905,000, with $310,000 in Other Liabilities, and $595,000 included in Other Long Term Liabilities.

In accordance with FASB ASC Topic 718, Stock Compensation, the Company recorded compensation expense of approximately $130,000 for the three months ended March 31, 2016, and compensation income of approximately $213,000 related to the Phantom Stock Plan for the three months ended March 31, 2015.

The following table summarizes information about the Company’s nonvested phantom stock Units at March 31, 2016:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2015	20,335	$ 22.74
Granted	10,460	$ 30.57
Vested	(6,973)	$ 23.31
Forfeited	---	---
Canceled	---	---
Nonvested at March 31, 2016	23,822	$ 26.01
Phantom Stock Unit Awards Expected to Vest	23,822	$ 26.01

The total unrecognized compensation costs calculated at March 31, 2016 are $647,000 which will be recognized through February of 2019. The Company will recognize the related expense over the weighted average period of 1.9 years.

7.  NONCONTROLLING INTERESTS

The Company owns 100% of all subsidiaries, except for a small portion of one, which is owned by a Noncontrolling Interest.  At December 31, 2015, total Shareholders’ Equity was $41,154,000, and the Noncontrolling Interest was $272,000. For the three month period ended March 31, 2016, the Noncontrolling Interest’s portion of Net Income was approximately $44,000, and their portion of Other Comprehensive Income was a loss of $8,000. At March 31, 2016, total Shareholders’ Equity was $43,719,000, of which the Noncontrolling Interest held a value of $308,000.

8. SHAREHOLDERS’ EQUITY

As of March 31, 2016 and December 31, 2015, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share. At both dates, the number of shares issued was 10,153,633, and the total number of outstanding shares was 10,091,822, with the 61,811 variance representing shares held in Treasury.

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

On April 4, 2014, the Company’s Board of Directors authorized an extension of its stock repurchase program without expiration, up to a maximum amount of $1,000,000. The original program established in December of 2007 authorized the purchase of up to $5,000,000 of its common stock. The purchases may be made from time-to-time in the open market or in privately negotiated transactions, depending on market and business conditions. The Board retained the right to cancel, extend, or expand the share buyback program, at any time and from time-to-time. Since inception, the Company has purchased a total of 61,811 shares for approximately $932,000, or approximately $15 per share. The Company did not make any stock repurchases during the first quarter of 2016, or for the year ended December 31, 2015.

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

CHANGES IN FINANCIAL CONDITION

The Company’s cash balance of $23,522,000 at March 31, 2016, decreased $6,630,000 (22.0%) from the $30,152,000 balance at December 31, 2015.  The Company paid a dividend of $8,578,000 during the first quarter of 2016 which was accrued at December 31, 2015. Also, consistent with prior years, the Company paid a significant amount of cash during the first quarter for items that were accrued as of the end of the preceding year, such as sales incentive programs and incentive compensation.  Those cash outflows were partially offset by income generated from operations during 2016.

The Accounts Receivable balance was $13,108,000 at March 31, 2016, compared to $16,605,000 at December 31, 2015, decreasing $3,497,000 (21.1%) during the quarter. Due to the slight seasonal nature of the business, sales for the last two months of the first quarter of 2016 were lower than the last two months of 2015, which therefore was the dominant factor creating the reduction in the Accounts Receivable balance.

Accrued Compensation was $896,000 at March 31, 2016, compared to $4,669,000 at December 31, 2015, decreasing $3,773,000 (80.8%).  A significant portion of the liability that existed at year end related to incentive compensation earned in 2015. As is customary, the liability was then paid during the first quarter of the following year, or 2016, thus diminishing the balance.  The liability now represents amounts earned during the current year.

Accrued Commissions and Sales Incentives were $2,500,000 at March 31, 2016 in contrast to $4,333,000 at December 31, 2015, decreasing by $1,833,000 (42.3%). A significant portion of the change relates to the Company’s annual Sales Incentive programs, which are accrued throughout the year and then paid during the first quarter of the following year. The liability relating to these annual programs are therefore typically higher at the end of a given year compared to any other quarter end.

Dividends Payable was $8,578,000 at the end of 2015, reflecting the $0.85 dividend declared by the board in December 2015. This dividend was then paid to shareholders’ in January of 2016, thus reducing the balance to zero. This also reduced the Company’s cash balance, as described above.

RESULTS OF OPERATIONS

Three-months ended March 31, 2016 vs. March 31, 2015

The Company reported comparative results from continuing operations for the three-month period ended March 31, 2016 and 2015 as follows:

	Three-months ended March 31, (in thousands)

	2016	2016	2015	2015
	($000)%		($000)%
Net Sales	$ 20,626	100.0%	$ 20,973	100.0%
Gross Profit	$ 12,492	60.6%	$ 12,390	59.1%
Operating Profit	$ 4,021	19.5%	$ 4,707	22.4%

Net Sales.  The Company’s 2016 first quarter sales of $20,626,000 were $347,000 or 1.7% lower than sales during the first quarter of 2015 of $20,973,000. The Company believes that some customers purchased ahead during the fourth quarter of 2015, which eroded sales from the first quarter of 2016.

Gross Profit.  The Company’s gross profit margins have increased to 60.6% from 59.1% for the three-months ended March 31, 2016 and 2015, respectively. The Company was able to find manufacturing efficiencies during the quarter, which included more favorable pricing on some of its core raw material components.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight.  Selling expense was $3,853,000 and $3,775,000 for the three-months ended March 31, 2016 and 2015, respectively, representing a slight increase of $78,000.  Sales expense as a percent of net sales compared to last year, was 18.7% for the three-months ended March 31, 2016, and 18.0% for the three-months ended March 31, 2015.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $3,906,000 and $3,277,000 for the three-months ended March 31, 2016 and 2015, respectively. Legal and product liability related defense costs were higher by $414,000, representing the bulk of the $629,000 increase between periods. Most of these costs were concentrated on a few specific matters which required a heightened defense, as may happen from time to time. As a percentage of sales, general and administrative expenses increased to 18.9% for the three months ended March 31, 2016 from 15.6% for the three months ended March 31, 2015.

Engineering Expense.  Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs.  Engineering expenses were $712,000 and $631,000 for the three months ended March 31, 2016 and 2015, respectively, increasing by $81,000. Engineering expenses increased as a percentage of sales, being 3.5% for the three months ended March 31, 2016, and 3.0% for the same period in 2015.

Operating Profits.  Reflecting all of the factors mentioned above, Operating Profits were $686,000 or 14.6% below last year, being $4,021,000 and $4,707,000 for the quarters ending March 31, 2016 and March 31, 2015 respectively.

Interest Income (Expense)-Net.  Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit.  The Company recorded a modest amount of interest income during the first quarter of both 2016 and 2015.

Other Income (Expense)-Net.  Other Income (Expense)-net primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our U.K. subsidiary. There was coincidentally an expense of $46,000 recorded during both the first quarter of 2016 and 2015. The British Pound had weakened during the first quarters of 2016 and 2015, thus accounting for the losses for each of the periods.

Income Tax Expense.  Income Tax Expense was $1,308,000 for the first three months of 2016, compared to $1,491,000 for the same period in 2015. The $183,000 reduction in the tax expense was largely the result of the decrease in income before taxes. For the quarter, the Company’s effective tax rate in 2016 approximates the 2015 rate and does not differ materially from expected statutory rates.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition and related sales incentives, accounts receivable valuations, inventory valuations, goodwill valuation, product liability reserve, stock-based compensation valuations and accounting for income taxes. Actual amounts could differ significantly from these estimates.

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

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance.  The Company determines the allowance based on any known collection issues, historical experience, and other currently available evidence. The reserve for future credits, discounts, and doubtful accounts was $687,000 and $882,000 as of March 31, 2016 and December 31, 2015, respectively.  In regards to identifying uncollectible accounts, the Company reviews an aging report on a consistent basis to determine past due accounts, and utilizes a well established credit rating agency.  The Company charges off those accounts that are deemed uncollectible once all collection efforts have been exhausted.

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

Goodwill

In accordance with Financial Accounting Standards Board (FASB) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2015.  This analyses did not indicate any impairment of goodwill.  There were no circumstances that indicate that goodwill might be impaired at March 31, 2016.

Stock-Based Compensation Plans

In 2006, the Company adopted a Phantom Stock Plan (the “Plan”), which allows the Company to grant phantom stock units (“Units”) to certain key employees, officers or directors.  The Units each represent a contractual right to payment of compensation in the future based upon the market value of the Company’s common stock.  The Units follow a vesting schedule of three years from the grant date, and are then paid upon maturity.  In accordance with FASB ASC Topic 718, Stock Compensation, the Company uses the Black-Scholes option pricing model as its method for determining the fair value of the Units.  Further details of the Plan are provided in Note 6.

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

The Company follows the provisions of ASC 740-10 relative to accounting for uncertainties in tax positions. These provisions provide guidance on the recognition, de-recognition and measurement of potential tax benefits associated with tax positions. The Company elected to recognize interest and penalties related to income tax matters as a component of the income tax provision in the consolidated statements of income. For additional information regarding ASC 740-10, see Note 8 of the Company’s December 31, 2015 Form 10-K.

The FASB ASU 2015-17 eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments of ASU 2015-17 apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted and the Company adopted this ASU prospectively in the calendar year ended December 31, 2015. As a result, the Company has presented all deferred tax assets and liabilities as noncurrent on its consolidated balance sheet as of December 31, 2015, but the Company has not reclassified deferred tax assets and liabilities on its consolidated balance sheet as of December 31, 2014. There was no impact on operations as a result of adoption of the FASB ASU 2015-17.

Other Comprehensive Income

For the quarters ended March 31, 2016 and 2015, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentration

At March 31, 2016, the Company has one significant customer who represented more than 10% of the Company’s Accounts Receivable, but that same customer was less than 10% of the Company’s total Net Sales for the quarter ending March 31, 2016.  At December 31, 2015, that same customer represented more than 10% of the Company’s Accounts Receivable balance, and was also more than 10% of Net Sales for the first quarter of 2015.  Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are discussed in detail in the Company’s December 31, 2015 Form 10-K.

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

As of March 31, 2016, the Company had a cash balance of $23,522,000. Additionally, the Company has a $15,000,000 line of credit available with Santander, as discussed in detail in Note 4, which had no borrowings outstanding upon it at March 31, 2016. At December 31, 2015, the Company had a cash balance of $30,152,000, with no borrowings against the line of credit.

Operating Activities

Cash provided by (used in) operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For the first three months of 2016, the Company’s operating activities provided cash of $2,059,000, compared to the first quarter of 2015 which used cash of $839,000. The most significant factor related to stronger cash collections from accounts receivable in conjunction with higher sales during the preceding years, and standard customer payment terms. Also, during 2016 the Company had a lower level of inventory purchases compared to the prior year, which generated more cash. These increases were however partially offset by higher payments for promotional incentives, since the rate of sales growth was higher in 2015 than it was in 2014, which impacted growth tiers and payouts, including annual programs which are paid during the following year.

Investing Activities

Cash used in investing activities for the first three months of 2016 and 2015 was $33,000 and $197,000, respectively, reflecting a $164,000 decrease in cash used between periods. All investing activities related to capital expenditures for both periods.

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

Financing Activities

A dividend was declared in both December of 2015 and 2014, amounting to $8,578,000 and $4,945,000, respectively, with payment due and paid during January of the following year.

The Company did not borrow any funds from its line of credit during the first quarter of 2016 or 2015, and had no outstanding borrowings on its line of credit as of March 31, 2016, or as of December 31, 2015.

CONTINGENT LIABILITIES AND GUARANTEES

See Note 5 to the Company’s condensed consolidated financial statements.

 OFF-BALANCE SHEET ARRANGEMENTS

Refer to Item 7 of the Company’s December 31, 2015 Form 10-K under the caption “Off-Balance Sheet Obligations or Arrangements”.

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

Item 4 – Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.

At the end of the fiscal first quarter of 2016, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission. The Company’s management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”).  Beginning in 2010, the Company experienced an increase in the number of Claims related to lightning subrogation, which increased legal and product liability related expenses.  The Company did not believe the Claims had legal merit, and therefore commenced a vigorous defense in response to the Claims. Due to the Company’s success over the years in defending itself, and success in several cases that went to trial, the pace of new Claims has decreased over the last couple of years. Although the pace of new Claims has decreased, expenses during 2015 and in the first quarter of 2016 have increased over comparable periods due to the Company’s heightened and vigorous defense of certain cases. The increased level of spending may continue further into 2016. To reiterate, the Company does not believe that the Claims have legal merit, and is therefore vigorously defending against those Claims. In 2013, the Company won two of the Claims at two separate trials, both of which were held in U.S. District Court; one in St. Louis, Missouri and the other in Bridgeport, Connecticut. In both cases, the jury unanimously found that the Company was not negligent in designing its TracPipe® product, and that the TracPipe® product was not defective or unreasonably dangerous. In 2010, the Company took its first Claim to trial in Pennsylvania, and the jury returned a verdict that the Company was not negligent in designing and selling the TracPipe product, but also returned a verdict for plaintiff on strict liability. The Company appealed that portion of the verdict, and in December 2014, the Supreme Court of Pennsylvania ruled in favor of the Company, and returned the case to the trial court for further hearings.

The Company has in place commercial general liability insurance policies that cover the Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $250,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $250,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year.   The aggregate maximum exposure for all current open Claims is estimated to not exceed approximately $3,200,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions.  From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common.  It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered and outstanding settlements for existing claims. The liabilities recorded on the Company’s books at March 31, 2016 and December 31, 2015 were $299,000 and $249,000, respectively, and are included in Other Liabilities.

Finally, in February of 2012, the Company was made aware of a fraud perpetrated by an outside party involving insurance related premiums that the Company had prepaid for umbrella coverage. The assets are currently secured by a governmental agency which investigated the case, and held in a custodial account.  In June of 2015, utilizing the secured funds, the court has approved restitution to all victims including the Company. It is not clear however at this point what amount will eventually be received by the Company. The value of the assets on the books amount to $213,000 at March 31, 2016 and December 31, 2015, and are included in Other Long Term Assets. It is possible that not all of those funds will be returned to the Company, or the Company may need to incur additional costs to procure collection. The Company is currently pursuing all avenues in an effort to bring closure to the event, and reclaim the assets, and has since replaced the aforementioned insurance coverage.

Item 4 – Submission of Matter to a Vote of the Security Holders

No matters were submitted to the security holders of the Company for a vote during the first quarter of 2016.

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

OMEGA FLEX, INC.
(Registrant)

Date: May 6, 2016	By: /S/ Paul J. Kane______________
Paul J. Kane
Vice President – Finance
and Chief Financial Officer