Form 10-Q
period 2016-06-30
Omega Flex, Inc.
filed 2016-08-05
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2016

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

The number of shares of the registrant’s common stock outstanding as of June 30, 2016 was 10,091,822.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2016

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1 – Financial Statements

Condensed consolidated balance sheets at June 30, 2016 (unaudited)
and December 31, 2015	3

Condensed consolidated statements of income for the
three-months and six-months ended June 30, 2016 and 2015 (unaudited)	4

Condensed consolidated statements of comprehensive income for the three-months
and six-months ended June 30, 2016 and 2015 (unaudited)	5

Condensed consolidated statements of cash flows for the
six-months ended June 30, 2016 and 2015 (unaudited)	6

Notes to the condensed consolidated financial statements (unaudited)	7

Item 2- Management's Discussion and Analysis of Financial Condition
and Results of Operations	22

Item 3 – Quantitative and Qualitative Information About Market Risks	35

Item 4 – Controls and Procedures	36

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	37

Item 4 – Submission of Matter to a Vote of the Security Holders	39

Item 6 - Exhibits	40

SIGNATURE	41

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(unaudited)
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 25,423	$ 30,152
Accounts Receivable - less allowances of
$789 and $882, respectively	14,505	16,605
Inventories-Net	7,208	8,287
Other Current Assets	1,302	1,647

Total Current Assets	48,438	56,691

Property and Equipment-Net	4,478	4,638
Goodwill-Net	3,526	3,526
Deferred Taxes	102	114
Other Long Term Assets	2,892	1,305

Total Assets	$ 59,436	$ 66,274

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 1,993	$ 2,489
Accrued Compensation	1,973	4,669
Accrued Commissions and Sales Incentives	3,094	4,333
Dividends Payable	-	8,578
Taxes Payable	739	433
Other Liabilities	3,446	3,050

Total Current Liabilities	11,245	23,552

Deferred Taxes	53	368
Other Long Term Liabilities	1,154	1,200

Total Liabilities	12,452	25,120

Commitments and Contingencies (Note 5)

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 Share: authorized 20,000,000 Shares: 10,153,633 shares issued and 10,091,822 outstanding at June 30, 2016 and December 31, 2015, respectively	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	10,808	10,808
Retained Earnings	37,012	30,656
Accumulated Other Comprehensive Loss	(1,263)	(683)
Total Omega Flex, Inc. Shareholders’ Equity	46,658	40,882
Noncontrolling Interest	326	272

Total Shareholders’ Equity	46,984	41,154

Total Liabilities and Shareholders’ Equity	$ 59,436	$ 66,274

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three-months ended		For the six-months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Amounts in Thousands, except earnings per Common Share)

Net Sales	$ 23,840	$ 21,636	$ 44,466	$ 42,609

Cost of Goods Sold	9,151	8,298	17,285	16,881

Gross Profit	14,689	13,338	27,181	25,728

Selling Expense	3,900	3,815	7,753	7,590
General and Administrative Expense	4,317	3,419	8,223	6,696
Engineering Expense	779	720	1,491	1,351

Operating Profit	5,693	5,384	9,714	10,091

Interest Income	20	15	40	31
Other Income (Expense)	(132)	48	(178)	1

Income Before Income Taxes	5,581	5,447	9,576	10,123

Income Tax Expense	1,824	1,733	3,132	3,224

Net Income	3,757	3,714	6,444	6,899
Less: Net Income attributable to the Noncontrolling Interest	(44)	(44)	(88)	(87)

Net Income attributable to Omega Flex, Inc.	$ 3,713	$ 3,670	$ 6,356	$ 6,812

Basic and Diluted Earnings per Common Share	$ 0.37	$ 0.36	$ 0.63	$ 0.68

Basic and Diluted Weighted-Average Shares Outstanding	10,092	10,092	10,092	10,092

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

 OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three-months ended		For the six-months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Amounts in Thousands)		(Amounts in Thousands)

Net Income	$ 3,757	$ 3,714	$ 6,444	$ 6,899

Other Comprehensive Income, Net of Tax:
Foreign Currency Translation Adjustment, Net of Tax	(492)	149	(614)	50
Other Comprehensive Income, Net of Tax	(492)	149	(614)	50

Comprehensive Income	3,265	3,863	5,830	6,949

Less: Comprehensive Income Attributable to the Noncontrolling Interest	(18)	(54)	(54)	(89)

Total Comprehensive Income	$ 3,247	$ 3,809	$ 5,776	$ 6,860

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six-months ended
	June 30,
	2016	2015
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net Income	$ 6,444	$ 6,899
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
Non-Cash Compensation Expense	296	112
Depreciation and Amortization	244	201
Provision for Losses on Accounts Receivable	(93)	(50)
Provision for Inventory Reserves	(75)	58
Deferred Taxes	(315)	(661)
Changes in Assets and Liabilities:
Accounts Receivable	1,930	44
Inventories	1,061	(929)
Other Assets	(1,256)	522
Accounts Payable	(449)	(1,059)
Accrued Compensation	(2,649)	(1,961)
Accrued Commissions and Sales Incentives	(1,225)	(244)
Other Liabilities	465	189
Net Cash Provided by Operating Activities	4,378	3,121

Cash Flows from Investing Activities:
Capital Expenditures	(91)	(384)
Net Cash Used in Investing Activities	(91)	(384)

Cash Flows from Financing Activities:
Dividends Paid	(8,578)	(4,945)
Net Cash Used in Financing Activities	(8,578)	(4,945)

Net (Decrease) in Cash and Cash Equivalents	(4,291)	(2,208)
Translation effect on cash	(438)	53
Cash and Cash Equivalents – Beginning of Period	30,152	22,585

Cash and Cash Equivalents – End of Period	$ 25,423	$ 20,430

Supplemental Disclosure of Cash Flow Information:

Cash paid for Income Taxes	$ 3,065	$ 3,590

Cash paid for Interest	$ ---	$ ---

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

 OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). The Company’s unaudited  condensed consolidated financial statements for the quarter ended June 30, 2016 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K).  All material inter-company accounts and transactions have been eliminated in consolidation.  Certain amounts from prior years have been reclassified to conform to current year presentation.  It is Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature or a description is provided for any adjustments that are not of a normal recurring nature.

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

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on any known collection issues, historical experience, and other currently available evidence.  The reserve for future credits, discounts, and doubtful accounts was $789,000 and $882,000 as of June 30, 2016 and December 31, 2015, respectively. In regards to identifying uncollectible accounts, the Company reviews an aging report on a consistent basis to determine past due accounts, and utilizes a well established credit rating agency.  The Company charges off those accounts that are deemed uncollectible once all collection efforts have been exhausted.

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

Goodwill

In accordance with Financial Accounting Standards Board (FASB) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2015. This analysis did not indicate any impairment of goodwill. There were no circumstances that indicate that Goodwill might be impaired at June 30, 2016.

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

Other Comprehensive Income

For the three and six months ended June 30, 2016 and 2015, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentration

The Company has one significant customer who represents more than 10% of the Company’s Net Sales for the three and six months ended June 30, 2016 and 2015, and more than 10% of the Company’s Accounts Receivable balance at June 30, 2016 and December 31, 2015. Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are discussed in detail in the Company’s December 31, 2015 Form 10-K, and there has been no significant change as of this quarterly report.

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

3. INVENTORIES

Inventories, net of reserves consisted of the following:

	June 30,	December 31,
	2016	2015
	(dollars in thousands)
Finished Goods	$ 5,092	$ 6,082
Raw Materials	2,116	2,205
Inventories-Net	$ 7,208	$ 8,287

4. LINE OF CREDIT

On December 29, 2014, the Company entered into an Amended and Restated Committed Revolving Line of Credit Note (“the Line”) and a Second Amendment to the Loan Agreement with Santander Bank, N.A. (“Santander”). The Line facility in the maximum amount of $15,000,000, has a five year term maturing on December 31, 2019, with funds available for working capital purposes and to fund dividends, and is unsecured. The Line provides for the payment of any borrowings at an interest rate of either LIBOR plus 1.00% to plus 1.35% (for borrowings with a fixed term of 30, 60, or 90 days), or Prime from 0.00% to plus 0.10%, depending upon the Company’s then existing financial ratios.  At June 30, 2016, the Company’s financial ratios would allow for the most favorable rate under the agreement’s range, which would be a rate of 1.65%. Under the terms of the agreement, the Company is required to pay on a quarterly basis an unused facility fee equal to 10 basis points of the average unused balance of the total Line commitment.

As of June 30, 2016 and December 31, 2015, the Company had no outstanding borrowings on its line of credit, and was in compliance with all debt covenants.

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

The Company has salary continuation agreements with one current employee, and one former employee who retired at the end of 2010.  These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65.  The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments associated with these agreements is $524,000 at June 30, 2016, of which $494,000 is included in Other Long Term Liabilities, and the remaining current portion of $30,000 is included in Other Liabilities, associated with each of the individuals as our current employee is expected to meet retirement age by the end of the year. The December 31, 2015 liability of $508,000, had $496,000 reported in Other Long Term Liabilities, and a current portion of $12,000 in Other Liabilities.

The Company has obtained and is the beneficiary of three whole life insurance policies with respect to the two employees discussed above, and one other employee.  The cash surrender value of such policies (included in Other Long Term Assets) amounts to $1,123,000 at June 30, 2016 and $1,091,000 at December 31, 2015.

As disclosed in detail in Note 9 of the Company’s December 31, 2015 Form 10-K, under the caption “Leases”, the Company has several lease obligations in place that will be paid out over time.  Most notably, the Company leases facilities in Banbury, England, and Exton, Pennsylvania in the United States that both serve the manufacturing, warehousing and distribution functions.

Contingencies:

In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”). Several years ago, the Company experienced an increase in the number of Claims related to lightning subrogation, which increased legal and product liability related expenses. The Company did not believe the Claims had legal merit, and therefore commenced a vigorous defense in response to the Claims. Due to the Company’s success over the years in defending itself, and success in several cases that went to trial, the pace of new Claims has decreased over the last couple of years. Although the pace of new Claims has decreased, expenses during 2015 and in the first six months of 2016 have increased over comparable periods due to the Company’s heightened and vigorous defense of certain cases. It is possible that the increased level of spending may continue further into 2016. To reiterate, the Company does not believe that the Claims have legal merit, and is therefore vigorously defending against those Claims. In 2010, the Company took its first Claim to trial in Pennsylvania, and the jury returned a verdict that the Company was not negligent in designing and selling the TracPipe product, but also returned a verdict for plaintiff on strict liability. The Company appealed that portion of the verdict, and in December 2014, the Supreme Court of Pennsylvania ruled in favor of the Company, and returned the case to the trial court for further hearings. The Company is currently appealing the trial court’s decision not to grant a new trial in this matter in spite of the Supreme Court decision. As a result of this new appeal, the Company was required to post $1,600,000 as security to proceed with the current appeal, and that collateral security is included in Other Long Term Assets as of June 30, 2016. In 2013, the Company won two of the Claims at two separate trials, both of which were held in U.S. District Court; one in St. Louis, Missouri and the other in Bridgeport, Connecticut.  In both cases, the jury unanimously found that the Company was not negligent in designing its TracPipe® product, and that the TracPipe® product was not defective or unreasonably dangerous.

The Company has in place commercial general liability insurance policies that cover the Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $250,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $250,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year.   The aggregate maximum exposure for all current open Claims is estimated to not exceed approximately $4,000,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions.  From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common.  It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered and outstanding settlements for existing claims. The liabilities recorded on the Company’s books at June 30, 2016 and December 31, 2015 were $371,000 and $249,000, respectively, and are included in Other Liabilities.

Finally, in February of 2012, the Company was made aware of a fraud perpetrated by an outside party involving insurance related premiums that the Company had prepaid for umbrella coverage. The Company replaced the aforementioned insurance coverage upon becoming aware of the fraud.  The assets were secured by a governmental agency which investigated the case, and held in a custodial account.  In June of 2015, utilizing the secured funds, the court approved restitution to all victims including the Company.  During the current quarter, the Company received $282,000 from the United States Department of Justice in restitution.  Of the amount received, $213,000 relieved the value of the assets on the books and the remaining $69,000 was recorded as a reduction of operating expenses.  At December 31, 2015, the value of the assets on the books amounted to $213,000 and were included in Other Long Term Assets.

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

Grants of Phantom Stock Units.  As of December 31, 2015, the Company had 20,335 unvested units outstanding, all of which were granted at Full Value. On February 16, 2016, the Company granted an additional 10,460 Full Value Units with a fair value of $30.57 per unit on grant date, using historical volatility. In February 2016, the Company paid $311,000 for the 8,690 fully vested and matured units that were granted on February 16, 2012, including their respective earned dividend values.  As of June 30, 2016, the Company had 20,921 unvested units outstanding.

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

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience.  Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense as of June 30, 2016.

The total Phantom Stock related liability as of June 30, 2016 was $889,000, with $342,000 in Other Liabilities, and $547,000 included in Other Long Term Liabilities. At December 31, 2015, the total Phantom Stock liability was $905,000, with $310,000 in Other Liabilities, and $595,000 included in Other Long Term Liabilities.

In accordance with FASB ASC Topic 718, Stock Compensation, the Company recorded compensation expense of approximately $296,000 and $112,000 for the six months ended June 30, 2016, and 2015, respectively.

The following table summarizes information about the Company’s nonvested phantom stock Units at June 30, 2016:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2015	20,335	$22.74
Granted	10,460	$30.57
Vested	(9,874)	$20.16
Forfeited	---	---
Canceled	---	---
Nonvested at June 30, 2016	20,921	$27.87
Phantom Stock Unit Awards Expected to Vest	20,921	$27.87

The total unrecognized compensation costs calculated at June 30, 2016 are $618,000 which will be recognized through February of 2019. The Company will recognize the related expense over the weighted average period of 1.6 years.

7.  NONCONTROLLING INTERESTS

The Company owns 100% of all subsidiaries, except for a small portion of one, which is owned by a Noncontrolling Interest. At December 31, 2015, total Shareholders’ Equity was $41,154,000, and the Noncontrolling Interest was $272,000. For the six month period ended June 30, 2016, the Noncontrolling Interest’s portion of Net Income was approximately $88,000, and their portion of Other Comprehensive Income was a loss of $34,000. At June 30, 2016, total Shareholders’ Equity was $46,984,000, of which the Noncontrolling Interest held a value of $326,000.

The Company loaned the Noncontrolling Interest $132,530 (100,000 British Pounds) during the current quarter. The loan is non-interest bearing and repayment terms include application of any subsequent cash dividends and distributions in kind to the loan balance.  At June 30, 2016, the loan is included in Other Long Term Assets.

8. SHAREHOLDERS’ EQUITY

As of June 30, 2016 and December 31, 2015, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share.  At both dates, the number of shares issued was 10,153,633, and the total number of outstanding shares was 10,091,822, with the 61,811 variance representing shares held in Treasury.

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

On April 4, 2014, the Company’s Board of Directors authorized an extension of its stock repurchase program without expiration, up to a maximum amount of $1,000,000. The original program established in December of 2007 authorized the purchase of up to $5,000,000 of its common stock. The purchases may be made from time-to-time in the open market or in privately negotiated transactions, depending on market and business conditions. The Board retained the right to cancel, extend, or expand the share buyback program, at any time and from time-to-time. Since inception, the Company has purchased a total of 61,811 shares for approximately $932,000, or approximately $15 per share. The Company did not make any stock repurchases during 2016, or for the full year ended December 31, 2015.

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

CHANGES IN FINANCIAL CONDITION

The Company’s cash balance of $25,423,000 at June 30, 2016, decreased $4,729,000 (15.7%) from the $30,152,000 balance at December 31, 2015.  The Company paid a dividend of $8,578,000 during the first quarter of 2016 which was accrued at December 31, 2015.  Also, as disclosed in Note 5, Commitments and Contingencies, during the second quarter of 2016, a trial court required the Company to post $1,600,000 as security to proceed with further hearings related to the Company’s 2010 Pennsylvania Claim, which is under appeal.  Lastly, consistent with prior years, the Company paid a significant amount of cash during the first quarter for items that were accrued as of the end of the preceding year, such as sales incentive programs and incentive compensation. Those cash outflows were partially offset by income generated from operations during 2016.

The Accounts Receivable balance was $14,505,000 at June 30, 2016, compared to $16,605,000 at December 31, 2015, decreasing $2,100,000 (12.6%) during the six months. Due to the slight seasonal nature of the business, sales for the last two months of the recent quarter were lower than the last two months of 2015, which therefore was the dominant factor creating the reduction in the Accounts Receivable balance.

Other Long Term Assets were $2,892,000 at June 30, 2016 compared to $1,305,000 at December 31, 2015, increasing $1,587,000 (121.6%) between periods. As disclosed in Note 5, Commitments and Contingencies, during the second quarter of 2016, a trial court required the Company to post $1,600,000, as security to proceed with further hearings related to the Company’s 2010 Pennsylvania Claim, which is under appeal.

Accrued Compensation was $1,973,000 at June 30, 2016, compared to $4,669,000 at December 31, 2015, decreasing $2,696,000 (57.7%). A significant portion of the liability that existed at year end related to incentive compensation earned in 2015. As is customary, the liability was then paid during the first quarter of the following year, or 2016, thus diminishing the balance. The liability now represents amounts earned during the current year.

Accrued Commissions and Sales Incentives were $3,094,000 at June 30, 2016 in contrast to $4,333,000 at December 31, 2015, decreasing by $1,239,000 (28.6%). A significant portion of the change relates to the Company’s annual Sales Incentive programs, which are accrued throughout the year and then paid during the first quarter of the following year. The liability relating to these annual programs is therefore typically higher at the end of a given year compared to any other quarter end.

Dividends Payable was $8,578,000 at the end of 2015, reflecting the $0.85 dividend declared by the board in December 2015.  This dividend was then paid to shareholders’ in January of 2016, thus reducing the balance to zero. This also reduced the Company’s cash balance, as described above.

RESULTS OF OPERATIONS

Three-months ended June 30, 2016 vs. June 30, 2015

The Company reported comparative results from operations for the three-months ended June 30, 2016 and 2015 as follows:

	Three-months ended June 30, (in thousands)

	2016	2016	2015	2015
	($000)		($000)
Net Sales	$ 23,840	100.0%	$ 21,636	100.0%
Gross Profit	$ 14,689	61.6%	$ 13,338	61.7%
Operating Profit	$ 5,693	23.9%	$ 5,384	24.9%

Net Sales.  The Company’s 2016 second quarter sales increased $2,204,000 (10.2%) over the same period in 2015, ending at $23,840,000 for the three months ended June 30, 2016, compared to $21,636,000 for the same three months in 2015.  The majority of the sales growth is the result of an increase in unit volume.

Gross Profit.  The Company’s gross profit margins are very similar between the two periods, being 61.6% and 61.7% for the three-months ended June 30, 2016 and 2015, respectively, as overall material costs were fairly stable.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight.  Selling expense was $3,900,000 and $3,815,000 for the three-months ended June 30, 2016 and 2015, respectively, representing an increase of $85,000 (2.2%).  There was an increase in commissions largely in conjunction with the increase in sales.  Selling expense decreased as a percent of net sales, being 16.4% for the three-months ended June 30, 2016, compared to 17.6% for the three-months ended June 30, 2015.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services. General and administrative expenses were $4,317,000 and $3,419,000 for the three-months ended June 30, 2016 and 2015, respectively, increasing $898,000 or 26.3% between periods. The Company recognized an increase of $574,000 in legal and insurance related expenses primarily associated with product liability claims and coverage.  Additionally, there was an increase in staffing related expenses, mostly incentive compensation earned in association with the strong profits generated during the quarter.  As a percentage of sales, general and administrative expenses were 18.1% and 15.8% for the three months ended June 30, 2016 and 2015, respectively.

Engineering Expense.  Engineering expenses consist of development expenses associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes. Engineering expenses increased $59,000 (8.2%) for the quarter. They were $779,000 and $720,000 for the three months ended June 30, 2016 and 2015, respectively. Engineering expenses as a percentage of sales were 3.3% for both the three months ended June 30, 2016, and 2015.

Operating Profit.  Reflecting all of the factors mentioned above, Operating Profits increased by $309,000, or 5.7% over last year.  The Company had a profit of $5,693,000 in the three-month period ended June 30, 2016, versus a profit of $5,384,000 in the three-months ended June 30, 2015.

Interest Income (Expense).  Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit.  The Company recognized a modest amount of interest income for the second quarter of 2016 and 2015.

Other Income (Expense).  Other Income (Expense) primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our United Kingdom (“UK”) subsidiary.  During June of 2016, the British Pound weakened, largely as a result of the UK’s vote to exit the European Union.  As a result the Company recognized currency related losses of $132,000 for the second quarter of 2016.  For the second quarter of 2015, the Company recognized $48,000 of Other Income.

Income Tax Expense.  Income Tax Expense was $1,824,000 for the second quarter of 2016, compared to $1,733,000 for the same period in 2015.  The $91,000 increase was primarily due to higher income before taxes.  The Company’s effective tax rate in 2016 approximates the 2015 rate and does not differ materially from expected statutory rates.

Six-months ended June 30, 2016 vs. June 30, 2015

The Company reported comparative results from operations for the six-months ended June 30, 2016 and 2015 as follows:

	Six-months ended June 30, (in thousands)

	2016	2016	2015	2015
	($000)		($000)
Net Sales	$ 44,466	100.0%	$ 42,609	100.0%
Gross Profit	$ 27,181	61.1%	$ 25,728	60.4%
Operating Profit	$ 9,714	21.9%	$ 10,091	23.7%

Net Sales.  The Company’s sales for the first six months of 2016 increased $1,857,000, or 4.4% over the same period in 2015, ending at $44,466,000 and $42,609,000 in 2016 and 2015, respectively. The majority of the sales growth is the result of an increase in unit volume. The Company believes that some customers purchased ahead during the fourth quarter of 2015, which eroded sales from the first quarter of 2016, most notably January 2016. The Company has been able to make up that shortfall during subsequent months.

Gross Profit.  The Company’s gross profit margins have increased between the two periods, being 61.1% and 60.4% for the six-months ended June 30, 2016 and 2015, respectively. The Company’s overall manufacturing costs between periods has been stable, with slight savings recognized in the cost of its strip metal.

Selling Expenses.  Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight.  Selling expense was $7,753,000 and $7,590,000 for the six-months ended June 30, 2016 and 2015, respectively, representing an increase of $163,000 or 2.2%.  Although no particular item represented a majority of the increase on its own, the largest contributor was commissions, which increased compared to last year, largely in relation with the increase in sales.  Sales expense as a percent of Net Sales was 17.4% for the six-months ended June 30, 2016, and 17.8% for the six-months ended June 30, 2015.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services. General and administrative expenses were $8,223,000 and $6,696,000 for the six-months ended June 30, 2016 and 2015, respectively, increasing $1,527,000 (22.8%) between periods. The most significant change for the six months pertained to legal and insurance related expenses primarily associated with product liability claims and coverage, which increased $989,000 over last year. As a percentage of sales, general and administrative expenses increased to 18.5% for the six-months ended June 30, 2016 from 15.7% for the six months ended June 30, 2015.

Engineering Expense.  Engineering expenses consist of development expenses associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes.  Engineering expenses increased $140,000 or 10.4% between periods, as they were $1,491,000 and $1,351,000 for the six months ended June 30, 2016 and 2015, respectively.  Engineering expenses as a percentage of sales were 3.4% for the six months ended June 30, 2016 and 3.2% for the six months ended June 30, 2015.

Operating Profit.  Reflecting all of the factors mentioned above, Operating Profits were down $377,000 or 3.7%, ending with a profit of $9,714,000 for the first half of 2016, compared to $10,091,000 in 2015.

Interest Income (Expense).  Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. There was a nominal amount of interest income recorded during the first six months of 2016 and 2015.

Other Income (Expense).  Other Income (Expense) primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our UK subsidiary.  During June of 2016, the British Pound weakened, largely as a result of the UK’s vote to exit the European Union. As a result the Company recognized currency related losses of $178,000 for the six months ended June 30, 2016.  For the first six months of 2015, the Company recognized $1,000 of Other Income.

Income Tax Expense.  Income Tax Expense was $3,132,000 for the first six months of 2016, compared to $3,224,000 for the same period in 2015, decreasing by $92,000, largely in correlation with the change in income before taxes. The Company’s effective tax rate in 2016 approximates the 2015 rate and does not differ materially from expected statutory rates.

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

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance.  The Company determines the allowance based on any known collection issues, historical experience, and other currently available evidence. The reserve for future credits, discounts, and doubtful accounts was $789,000 and $882,000 as of June 30, 2016 and December 31, 2015, respectively. In regards to identifying uncollectible accounts, the Company reviews an aging report on a consistent basis to determine past due accounts, and utilizes a well established credit rating agency. The Company charges off those accounts that are deemed uncollectible once all collection efforts have been exhausted.

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

Goodwill

In accordance with Financial Accounting Standards Board (FASB) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2015.  This analysis did not indicate any impairment of goodwill.  There were no circumstances that indicate that Goodwill might be impaired at June 30, 2016.

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

Other Comprehensive Income

For the three and six months ended June 30, 2016 and 2015, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentration

The Company has one significant customer who represents more than 10% of the Company’s Net Sales for the three and six months ended June 30, 2016 and 2015, and more than 10% of the Company’s Accounts Receivable balance at June 30, 2016 and December 31, 2015.  Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are discussed in detail in the Company’s December 31, 2015 Form 10-K, and there has been no significant change as of this quarterly report.

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

As of June 30, 2016, the Company had a cash balance of $25,423,000. Additionally, the Company has a $15,000,000 line of credit available with Santander, as discussed in detail in Note 4, which had no borrowings outstanding upon it at June 30, 2016. At December 31, 2015, the Company had cash of $30,152,000, and also had no borrowings against the line of credit at that time.

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For the first six months of 2016, the Company’s cash provided from operating activities was $4,378,000, compared to $3,121,000 of cash provided during the first half of 2015, thus increasing by $1,257,000 between periods. The most significant factor related to stronger cash collections from accounts receivable in conjunction with higher sales during the latter half of 2015, and standard customer payment terms. Also, during 2016 the Company had a lower level of inventory purchases compared to the prior year, which resulted in more cash. These increases were however partially offset by higher payments for promotional incentives, since the rate of sales growth was higher in 2015 than it was in 2014, which impacted growth tiers and payouts, including annual programs which are paid during the following year, and, as disclosed in Note 5, Commitments and Contingencies, during the second quarter of 2016, a trial court required the Company to post $1,600,000 as security to proceed with further hearings related to the Company’s 2010 Pennsylvania Claim, which is under appeal.

Investing Activities

Cash used in investing activities for the first six months of 2016 and 2015 was $91,000 and $384,000, respectively, all related to capital expenditures for both periods. During 2015, the Company added machinery and leasehold improvements to the facility in Exton which required a greater outlay of cash than in the current year.

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

Financing Activities

A dividend was declared in both December of 2015 and 2014, amounting to $8,578,000 and $4,945,000, respectively, with payment due and paid during January of the following year. This reflects all of the financing activities for those respective years.

The Company did not borrow any funds from its line of credit during the first six months of 2016 or 2015, and had no outstanding borrowings on its line of credit as of June 30, 2016, or as of December 31, 2015.

CONTINGENT LIABILITIES AND GUARANTEES

See Note 5 to the Company’s condensed consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Item 7 of the Company’s 2015 Form 10-K under the caption “Off-Balance Sheet Obligations or Arrangements”.

Item 3 - Quantitative and Qualitative Information about Market Risks

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

Item 4 – Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.

At the end of the fiscal second quarter of 2016, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures.  The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission. The Company’s management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”).  Several years ago, the Company experienced an increase in the number of Claims related to lightning subrogation, which increased legal and product liability related expenses.  The Company did not believe the Claims had legal merit, and therefore commenced a vigorous defense in response to the Claims.  Due to the Company’s success over the years in defending itself, and success in several cases that went to trial, the pace of new Claims has decreased over the last couple of years.  Although the pace of new Claims has decreased, expenses during 2015 and in the first six months of 2016 have increased over comparable periods due to the Company’s heightened and vigorous defense of certain cases.  It is possible that the increased level of spending may continue further into 2016. To reiterate, the Company does not believe that the Claims have legal merit, and is therefore vigorously defending against those Claims.  In 2010, the Company took its first Claim to trial in Pennsylvania, and the jury returned a verdict that the Company was not negligent in designing and selling the TracPipe product, but also returned a verdict for plaintiff on strict liability.  The Company appealed that portion of the verdict, and in December 2014, the Supreme Court of Pennsylvania ruled in favor of the Company, and returned the case to the trial court for further hearings.  The Company is currently appealing the trial court’s decision not to grant a new trial in this matter in spite of the Supreme Court decision.  As a result of this new appeal, the Company was required to post $1,600,000 as security to proceed with the current appeal, and that collateral security is included in Other Long Term Assets as of June 30, 2016. In 2013, the Company won two of the Claims at two separate trials, both of which were held in U.S. District Court; one in St. Louis, Missouri and the other in Bridgeport, Connecticut.  In both cases, the jury unanimously found that the Company was not negligent in designing its TracPipe® product, and that the TracPipe® product was not defective or unreasonably dangerous.

The Company has in place commercial general liability insurance policies that cover the Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $250,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $250,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year.   The aggregate maximum exposure for all current open Claims is estimated to not exceed approximately $4,000,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions.  From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common.  It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered and outstanding settlements for existing claims. The liabilities recorded on the Company’s books at June 30, 2016 and December 31, 2015 were $371,000 and $249,000, respectively, and are included in Other Liabilities.

Finally, in February of 2012, the Company was made aware of a fraud perpetrated by an outside party involving insurance related premiums that the Company had prepaid for umbrella coverage. The Company replaced the aforementioned insurance coverage upon becoming aware of the fraud.  The assets were secured by a governmental agency which investigated the case, and held in a custodial account.  In June of 2015, utilizing the secured funds, the court approved restitution to all victims including the Company.  During the current quarter, the Company received $282,000 from the Department of Justice in restitution.  Of the amount received, $213,000 relieved the value of the assets on the books and the remaining $69,000 was recorded as a reduction of operating expenses.  At December 31, 2015, the value of the assets on the books amounted to $213,000 and were included in Other Long Term Assets.

Item 4 – Submission of Matter to a Vote of the Security Holders

On June 7, 2016, the Company held its 2016 Annual Meeting of Shareholders. The shareholders voted on the following proposals:

1.

To elect three Class 2 directors for a three year term expiring at the 2019 annual meeting of shareholders.

2.

To approve, on a non-binding advisory basis, the executive compensation of the named executive officers of the Company; and

3.

To ratify the appointment by the audit committee of the board of directors of RSM US LLP (formerly McGladrey LLP), as the independent auditors for the Company for the fiscal year ending December 31, 2016.

The results of the voting are as follows:

1.	Election of Directors
			For	Withheld	Non-votes
J. Nicholas Filler			8,526,593	23,439	472,950
Derek W. Glanvill			8,532,784	17,248	472,950
Bruce C. Klink			8,458,436	91,596	472,950

2.	The vote to approve, on a non-binding advisory basis, the executive compensation of the named executive officers of the Company was approved by the shareholders:

		For	Against	Abstain	Non-votes
	Approve Executive Compensation	8,185,982	341,451	22,599	472,950

3.

The proposal to ratify the appointment by the Audit Committee of the Board of Directors of RSM US, LLP to audit the Company’s financial statements for the year ending December 31, 2016 was ratified by the shareholders:

			For	Against	Abstain
	RSM US LLP		9,022,013	852	117

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

OMEGA FLEX, INC.
(Registrant)

Date: August 5, 2016	By: /S/ Paul J. Kane______________
Paul J. Kane
Vice President – Finance
and Chief Financial Officer