Form 10-K
period 2016-12-31
Omega Flex, Inc.
filed 2017-03-13
CIK 1317945

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2016, the last business day of the second quarter of 2016 was $109,495,325.

The number of shares of common stock outstanding as of March 1, 2017 was 10,091,822.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated by reference from the registrant’s definitive proxy statement (to be filed pursuant to Regulation 14A) for the 2017 annual meeting of shareholders to be held on June 6, 2017.

Omega Flex, Inc.

PART I

Item 1 – BUSINESS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K that are not historical facts — but rather reflect our current expectations concerning future results and events — constitute forward-looking statements. The words “believes,” “expects,” “intends,” “plans,” “anticipates,” “intend,” “estimate,” “potential,” “continue,” “hopes,” “likely,” “will,” and similar expressions, or the negative of these terms, identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Omega Flex, Inc., or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

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

The major market categories for flexible metallic hose include (1) automotive, (2) aerospace, (3) residential and commercial construction, and (4) general industrial. Omega Flex participates in the latter two markets for flexible metallic hose. The residential and commercial construction markets utilize corrugated stainless steel tubing (CSST) primarily for flexible gas piping and gas appliance connectors, and secondarily as pump connectors and seismic loops to isolate vibration in mechanical piping systems in commercial buildings. The general industrial market includes all of the processing industries, the most important of which include primary steel, petrochemical, pharmaceutical, and specialty applications for the transfer of fluids at both extremely low and high temperatures, (such as the conveying of cryogenic liquids) and a highly fragmented Original Equipment Manufacturers (OEM) market, as well as the maintenance and repair market.

None of our competitors appear to be dominant in more than one market. We are a leading supplier of flexible metal hose in each of the markets in which we participate. Our assessment of our overall competitive position is based on several factors. The flexible gas piping market in the U.S. is currently concentrated in the residential housing market. Based on the reports issued by the national trade groups on housing construction, the level of acceptance of flexible gas piping in the construction market, and the average usage of flexible gas piping in a residential building, we believe that we are able to estimate with a reasonable level of accuracy the size of the total gas piping market. In addition, the Company is a member of an industry trade group comprised of the four largest manufacturers of CSST in the United States, which compiles and distributes sales volume statistics for its members relative to flexible gas piping. Based on our sales and the statistics described above, the Company can estimate its position within that market. For other applications, industry trade groups collect and report data related to these markets, and we can then compare and estimate our status within that group as a whole. In addition, the customer base for the products that we sell, and the identity of the manufacturers aligned with those customers is fairly well known, which again allows the Company to extract information and estimate its market position. Lastly, the term “leading” implies a host of factors other than sales volume and market share position. It includes the range and capability of the product line, history of product development and new product launches, all of which information is in the public domain. Based on all of this information, the Company is reasonably confident that it is indeed a leader in the major market segments in which it participates.

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

Over the years, most of the Company’s business has been generated from Omega Flex, Inc., and concentrated in North America, but the Company also has two foreign subsidiaries located in the United Kingdom, which are largely focused on European and other international markets. The Company also has a local subsidiary which owns the Company’s Exton, Pennsylvania real estate.

Overview of Current Business

Products

The Company’s business is managed as a single operating segment that consists of the manufacture and sale of flexible metal hose and accessories.

The Company has had the most success within the residential construction industry with its flexible gas piping products, TracPipe®, which was introduced in 1997, and its more robust counterpart TracPipe® CounterStrike®, which came to market in 2004. Partnered with the development of our AutoFlare® and AutoSnap® patented fittings and accessories, both have enjoyed wide acceptance due to their reliability and durability. Within the residential construction industry, the flexible gas piping products that we offer and similar products offered by our competitors have sought to overcome the use of black iron pipe that has traditionally been used by the construction industry in the United States and Canada for the piping of fuel gases within a building. Prior to the introduction of the first CSST system in 1989, nearly all construction in the United States and Canada used traditional black iron pipe for gas piping. However, the advantages of CSST in areas subject to high incidence and likelihood of seismic events had been first demonstrated in Japan. In seismic testing, the CSST was shown to withstand the stresses on a piping system created by the shifting and movement of an earthquake better than rigid pipe. The advantages of CSST over the traditional black iron pipe also include lower overall installation costs because it can be installed in long uninterrupted lines within the building.

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

In 2008, the Company introduced its first double containment piping product – DoubleTrac®. DoubleTrac® double containment piping has earned stringent industry certifications for its ability to safely contain and convey automotive fuels. DoubleTrac® received certification from Underwriters Laboratory, the testing and approval agency, that our product is fully compliant with UL971A, which is the product standard in the United States for metallic underground fuel piping, as well as approvals from other relevant state agencies that have more stringent testing procedures for the product. Similar to our flexible gas piping, DoubleTrac® provides advantages over older rigid pipe technologies. DoubleTrac® is made and can be installed in long continuous runs, eliminating the need for manually assembling rigid pipe junctions at the end of a pipe or at a turn in direction. In addition, DoubleTrac® has superior performance in terms of its ability to safely convey fuel from the storage tank to the dispenser, primarily because DoubleTrac® is essentially a zero permeation piping system, far exceeding the most stringent government regulations. Originally designed for applications involving automotive fueling stations running from the storage tank to the fuel dispenser, the ability of DoubleTrac® to handle a variety of installation challenges has broadened its applications to include refueling at marinas, fuel lines for back-up generators, and corrosive liquids at waste treatment plants. In short, in applications where double containment piping is required to handle potentially contaminating fluids or corrosive fluids, DoubleTrac® is engineered to handle those demanding applications.

DEF-Trac®, a complementary product which is very similar to DoubleTrac®, was brought to the marketplace in 2011. DEF-Trac® piping is specifically engineered to handle the demanding requirements for diesel emissions fluid (DEF). Recent federal regulations require all diesel engines to use DEF to reduce the particulate contaminants from the diesel combustion process. However, DEF is highly corrosive and cannot be pre-mixed with the diesel fuel. This requires that new diesel trucks and automobiles must have separate tanks built into the vehicle so that the diesel emissions fluid can be injected into the catalytic converter after the point of combustion. Similarly, a large portion of fueling stations carrying diesel fuel are now also selling DEF through a separate dispenser. In addition to being highly corrosive, DEF also has a high freezing temperature, requiring a heat trace in the piping in applications in northern areas of the United States. DEF-Trac® flexible piping is uniquely suited to handle all of these challenges, as the stainless steel inner core is corrosion resistant, and DEF-Trac® also comes with options for heat trace that is extruded directly into the wall of the product. In summary, DEF-Trac® provides a complete solution to the demanding requirements of this unique application, as such, DEF-Trac® has been met with enormous acceptance from the industry that was searching for a solution to the new environmental requirement. The advantageous market position of DEF-Trac® has leveraged the penetration of DoubleTrac® into the broader market for automotive fueling applications.

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

In addition to the flexible gas piping and other previously described markets, our flexible metal hose is used in a wide variety of other applications. Our involvement in these markets is important because just as the flexible gas piping applications have sprung from our expertise in manufacturing annular metal hose, other applications may also evolve from our participation in the industry. Flexible metal hose is used in a wide variety of industrial and processing applications where the characteristics of the flexible hose in terms of its flexibility, and its ability to absorb vibration and thermal expansion and contraction, have substantial benefits over rigid piping. For example, in certain pharmaceutical processing applications, the process of developing the specific pharmaceutical may require rapid freezing of various compounds through the use of liquefied gases, such as liquefied nitrogen, helium or Freon. The use of flexible metal tubing is particularly appropriate in these types of applications. Flexible metal hose can accommodate the thermal expansion caused by the liquefied gases carried through the hose, and the total length of the hose will not significantly vary. In contrast, fixed or rigid metal pipe would expand and contract along its length as the liquid gases passed through it, causing stresses on the pipe junctions that would over time cause fatigue and failure. Alternatively, within certain industrial or commercial applications using steam, either as a heat source or in the industrial process itself, the pumps used to transfer the liquid or steam within the system are subject to varying degrees of vibration. Additionally, flexible metal hoses can also be used as connections between the pump and the intake of the fluids being transferred to eliminate the vibration effects of the pumps on the piping transfer system. All of these areas provide opportunities for the flexible metal hose arena, and thus the Company continues to participate in these markets, as it seeks new innovative solutions which will generate additional revenue streams for the future.

Manufacturing

In each instance, whether the application is for CSST for fuel gases, flexible metal hose for handling specialty chemicals or gases, flexible double containment piping, or unique industrial applications requiring the ability to withstand wide variations in temperature and vibration, all of our success rests on our metal hose. Most of our flexible metal hoses range in diameter from 1/4” to 2” while certain applications require diameters of up to 16”. All of our smaller diameter pipe (2” inner diameter and smaller) is made by a proprietary process that is known as the rotary process. The proprietary process that we use to manufacture our annular hose is the result of a long-term development effort begun in 1995. Through continuous improvement over the years, we have developed and fine-tuned the process so that we can manufacture annular flexible metal hose on a high speed, continuous process. We believe that our own rotary process for manufacturing annular corrugated metal hose is the most cost efficient method in the industry, and that our rotary process provides us with a significant advantage in many of the industries in which we participate. As a result, we are able to provide our product on a demand basis. Over the years, the Company has had great success in achieving on-time delivery performance to the scheduled ship date. The quick inventory turnover reduces our costs for in-process inventory, and further contributes to our gross margin levels. We have also improved our productivity on a historical basis.

Raw Materials

We use various materials in the manufacture of our products, primarily stainless steel for our flexible metal hose and plastics for our jacketing material on TracPipe® and CounterStrike® flexible gas piping. We also purchase all of our proprietary AutoFlare® and AutoSnap® brass fittings for use with the TracPipe® and CounterStrike® flexible gas piping. Although we have multiple sources qualified for all of our major raw materials and components, we have historically used only one or two sources of supply for such raw materials and components. Our current orders for stainless steel and fittings are each placed with one or two suppliers. If any one of these sources of supply were interrupted for any reason, then we would have to devote additional time and expense in obtaining the same volume of supply from our other qualified sources. This potential transition, if it were to occur, could affect our operations and financial results during the period of such transition. During 2016, the commodity prices of nickel and copper increased compared to the prior year. Nickel is a prime material in stainless steel which the Company utilizes to manufacture CSST, and copper is a key component of the Company’s brass fittings. Fortunately, the Company was able to maintain reasonably stable pricing for each of the components during 2016 despite the upward movements in the market. The supply of our main raw materials appears to be sufficient with ample volume. We believe that with our purchase commitments for stainless steel, polyethylene and for our proprietary fittings, that we have adequate sources of supply for these raw materials and components. We have not had difficulty in obtaining the raw materials, component parts or finished goods from our suppliers in prior years. We believe that the supply sufficiency of stainless steel will continue until there is a reduction in global capacity, such as mine closures, which would then cause a constriction. Volatility in the commodities marketplace and competitive conditions in the sale of our products could potentially restrict us from passing along raw materials or component part price increases to our customers.

Business Seasonality

The demand for our flexible piping products that are related to construction activity including TracPipe®, Counterstrike®, DoubleTrac® and SolarTrac®, may be affected by the construction industry’s demand, which generally tightens during the winter months of each year due to cold and inclement weather. Accordingly, sales are usually higher in the spring, summer and fall.

Customers

We sell our products to customers scattered across a wide and diverse set of industries ranging from construction to pharmaceutical with approximately 8,000 customers on record. These sales channels include sales through independent sales representatives, distributors, original equipment manufacturers, direct sales, and sales through our website on the internet. We utilize various distribution companies in the sale of our TracPipe® and Counterstrike® flexible gas piping, and these distribution customers in the aggregate represent a significant portion of our business. In particular, the Company has one significant customer, whereby its various branches, represented approximately 13% of our sales in 2016, 16% in 2015, and 15% in 2014, and also accounted for approximately 20% and 25% of our accounts receivable balance at December 31, 2016 and 2015, respectively. All of this business is done on a purchase order basis for immediate resale commitments or stocking, and there are no long-term purchase commitments. In the event we were to lose an account, we would not expect any long-term reduction in our sales due to the broad end-user acceptance of our products. We would anticipate that in the event of a loss of any one or more distributors, that after an initial transition period, the sale of our products would resume at or near their historical levels. Furthermore, in the case of certain national distribution chains, which is the case regarding the Company’s largest customer noted above, and other distributors, it is possible that there would continue to be purchasing activity from one or more regional or branch distribution customers. We sell our products within North America, primarily in the United States and Canada, and we also sell our products internationally, primarily in Europe through our manufacturing facility located in Banbury, England. Our sales outside of North America represent approximately 12% of our total sales during the last three years, with most of the sales occurring in the United Kingdom and elsewhere in Europe. We do not have a material portion of our long-lived assets located outside of the United States.

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

Competition

There are approximately ten manufacturers of flexible metal hose in the United States, and approximately that number in Europe and Asia. The U. S. manufacturers include Titeflex Corporation, Ward Manufacturing, Microflex, U. S. Hose, Hose Master, and several smaller privately held companies. No one manufacturer, as a general rule, participates in more than two of the major market categories, automotive, aerospace, residential and commercial construction, and general industrial, with most concentrating in just one. We estimate that we are at or near the top position of the two major categories in which we participate in regards to market share. In the flexible gas piping market, the U.S. market is currently concentrated in the residential housing market. Based on the reports issued by the national trade groups on housing construction, the level of acceptance of flexible gas piping in the construction market, and the average usage of flexible gas piping in a residential building, as well as through our sales position within that market, we are able to estimate with a high level of accuracy the size of the total gas piping market. In addition, the Company is a member of an industry trade group, which compiles and distributes sales statistics for its members relative to flexible gas piping. For other applications, industry trade groups collect and report on the size of the relevant market, and we can estimate our percentage of the relevant market based on our sales as compared to the market as a whole. The larger of our two markets, the construction industry, has seen an increase in the number of residential housing starts in 2016, as compared to the previous year. As discussed elsewhere, black iron pipe or copper tubing was historically used by all builders of commercial and residential buildings until the advent of flexible gas piping and changes in the relevant building codes. Since that time, flexible gas piping has taken an increasing share of the total amount of fuel gas piping used in construction.

Due to the number of applications in which flexible metal hose may be used, and the number of companies engaged in the manufacture and sale of flexible metal hose, the general industrial market is very fragmented, and we estimate that no one company has a predominant market share of the business over other competitors. In the market for double containment piping, we compete primarily against rigid pipe systems that are more costly to install than DoubleTrac® double containment piping. The general industrial markets within Europe are very mature and tend to offer opportunities that are interesting to us in niche markets or during periods in which a weak dollar increases the demand for our products on a competitive basis. Such has been the case for several years and has created new relationships for us. Currently, we are not heavily engaged in the manufacture of flexible metal hose for the aerospace or automotive markets, but we continue to review opportunities in all markets for our products to determine appropriate applications that will provide growth potential and high margins. In some cases, where the product offering is considered a commodity, price is the overriding competing factor. In other cases, a proprietary product offering or superior performance will be the major factors with pricing being secondary and in some cases, a non-factor. The majority of our sales are to distributors and wholesalers, and our relationships with these customers are on an arms-length basis in that neither we, nor the customers are so dependent on the other to yield any significant business advantage. From our perspective, we are able to maintain a steady demand for our products due to the broad acceptance of our products by end users, regardless of which distributor or wholesaler sells the product.

Backlog

Management does not believe that backlog figures are material to an understanding of our business because most products are shipped promptly after the receipt of orders.

Intellectual Property

We have a comprehensive portfolio of intellectual property, including approximately 320 patents issued in various countries around the world. The patents cover (a) the fittings used by the flexible gas piping to join the piping to a junction or assembly, (b) pre-sleeved CSST for use in underground applications, (c) an electrically conductive jacket for flexible gas piping that we sell under the trademark CounterStrike®, and (d) a tubing containment system for our DoubleTrac® double containment piping. In combination, our AutoFlare® and AutoSnap® fittings are the leading products used with flexible gas piping because they offer a metal-to-metal seal between the fitting and the tubing, and because of their robustness and ease of use. The metal-to-metal contact provides for a longer lasting and more reliable seal than fittings which use gaskets or sealing compounds that can deteriorate over time. In applications involving fuel gases in a building, the ability to maintain the seal and prevent the leaking of such gases over long periods of time is valued by our customers. In addition, the AutoSnap® fitting provides the installer with greater ease of use by preassembling all the securing elements inside the body of the fitting. We also have received a patent for the composition of the polyethylene jacket used in our CounterStrike® flexible gas piping product, which has increased ability to dissipate electrical energy in the event of a nearby lightning strike. The tubing containment system of our DoubleTrac® double containment piping, which is also patented in the U.S. and in other countries, allows for the monitoring and collection of any liquids that may leak from the stainless steel containment layer. The expiration dates for the several patents covering our AutoFlare® fittings will expire between 2016 and 2020 and the Counterstrike® patent will expire in 2025. We currently have several patent applications pending in the United States and internationally covering improvements to our AutoFlare® fittings and our CounterStrike® polyethylene jacket, and also have a patent pending on our new AutoSnap® fitting. Finally, and as mentioned above, our unique rotary process for manufacturing flexible metal hose has been developed over the last ten years, and constitutes a valuable trade secret. In 2007, a Pennsylvania court issued a ruling that confirms our proprietary rotary manufacturing process does constitute a “trade secret” under Pennsylvania law, and is entitled to protection against unauthorized disclosure or misappropriation.

Research and Development Expense

Research and development expenses are charged to operations as incurred. Such charges aggregated $788,000, $876,000, and $904,000 for the years ended December 31, 2016, 2015 and 2014, respectively, and are included in engineering expense in the accompanying consolidated statements of operations.

Employees

As of December 31, 2016, the Company had 144 employees. Most of our employees are located in our manufacturing facilities in Exton, Pennsylvania, which contain our factory personnel, engineering, finance, human resources and most of our sales staff. Our factory workforce in Exton, Pennsylvania, is not represented by a collective bargaining agent. We also maintain an office in Middletown, Connecticut where certain management, sales and administrative personnel reside. A number of individual sales personnel are also scattered across the United States. We also maintain a manufacturing facility in Banbury, England, which contains employees of similar functions to those in the U.S., but on a much smaller scale. The sales personnel in England handle all sales and service for our products in Europe, most notably the United Kingdom, and the majority of our transactions with other international territories.

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

Internet Website

You may learn more about our company by visiting our website at www.omegaflexcorp.com. Among other things, you can access our filings with the Securities and Exchange Commission. These filings include proxy statements, annual reports (Form 10-K), quarterly reports (Form 10-Q), and current reports (Form 8-K), as well as Section 16 reports filed by our officers and directors (Forms 3, 4 and 5). All of these reports will be available on the website as soon as reasonably practicable after we file the reports with the SEC. In addition, we have made available on our website under the heading “Compliance Policies” the charters for the Audit, Compensation and Nominating/Governance Committees of our Board of Directors and our Code of Business Ethics. We intend to make available on our website any future amendments or waivers to our Code of Business Ethics. The information on our website is not part of this report.

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

Risk Relating to Our Business

Our manufacturing plant(s) may be damaged or destroyed.

All of the company’s manufacturing capacity is currently located in Exton, Pennsylvania, where we own two manufacturing facilities which are in close proximity to each other, and in Banbury, United Kingdom where we rent a manufacturing facility. We do not have any operational manufacturing capacity for flexible metal hose outside of these locations. We cannot replicate our manufacturing methods at a supplier’s facility due to the confidential and proprietary nature of our manufacturing process. If one of the manufacturing facilities were destroyed or damaged in a significant manner, we would likely experience a delay or some interruption of our flexible metal hose operations. This could lead to a reduction in sales volume if customers were to purchase their requirements from our competitors, claims for breach of contract by certain customers with contracts for delivery of flexible metal hose by a certain date, and costs to replace our destroyed or damaged manufacturing capacity. The fittings and accessories for the flexible metal hose are manufactured for us by suppliers not located in Exton, Pennsylvania, and the company also has outside warehouses which contain finished goods inventory. Disruption of or damage to our supply of these items could damage our business, competitive position, results of operations or financial condition.

We are primarily dependent on one product line for most of our sales.

Most of the Company’s sales are derived from the sale of TracPipe® and CounterStrike® flexible gas piping systems, including Autoflare® and AutoSnap® fittings and a variety of accessories. Sales of our flexible metal hose for other applications represent a small portion of our overall sales and income. Any event or circumstance that adversely affects our TracPipe® or CounterStrike® flexible gas piping could have a greater impact on our business and financial results than if our business were more evenly distributed across several different product lines. The effects of such an adverse event or circumstance would be magnified in terms of our Company as a whole as compared to one or more competitors whose product lines may be more diversified, or who are not as reliant on the sales generated by their respective flexible gas piping products. Therefore, risks relating to our TracPipe® and CounterStrike® flexible gas piping business – in particular loss of distributors or sales channels, technological changes, changes in applicable code requirements, loss of our key personnel involved in the flexible gas piping product line, increases in commodity prices, particularly in stainless steel and polyethylene – could pose a significant risk to our competitive position, results of operations or financial condition.

We are dependent on certain raw materials and supplies that could be subject to volatile price escalation.

As a manufacturer of flexible metal hose, we must use certain raw materials in the manufacture of the hose. The primary raw material is stainless steel that is used in the forming of the hose, and various other steel products used in the wire braid overlay over some flexible metal hoses for additional strength and durability. We also use polyethylene in pellet form for the forming and extrusion of a polyethylene jacket over CSST for use in fuel gas applications, underground installations, and other installations that require that the metal hose be isolated from the environment. Finally, we also purchase our proprietary brass fittings used with the flexible metal hose that provide a mechanical means of attaching the hose to an assembly or junction. We attempt to limit the effects of volatile raw material prices, and to ensure adequate and timely supply of material, by committing to annual purchase contracts for the bulk of our steel and polyethylene requirements, and for our fittings requirements. The contracts typically represent a significant portion of the Company’s annual planned usage, and are set at a designated fixed price or a range of prices. These agreements sometimes require the Company to accept delivery of the commodity in the quantities committed, at the agreed upon prices. Transactions in excess of the pre-arranged commitments are conducted at current market prices at the Company’s discretion. The Company has identified multiple qualified vendors to produce or manufacture our critical purchase requirements. The Company does however tend to rely on one or two sources for each or our primary components to leverage the relationship and pricing. Therefore, there is no assurance that the Company would be able to eliminate all or most of the adverse effects of a sudden increase in the cost of materials or key components, or that the loss of one or more of our key sources would not lead to higher costs or a disruption in our business.

Susceptibility of litigation and significant legal costs or settlements.

In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”). For several years, the Company had experienced an increase in the number of Claims, mostly related to lightning subrogation, and this appears to be a trend consistent with our competition within the flexible gas piping industry. Recently, the pace of the new Claims has declined. While the Company does not believe the Claims have legal merit, and has successfully defended itself vigorously against such Claims, there is no guarantee that the pace of claims will not increase or subside. Any significant increase in the number of Claims, the financial magnitude of Claims brought against the Company, the costs of defending the Claims, particularly under higher retentions of the Company’s current product liability insurance policies, could have a detrimental impact on the Company’s business, competitive position, results of operations or financial condition, perhaps materially.

We face intense competition in all of our markets.

The markets for flexible metal hose are intensely competitive. There are a number of competitors in all markets in which we operate, and generally none of these markets have one dominant competitor – rather a large number of competitors exist, each having a proportion of the total market. One or more of our competitors may develop technologies and products that are more effective or which may cost less than our current or future products, or could potentially render our products noncompetitive or obsolete. Our prior success has been due to our ability to develop new products and product improvements, and establish and maintain an effective distribution network which to some extent came at the expense of several competing manufacturers. Our business, competitive position, results of operations or financial condition could be negatively impacted if we are unable to maintain and develop our competitive products.

We may not retain our independent sales organizations.

Almost all of the Company’s products and product lines are sold by outside sales organizations. These independent sales organizations or sales representatives are geographically dispersed in certain territorial markets across the United States, Canada and elsewhere. These outside sales organizations are independent of us, and are typically owned by the individual principals of such firms. We enter into agreements with such outside sales organizations for the exclusive representation or distribution of our products, but such agreements are generally for terms of one year or less. At the expiration of the agreement, the agent or distributor may elect to represent a different manufacturer. As a result, we have no ability to control which flexible metal hose manufacturer any such sales organization may represent or carry. The competition to retain quality outside sales organizations is also intense between manufacturers of flexible metal hose since it is these sales organizations that generally can direct the sales volume to distributors and, ultimately, contractors and installers in important markets across the country, and in other countries in which we operate. The failure to obtain the best outside sales organization within a particular geographic market can limit our ability to generate sales of our products. While we currently have a fully developed sales and distribution network of superior outside sales organizations, there can be no assurance that any one or more of the outside sales organizations will elect to remain with us, or that our competitors will not be able to disrupt our distribution network by causing one or more of our sales representatives to drop our product lines. Our business, competitive position, results of operation or financial condition could be negatively impacted if we cannot maintain adequate sales and distribution networks.

We are dependent on certain sales channels for a significant portion of our business.

Of the various sales channels that we use to sell our products, a significant portion of such sales are made through our wholesale stocking distributors that include Ferguson Enterprises and several other distributors. These and other distributors purchase our products, and stock the goods in warehouses for resale, either to their own local branches or to end-users. Because of the breadth and penetration of the distribution networks, and the range of complementary products they offer for sale, these wholesale distributors are able to sell large amounts of our products to end users across the United States and Canada. The decision by a major wholesaler distributor to stop distributing our products such as TracPipe® and CounterStrike® flexible gas piping, and to distribute a competitive flexible gas piping product, could significantly affect our business, competitive position, results of operations or financial condition.

Our business may be subject to the supply and availability of fuel gas supplies and infrastructure.

Our TracPipe® and CounterStrike® flexible gas piping products are used to convey fuel gas, primarily natural gas, but also propane, within a building from the exterior wall of the building to any gas-fired appliances within the building. Because those products are used in the transmission of fuel gas, the applications are limited to geographic areas where such fuel gas is available. Certain geographic areas of the United States and other countries do not have the infrastructure to make natural gas available. Other types of fuel gas may be used in areas where there are no natural gas pipelines, but these alternate fuel gas sources have other distribution issues that may constrict their availability. Our prospects for future growth of the TracPipe® and CounterStrike® products are largely limited to those areas that have natural gas transmission lines available for use in residences and commercial buildings.

If we are not able to protect our intellectual property rights, we may not be able to compete as effectively.

We possess a wide array of intellectual property rights, including patents, trademarks, copyrights, and applications for the above, as well as trade secrets, manufacturing know-how, and other proprietary information. Certain of these intellectual property rights form the basis of our competitive advantage in the market place through a superior product design, a superior business process, superior manufacturing methods or other features that provide an advantage over our competitors. The intellectual property rights are sometimes subject to infringement or misappropriation by other organizations, and failing an amiable resolution, we may be forced to resort to legal proceedings to protect our rights in such intellectual property.

In the past, the Company has indeed needed to protect itself and resort to legal action, in one instance regarding a trade secret, and in another where we sued a flexible gas pipe competitor for infringement on one or more of our U.S. patents covering our AutoFlare® fittings. In both instances, the Company received favorable rulings, thus solidifying the validity of our intellectual property. Although the Company has had past success, the results we may obtain from resorting to any such legal proceedings are never assured, and it is possible that an adverse decision may be delivered in any particular proceeding. As a result, we may not be able to retain the exclusive rights to utilize and practice such intellectual property rights, and one or more of our competitors could utilize and practice such intellectual property rights. This development may lessen our competitive advantage vis-à-vis one or more competitors, and lead to a reduction in sales volume in one or more product lines, a reduction in profit margin in such product lines, or both.

If we were to lose the services of one or more of our senior management team, we may not be able to execute our business strategy

Our future success depends in a large part upon the continued service of key members of our senior management team. The senior executives are critical to the development of our products and our strategic direction, and have a keen knowledge of business operations and processes. Their unique abilities, experience and expertise cannot be easily duplicated or replaced. As much as possible, senior executives strive to educate and develop other layers of staff and succession planning, but the loss of any of our senior management could seriously harm our business.

Certain of our competitors may have greater resources, or they may acquire greater resources.

Some of our competitors have substantially more resources than are available to us as a stand-alone company. For example, in the CSST market, two of our competitors are divisions of large corporations with revenues measured in the billions of dollars. These competitors may be able to devote substantially greater resources to the development, manufacture, distribution and sale of their products than would be available to us as a stand-alone company. One or more competitors may acquire several other competitors, or may be acquired by a larger entity, and through a combination of resources be able to devote additional resources to their businesses. These additional resources could be devoted to product development, reduced costs in an effort to obtain market share, greater flexibility in terms of profit margin as part of a larger business organization, increased investment in plant, machinery, distribution and sales concessions. As a stand-alone company, the resources that may be devoted by us to meet any potential developments by larger, well-financed competitors may be limited.

We may substantially increase our debt in the future, or be restricted from accessing funds.

We are currently not carrying any long-term debt, although the Company has a line of credit facility available for use as described in Note 5 of the financial statements. We may consider borrowing funds for purposes of working capital, capital purchases, research and development, potential acquisitions and business development. Presently, the cost of borrowing is relatively low, but if we do use credit facilities, interest costs associated with any such borrowings and the terms of the loan could potentially adversely affect our profitability. Additionally, the current line of credit has debt covenants associated with it which may restrict the level of borrowing the Company may take on. Lack of access to financing, or desirable terms or at all, could damage our business, competitive position, results of operations or financial condition.

Our business may be subject to varying demands based on market interest rates.

Our TracPipe® and CounterStrike® flexible gas piping products are used in the construction industry, both in residential, commercial and industrial segments, for the piping of fuel gas within a building. The demand for new or remodeled construction in the construction industry – and in particular the residential construction industry – is susceptible to fluctuations in interest rates charged by banks and other financial institutions as well as consumer demand. The purchasers of new or remodeled construction generally finance the construction or acquisition of the residential, commercial or industrial buildings, and any increase in the interest rates on such financing will raise the acquisition cost of the potential purchaser. While interest rates have been reasonably low over the recent past, they have increased slightly over the last year. If costs increase significantly, a higher amount of potential buyers may not be able to support the level of financing under a higher interest rate environment. Increased acquisition costs may lead to a decline in the demand for new or remodeled construction, and as a result may also lead to a reduced demand for our products used in construction industry.

Our business may be subject to cyclical demands.

The demand for our products may be subject to cyclical demands in the markets in which we operate. Our customers who use our products in industrial and commercial applications are generally manufacturing capital equipment for their customers. Similarly, our TracPipe® and CounterStrike® flexible gas piping products are used primarily in residential construction, both in single-family buildings, and in larger multi-unit buildings. Should there be any change in factors that affect the rate of new residential construction, our growth rate would likely be impacted. To the extent that interest rates increase, in conjunction with an economic cycle or as part of the general economic conditions in the United States or abroad, the demand for our products in such applications may decrease as well.

Our business may be subject to seasonal or weather related factors.

The demand for our products may be affected by factors relating to seasonal demand for the product, or a decline in demand due to inclement weather. Our TracPipe® and CounterStrike® flexible gas piping products are installed in new or remodeled buildings, including homes, apartment buildings, office buildings, warehouses, and other commercial or industrial buildings. Generally, the rate of new or remodeled buildings in the United States and in the other geographic markets in which we are present decline in the winter months due to the inability to dig foundations, problems at the job site relating to snow, or generally due to low temperatures and stormy weather. As the rate of construction activity declines during the winter, the demand for our corrugated stainless steel tubing may also decrease or remain static.

The concentration of ownership of our common stock may depress its market price.

Approximately 71% of the issued and outstanding common stock is owned or controlled by inside affiliated parties to the Company, with the largest being: The Estate of John E. Reed, Stewart B. Reed, Kevin R. Hoben and Mark F. Albino. Stewart B. Reed is the Chairman of the Board, and Mr. Hoben and Mr. Albino also serve on the Board of Directors, and are officers of the Company. This concentration of ownership may have the effect of reducing the volume of trading of the common stock on the Nasdaq, which could result in lower prices for the common stock because there is not a sufficient supply of shares to create a vibrant market for our shares on the Nasdaq.

The concentration of ownership of common stock could exert significant influence over matters requiring shareholder approval, including takeover attempts.

Because of their significant ownership of our common stock, our officer and directors and their respective affiliates may, as a practical matter, be able to exert influence over matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combinations. This concentration also could have the effect of delaying or preventing a change in control of the Company.

The impact of currency volatility.

The Company has operations in the United Kingdom, and does business transactions elsewhere in the world outside of the United States. While the magnitude of these transactions outside of the United States have thus far not been significant, and typically not in currencies of high volatility, it is possible that they could be material. In June of 2016, the United Kingdom made the decision to leave the European Union, an event commonly known as Brexit. As a result of Brexit, and the likely uncertainty that ensued, the British Pound tumbled. This in turn had a direct negative impact on the Company’s financial statements and results, as we experienced losses when settling transactions in other currencies, and experienced unfavorable results due to the translation of financial statements with a lower exchange rate. Going forward, it is possible that the British Pound, other currencies that we engage in, or even the US Dollar may weaken, and materially impact the financial position, operations and liquidity of the Company.

Cybersecurity.

In recent years, the topic of cybersecurity, or the lack thereof, has been an issue of high concern. The Company currently maintains a robust firewall and other safeguards to either prevent or detect against nefarious actors looking to breach or infiltrate our data, and has backup systems in place. The Company’s website is housed and maintained by a third party who maintain their own controls. The Company currently has a very low volume of sales coming through the internet, and processes very few credit card transactions. While it currently appears that the Company has a low level of risk related to cybercrime, the vulnerability still exists and could affect the Company negatively.

Item 1B – UNRESOLVED STAFF COMMENTS

None.

Item 2 – PROPERTIES

The Company utilizes two facilities in Exton, Pennsylvania, which is located about one hour west of Philadelphia. One facility which is owned by the Company, contains about 83,000 square feet of manufacturing and office space. The other facility which is located nearby provides another 30,000 square feet of space, mostly used for manufacturing. The Company previously had a rental agreement running through January 2018 for this facility, but in early 2017 consummated an agreement to purchase the land and structure for cash. The majority of the manufacturing of our flexible metal hose is performed at the Exton facilities. Also within the US, the Company leases a stocking and sales facility in Houston, Texas, and a corporate office located in Middletown, Connecticut. In the United Kingdom, the Company rents a facility in Banbury, England, which manufactures products and serves sales, warehousing and operational functions as well.

Item 3 - LEGAL PROCEEDINGS

In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims. Several years ago, the Company experienced an increase in the number of such lawsuits, investigations and claims, including some class-based claims, related to lightning subrogation (collectively, the “Claims”), which increased legal and product liability related expenses. The Company did not believe the Claims had legal merit, and therefore commenced a vigorous defense in response to the Claims. The pace of new Claims has trended lower during recent years, which the Company believes to be due to the Company’s success over the years in defending itself, and success in several cases that went to trial,. Although the pace of new Claims has decreased, expenses during 2016 have increased over previous years due to the Company’s heightened and vigorous defense of certain cases. It is possible that the increased level of spending may continue through future years. To reiterate, the Company does not believe that the Claims have legal merit, and is therefore vigorously defending against those Claims. In 2010, the Company took its first Claim to trial in Pennsylvania, and the jury returned a verdict that the Company was not negligent in designing and selling the TracPipe product, but also returned a verdict for plaintiff on strict liability. The Company appealed that portion of the verdict, and in December 2014, the Supreme Court of Pennsylvania ruled in favor of the Company, and returned the case to the trial court for further hearings. The Company is currently appealing the trial court’s decision not to grant a new trial in this matter in spite of the Supreme Court decision. As a result of this new appeal, the Company was required during the second quarter of 2016 to post approximately $1,600,000 as security to proceed with the current appeal, and that collateral security is included in Other Long Term Assets as of December 31, 2016. In 2013, the Company won two of the Claims at two separate trials, both of which were held in U.S. District Court; one in St. Louis, Missouri and the other in Bridgeport, Connecticut. In both cases, the jury unanimously found that the Company was not negligent in designing its TracPipe® product, and that the TracPipe® product was not defective or unreasonably dangerous. Finally, a putative class action case had been filed against the Company and other parties in U.S. District Court in the Western District of Missouri, titled George v. Powercet Corporation, et. al.; however, that case was dismissed by the court in December 2016.

The Company has in place commercial general liability insurance policies that cover the Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $1,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $1,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims is estimated to not exceed approximately $4,300,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered and outstanding settlements for existing claims. The liabilities recorded on the Company’s books at December 31, 2016 and 2015 were $273,000 and $249,000, respectively, and are included in Other Liabilities.

Finally, in February 2012, the Company was made aware of a fraud perpetrated by a third party broker involving insurance related premiums that the Company had prepaid for umbrella coverage. Upon discovery of the fraud, the Company replaced the aforementioned insurance coverage. The stolen assets were seized by a governmental agency investigating the case, and in the second quarter of 2016, the Company received restitution rom the United States Department of Justice in the amount of $282,000. Of the amount received, $213,000 relieved the value of the assets on the books and the remaining $69,000 was recorded as a reduction of operating expenses. At December 31, 2015, the value of the assets on the books amounted to $213,000 and were included in Other Long Term Assets. The Company also filed suit against a third party advisor arising from the transaction, alleging failure to exercise due diligence into the qualifications of the broker. In December 2016, the Company settled its suit with the advisor and its insurer for $132,500, and the case was dismissed, thus reducing insurance costs.

Item 4 – MINE SAFETY DISCLOSURES –

The Company does not have any disclosures applicable to mine safety.

PART II

Item 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

Our common stock is listed on the NASDAQ Global Market, under the symbol OFLX. The number of shareholders of record as of December 31, 2016, based on inquiries of the registrant’s transfer agent, was 398. For this purpose, shareholders whose shares are held by brokers on behalf of such shareholders (shares held in “street name”) are not separately counted or included in that total.

The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock as reported by the NASDAQ Global Market.

PRICE RANGE

	2016		2015
	high	low	high	low
First Quarter	$35.28	$28.10	$35.74	$25.15
Second Quarter	$39.00	$32.02	$38.24	$25.64
Third Quarter	$38.56	$34.05	$38.99	$27.69
Fourth Quarter	$58.45	$36.49	$43.07	$32.41

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

The following graph shows the changes on a cumulative basis in the total shareholder return on the Omega Flex common stock, and compares those changes in shareholder return with the total return on the S&P 500 Index and the total return on the S&P 500 Building Products Index. The graph begins with a base value of $100 on December 31, 2011, and shows the cumulative changes over the last five years, ending on December 31, 2016. The graph assumes $100 was invested on December 31, in each of the three alternatives, and that all dividends have been reinvested.

Company / Index	Base Period 12/31/11	Indexed Returns – Year Ending
	12/11	12/12	12/13	12/14	12/15	12/16
Omega Flex, Inc.	100.00	94.39	159.57	299.50	267.17	458.10
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
S&P Building Products	100.00	162.69	226.40	264.73	332.03	356.08

Dividends

On December 14, 2016, the Board of Directors “the Board” declared a special dividend of $0.85 per share to all shareholders of record as of December 26, 2016, which was paid to shareholders on January 6, 2017, in the total amount of $8,578,000.

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

The Board, in its sole discretion, has a general policy of reviewing the cash needs of the Company from time to time, and based on results of operations, financial condition and capital expenditure plans, as well as other factors that the Board may consider relevant, determining on a quarterly basis whether to declare a dividend.

Item 6 - SELECTED FINANCIAL DATA

Selected financial data for the Company for each of the last five years is shown in the following table, which is derived from and should be read in conjunction with the Consolidated Financial Statements included elsewhere in this report.

SUMMARY OF FINANCIAL POSITION - as of December 31,

	2016	2015	2014	2013	2012
	(dollars in thousands except per share data)
Total assets	$70,562	$66,274	$55,138	$40,074	$32,669
Working capital	$36,941	$33,139	$26,747	$17,633	$10,924
Shareholders’ equity	$46,061	$41,154	$33,969	$25,631	$19,742
Dividends declared per share	$0.85	$0.85	$0.49	$0.425	$1.00

SUMMARY OF OPERATIONS - for the years ended December 31,

	2016	2015	2014	2013	2012
	(dollars in thousands except per share data)
Net Sales	$94,051	$93,278	$85,219	$77,122	$64,016
Net Income attributable to Omega Flex, Inc.(1)	$14,377	$15,788	$13,462	$10,037	$6,876
Basic and Diluted Earnings per common share	$1.42	$1.56	$1.33	$0.99	$0.68

(1)	Total Net Income for these periods was $14,546, $15,961, $13,605, $10,092 and $6,819, respectively. The difference is the Net Income attributable to Noncontrolling Interest.

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

CHANGES IN FINANCIAL CONDITION

The Cash balance was $35,318,000 at December 31, 2016, compared to $30,152,000 at December 31, 2015, increasing $5,166,000 (17.1%) during the year. The majority of the increase came from general operations, as the Company had Net Income attributable to Omega Flex, Inc. of $14,377,000 during 2016. While no item was particularly significant with regards to creating the generation of cash, an increase in cash collections from accounts receivable and a decrease in inventory purchases were contributing factors. Notable cash reductions during the year included a dividend of $8,578,000 paid during the first quarter of 2016, and the posting of security to proceed with further hearings related to the Company’s 2010 Pennsylvania Claim, which is under appeal (See Note 11. Commitments and Contingencies of the Notes to the Consolidated Financial Statements).

Accounts Receivable was $15,005,000 at December 31, 2016, compared with $16,605,000 at December 31, 2015, thus decreasing $1,600,000 (9.6%). The change between the periods primarily relates to a decrease in sales over the last couple of months of 2016 compared to the same period in 2015, which impacts customer balances and the eventual collection of cash to be paid with terms.

Other Long Term Assets were $2,939,000 at December 31, 2016 compared to $1,305,000 at December 31, 2015, increasing $1,634,000 (125.2%) between periods. As disclosed in Note 11, Commitments and Contingencies, during the second quarter of 2016, a trial court required the Company to post approximately $1,600,000, as security to proceed with further hearings related to the Company’s 2010 Pennsylvania Claim, which is under appeal.

RESULTS OF OPERATIONS

Twelve-months ended December 31, 2016 vs. December 31, 2015

The Company reported comparative results from operations for the twelve-month period ended December 31, 2016 and 2015 as follows:

	Twelve-months ended December 31, (dollars in thousands)
	2016	2016	2015	2015
Net Sales	$94,051	100.0%	$93,278	100.0%
Gross Profit	$57,884	61.5%	$57,146	61.3%
Operating Profit	$21,897	23.3%	$23,503	25.2%

Net Sales. The Company’s sales for the full year of 2016 were $94,051,000, representing the largest sales output in the Company’s history. Sales for the year increased $773,000, or 0.8% over the $93,278,000 generated in 2015. The Company believes that some customers purchased ahead during the fourth quarter of 2015, which eroded sales from the first quarter of 2016, most notably January 2016. The Company was however able to make up that shortfall during the remaining months of the year through diversification and by expanding its relationships with other customers.

Gross Profit. The Company’s gross profit margins have increased between the two periods, being 61.5% and 61.3% for the twelve-months ended December 31, 2016 and 2015, respectively.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $15,694,000 and $15,252,000 for 2016 and 2015, respectively, representing an increase of $442,000 or 2.9%, primarily attributable to a rise in commissions and staffing. For the same periods, selling expense as a percentage of Net Sales was 16.7% and 16.4%, respectively.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services. General and administrative expenses were $17,108,000 and $15,707,000 for the twelve-months ended December 31, 2016 and 2015, respectively, increasing $1,401,000 (8.9%) between periods. The majority of the change for the year pertained to legal and insurance related expenses primarily associated with product liability claims and umbrella coverage, as the Company waged a heightened and vigorous defense on a couple of claims which have since been resolved or dismissed by the courts. As a percentage of sales, general and administrative expenses increased to 18.2% for the twelve-months ended December 31, 2016 from 16.8% for the twelve-months ended December 31, 2015.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes. Engineering expenses increased $501,000 or 18.7% between periods, as they were $3,185,000 and $2,684,000 for the twelve-months ended December 31, 2016 and 2015, respectively. The change was primarily related to an increase in staffing for various project initiatives. As a percentage of sales for the year, Engineering expenses were 3.4% in 2016 and 2.9% in 2015.

Operating Profit. Reflecting all of the factors mentioned above, Operating Profits were down $1,606,000 or 6.8%, ending with a profit of $21,897,000 in 2016, compared to $23,503,000 in 2015.

Interest Income. Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. There was $98,000 of interest income recorded during 2016 and $73,000 in 2015.

Other Expense. Other Expense primarily consists of foreign currency exchange gains (losses) on transactions with our United Kingdom subsidiaries. During June of 2016, the British Pound weakened, largely as a result of the UK’s vote to exit the European Union, also known as “Brexit”, and showed continued weakness through the remainder of the year. As a result, the Company recognized currency related losses of $474,000 during 2016. In 2015, the Company recognized Other Expense of only $12,000.

Income Tax Expense. Income Tax Expense was $6,975,000 for twelve months of 2016, compared to $7,603,000 for the same period in 2015, decreasing by $628,000 (8.3%), largely in correlation with the change in income before taxes. The Company’s effective tax rate in 2016 approximates the 2015 rate and does not differ materially from expected statutory rates.

Twelve-months ended December 31, 2015 vs. December 31, 2014

The Company reported comparative results from operations for the twelve-month period ended December 31, 2015 and 2014 as follows:

	Twelve-months ended December 31, (dollars in thousands)
	2015	2015	2014	2014
Net Sales	$93,278	100.0%	$85,219	100.0%
Gross Profit	$57,146	61.3%	$50,026	58.7%
Operating Profit	$23,503	25.2%	$20,645	24.2%

Net Sales. The Company’s sales for the full year of 2015 were $93,278,000, ending $8,059,000 (9.5%) above 2014 sales of $85,219,000. The increase in Net Sales between periods was the mostly the result of an increase in unit volume. Net Sales during 2015 were also aided by a small increase in selling prices implemented in late 2014 to combat an anticipated rise in raw material costs from the Company’s vendors. Conversely, the Company experienced a deflation in Net Sales due to an increase in sales deductions, largely related to promotional incentives, as customers were able to achieve higher growth tiers.

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

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $15,252,000 and $14,109,000 for the twelve-months ended December 31, 2015 and 2014, respectively, representing an increase of $1,143,000. Although no particular item was the main contributor or represented a significant increase on its own, there were a few components that were higher than others and make up the majority of the difference. Commissions and freight increased compared to last year, largely in relation with the increase in sales. Advertising costs increased due to various campaigns, and the annual sales meeting was more expensive largely due to the increased size of the event associated with Company’s 40th anniversary. Selling expense as a percentage of Net Sales was mostly in-line with the prior year, being 16.4% for 2015, and 16.6% in 2014.

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

Interest Income. Interest income is earned on cash investments, and interest expense is incurred at times when the Company has debt amounts outstanding on its line of credit. There was $73,000 and $36,000 of interest income recorded during 2015 and 2014.

Other Expense. Other Expense primarily consists of foreign currency exchange gains (losses) on transactions with our United Kingdom subsidiaries. For the year, there was expense of $12,000 in 2015, and $82,000 in 2014, both largely the result of a weakened British Pound.

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

FUTURE IMPACT OF KNOWN TRENDS OR UNCERTAINTIES

The Company’s operations are sensitive to a number of market and extrinsic factors, any one of which could materially adversely affect the Company’s business, competitive position, results of operations or financial condition in any given year. See Item 1A, Risk Factors, for a detailed description.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

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

Our critical accounting policies and significant estimates and assumptions are described in more detail as follows:

Revenue Recognition

The Company’s revenue recognition activities relate almost entirely to the manufacture and sale of flexible metal hose and pipe. Under GAAP, revenues are considered to have been earned when the Company has substantially accomplished what it must do to be entitled to the benefits represented by the revenues. The following criteria represent preconditions to the recognition of revenue:

●	Persuasive evidence of an arrangement for the sale of product or services must exist.

●	Delivery has occurred or services rendered.

●	The sales price to the customer is fixed or determinable.

●	Collection is reasonably assured.

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

Goodwill

In accordance with Financial Accounting Standards Board (FASB) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2016 and also at December 31, 2015. These analyses did not indicate any impairment of goodwill at the end of either period.

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

Also, in accordance with FASB ASC Topic 740, the Company had a reserve for uncertainties in tax positions of $0 at December 31, 2016, and $110,000 at December 31, 2015. These reserves are reviewed each quarter.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company’s primary cash needs have been related to working capital items, which the Company has largely funded through cash generated from operations.

With regards to liquidity and capital resources, the Company had a cash balance of $35,318,000 at December 31, 2016, and also has the full use of a $15,000,000 line of credit available with Santander Bank, as discussed in detail in Note 5. At December 31, 2015, the Company had cash of $30,152,000.

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For 2016, the Company’s cash provided from operating activities was $14,758,000, compared to $13,250,000 of cash provided during 2015, thus increasing by $1,508,000 between periods. With regards to creating the generation of cash, it was recognized that the timing of accounts receivable cash collections was accelerated, and there was also a decrease in inventory purchases. These items were partially offset by the posting of security to proceed with further hearings related to the Company’s 2010 Pennsylvania Claim, which is under appeal (See Note 11, Commitments and Contingencies of the Notes to the Consolidated Financial Statements), and there was an increase in disbursements of Sales Incentives as more customers were able to achieve growth tiers in 2015, enabling greater payouts in 2016.

As a general trend, the Company tends to deplete cash early in the year, as significant payments are typically made for accrued promotional incentives, incentive compensation, and taxes. Cash has then historically shown a tendency to be restored and accumulated during the latter portion of the year.

Investing Activities

Cash used in investing activities during 2016 and 2015 was $233,000 and $620,000, respectively, thus increasing cash by $387,000. This was all related to capital expenditures for both periods. Capital expenditures during 2016 mainly related to information technology and machinery. During 2015, the Company proceeded with extensive renovations at its Exton, Pennsylvania facilities including additional machinery and leasehold improvements, which required a greater outlay of cash.

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

Regarding known material commitments for capital expenditures, the Company purchased a 30,000 square foot facility in Exton, Pennsylvania for cash during the first quarter of 2017, which required a cash outlay of approximately $2,500,000. This facility was previously under lease through January 2018.

Financing Activities

Omega Flex, Inc. declared a dividend during December of 2015 of $8,578,000, which was subsequently paid in January of 2016. Also, the Company declared a dividend in December of 2014 of $4,945,000, which was subsequently paid in January of 2015. The variance between years was therefore $3,633,000. One of the Company’s subsidiaries paid a dividend of $145,000 during 2014, which is reflected as a cash deduction during that year. Each of these dividends are outlined in Note 6 of the Consolidated Financial Statements. The Company had no borrowings or payments on its line of credit during 2016 or 2015.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. The updated standard becomes effective for the Company in the first quarter of fiscal year 2018. Early adoption is permitted beginning in the first quarter of the Company’s 2017 fiscal year. The Company has reviewed the respective guidance and currently does not anticipate that the updated standard will have a significant impact on the way the Company currently records revenue, if any, or on the consolidated financial statements as a whole.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330). Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. The Company has evaluated the provisions of this statement, and concluded that the adoption of ASU 2015-11 will not have a material impact on the Company’s financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this ASU, lessees are required to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases. By definition, a short-term lease is one in which: (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect an accounting policy by class of underlying asset under which right-of-use assets and lease liabilities are not recognized and lease payments are generally recognized as expense over the lease term on a straight-line basis. This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under the legacy lease accounting guidance. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating the provisions of this statement, including which period to adopt, and has not determined what impact the adoption of ASU 2016-02 will have on the Company’s financial position or results of operations.

Off-Balance Sheet Obligations or Arrangements

None.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligation and Commercial Commitments

The Company’s primary contractual obligations as of December 31, 2016 are summarized in the following table and are more fully explained in Notes to the Consolidated Financial Statements.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1-year	1 -3 years	4 -5 years	After 5 year
Operating Lease Obligations	$1,763	$446	$802	$456	$59
Purchase Obligations	19,720	19,720	0	0	0
Other Long-Term Liabilities	108	12	24	24	48
Total Contractual Cash Obligations	$21,591	$20,178	$826	$480	$107

The Company is obligated to make payments related to a deferred compensation plan, as detailed in Note 11, Commitments and Contingencies. The timing of all of these payments are currently not known as it is contingent upon the retirement of the applicable employee(s), and therefore are not included in the above table. The total amount of the deferred compensation which is not expressed in the above table is $540,000, which would be paid over a period of 15 years. Additionally, as explained in Note 12, Stock Based Compensation Plans, the Company is obligated to make payments to plan participants. Due to the uncertain nature of the payments, due to numerous variables, including the potential change in stock price, and employment status of participants and any applicable forfeitures, the amounts are not disclosed in the above table. The liability associated with this Plan as of December 31, 2016 was $1,624,000, of which $506,000 is anticipated to be paid within the next year, and the remainder thereafter.

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

Omega Flex, Inc

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Omega Flex, Inc.

We have audited the accompanying consolidated balance sheets of Omega Flex, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omega Flex, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Omega Flex, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2017 expressed an unqualified opinion on the effectiveness of Omega Flex, Inc.’s internal control over financial reporting.

/s/ RSM US LLP
Blue Bell, Pennsylvania
March 13, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Omega Flex, Inc.

We have audited Omega Flex, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Omega Flex Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Omega Flex, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of Omega Flex, Inc. and our report dated March 13, 2017 expressed an unqualified opinion.

/s/ RSM US LLP
Blue Bell, Pennsylvania
March 13, 2017

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

(Dollars in Thousands, except Common Stock par value)

	2016	2015

ASSETS
Current Assets:
Cash and Cash Equivalents	$35,318	$30,152
Accounts Receivable - less allowances of $926 and $882, respectively	15,005	16,605
Inventories-Net	7,372	8,287
Other Current Assets	1,981	1,647

Total Current Assets	59,676	56,691

Property and Equipment - Net	4,402	4,638
Goodwill-Net	3,526	3,526
Deferred Taxes	19	114
Other Long Term Assets	2,939	1,305

Total Assets	$70,562	$66,274

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,311	$2,489
Accrued Compensation	4,319	4,669
Accrued Commissions and Sales Incentives	3,700	4,333
Dividends Payable	8,578	8,578
Taxes Payable	487	433
Other Liabilities	3,340	3,050

Total Current Liabilities	22,735	23,552

Deferred Taxes	145	368
Other Long Term Liabilities	1,621	1,200

Total Liabilities	24,501	25,120

Commitments and Contingencies (Note 11)

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 Shares: authorized 20,000,000, issued 10,153,633 and outstanding 10,091,822 at both December 31, 2016 and 2015	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	10,808	10,808
Retained Earnings	36,455	30,656
Accumulated Other Comprehensive Loss	(1,685)	(683)
Total Omega Flex, Inc. Shareholders’ Equity	45,679	40,882
Noncontrolling Interest	382	272

Total Shareholders’ Equity	46,061	41,154

Total Liabilities and Shareholders’ Equity	$70,562	$66,274

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,

(Amounts in thousands, except earnings per common shares)

	2016	2015	2014

Net Sales	$94,051	$93,278	$85,219

Cost of Goods Sold	36,167	36,132	35,193

Gross Profit	57,884	57,146	50,026

Selling Expense	15,694	15,252	14,109
General and Administrative Expense	17,108	15,707	12,351
Engineering Expense	3,185	2,684	2,921

Operating Profit	21,897	23,503	20,645

Interest Income	98	73	36
Other Expense	(474)	(12)	(82)

Income Before Income Taxes	21,521	23,564	20,599

Income Tax Provision	6,975	7,603	6,994

Net Income	14,546	15,961	13,605

Less: Net Income – Noncontrolling Interest	(169)	(173)	(143)

Net Income attributable to Omega Flex, Inc.	$14,377	$15,788	$13,462

Basic and Diluted Earnings per Common Share	$1.42	$1.56	$1.33

Basic and Diluted Weighted Average Shares Outstanding	10,092	10,092	10,092

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31,

(Dollars in Thousands)

	2016	2015	2014

Net Income	$14,546	$15,961	$13,605

Other Comprehensive Income, Net of Tax:
Foreign Currency Translation Adjustment, Net of Tax	(1,061)	(198)	(177)
Other Comprehensive Income, Net of Tax	(1,061)	(198)	(177)

Comprehensive Income	13,485	15,763	13,428

Less: Comprehensive Income Attributable to the Noncontrolling Interest	(110)	(161)	(134)

Total Other Comprehensive Income	$13,375	$15,602	$13,294

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2016, 2015 and 2014

(Dollars in Thousands)

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
Balance - December 31, 2013	10,091,822	$102	$(1)	$10,808	$14,929	$(329)	$122	$25,631

Net Income					13,462		143	13,605
Cumulative Translation Adjustment						(168)	(9)	(177)

Dividends Declared					(4,945)			(4,945)
Dividends Paid							(145)	(145)

Balance - December 31, 2014	10,091,822	$102	$(1)	$10,808	$23,446	$(497)	$111	$33,969

Net Income					15,788		173	15,961
Cumulative Translation Adjustment						(186)	(12)	(198)

Dividends Declared					(8,578)			(8,578)

Balance - December 31, 2015	10,091,822	$102	$(1)	$10,808	$30,656	$(683)	$272	$41,154

Net Income					14,377		169	14,546
Cumulative Translation Adjustment						(1,002)	(59)	(1,061)

Dividends Declared					(8,578)			(8,578)

Balance - December 31, 2016	10,091,822	$102	$(1)	$10,808	$36,455	$(1,685)	$382	$46,061

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

(Dollars in Thousands)

	2016	2015	2014

Cash Flows from Operating Activities:
Net Income	$14,546	$15,961	$13,605
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Non-Cash Compensation Expense	996	177	634
Depreciation and Amortization	459	460	486
Provision for Losses on Accounts
Receivable, net of write-offs and recoveries	45	169	(16)
Deferred Taxes	(139)	(638)	140
Provision for Inventory Reserves	130	58	(173)
Changes in Assets and Liabilities:
Accounts Receivable	1,217	(3,167)	(861)
Inventories	585	(1,036)	(525)
Other Assets	(1,987)	(119)	183
Accounts Payable	(108)	158	585
Accrued Compensation	(272)	502	1,070
Accrued Commissions and Sales Incentives	(614)	1,590	(1,183)
Other Liabilities	(100)	(865)	895
Net Cash Provided by Operating Activities	14,758	13,250	14,840

Cash Flows from Investing Activities:
Capital Expenditures	(233)	(620)	(215)

Net Cash Used In Investing Activities	(233)	(620)	(215)

Cash Flows from Financing Activities:
Dividends Paid	(8,578)	(4,945)	(145)

Net Cash Used In Financing Activities	(8,578)	(4,945)	(145)

Net Increase in Cash and Cash Equivalents	5,947	7,685	14,480

Translation effect on cash	(781)	(118)	(152)
Cash and Cash Equivalents - Beginning of Year	30,152	22,585	8,257

Cash and Cash Equivalents - End of Year	$35,318	$30,152	$22,585

Supplemental Disclosure of Cash Flow Information
Cash paid for Income Taxes	$7,060	$8,442	$5,743

Cash paid for Interest	$-	$-	$-

Declared Dividend	$8,578	$8,578	$4,945

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND CONSOLIDATION

Description of Business

The accompanying consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). The Company’s audited consolidated financial statements for the year ended December 31, 2016, 2015 and 2014 have been prepared in accordance with accounting standards set by the Financial Accounting Standards Board (FASB), and with the instructions of Form 10-K and Article 8 of Regulation S-X. All material inter-company accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

The Company’s revenue recognition activities relate almost entirely to the manufacture and sale of flexible metal hose and pipe. Under GAAP, revenues are considered to have been earned when the Company has substantially accomplished what it must do to be entitled to the benefits represented by the revenues. The following criteria represent preconditions to the recognition of revenue:

●	Persuasive evidence of an arrangement for the sale of product or services must exist.

●	Delivery has occurred or services rendered.

●	The sales price to the customer is fixed or determinable.

●	Collection is reasonably assured.

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

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on any known collection issues, historical experience, and other currently available evidence. The reserve for future credits, discounts, and doubtful accounts was $926,000 and $882,000 as of December 31, 2016 and 2015, respectively. In regards to identifying uncollectible accounts, the Company reviews an aging report on a consistent basis to determine past due accounts, and utilizes a well-established credit rating agency. The Company charges off those accounts that are deemed uncollectible once all collection efforts have been exhausted.

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

Goodwill

In accordance with Financial Accounting Standards Board (FASB) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2016 and also at December 31, 2015. These analyses did not indicate any impairment of goodwill at the end of either period.

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

Advertising Expense

Advertising costs are charged to operations as incurred and are included in selling expenses in the accompanying consolidated Statement of Operations. Such charges aggregated $1,047,000, $1,062,000 and $848,000, for the years ended December 31, 2016, 2015, and 2014, respectively.

Research and Development Expense

Research and development expenses are charged to operations as incurred. Such charges totaled $788,000, $876,000, and $904,000, for the years ended December 31, 2016, 2015 and 2014, respectively and are included in engineering expense in the accompanying consolidated statements of operations.

Shipping Costs

Shipping costs are included in selling expense on the consolidated statements of operations. The expense relating to shipping was $2,339,000, $2,429,000 and $2,280,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The FASB ASU 2015-17 eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments of ASU 2015-17 apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted and the Company adopted this ASU prospectively in calendar year ended December 31, 2015. As a result, the Company has presented all deferred tax assets and liabilities as noncurrent on its consolidated balance sheet for the periods ended December 31, 2016 and 2015. There was no impact on operations as a result of adoption of FASB ASU 2015-17.

Other Comprehensive Income

For the years ended December 31, 2016, 2015 and 2014, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentrations

One customer accounted for approximately 13% of sales in 2016, 16% of sales in 2015 and 15% in 2014. That same customer accounted for 20% and 25% of Accounts Receivable at December 31, 2016 and 2015, respectively. No other customer represented more that 10% of Accounts Receivable or Sales. Geographically, North America accounted for approximately 88% of the Company’s sales during 2016, 2015 and 2014. The remaining portion of sales for each respective year was scattered among other countries, with the United Kingdom being the Company’s most dominant market outside North America.

Subsequent Events

The Company evaluates all events or transactions through the date of the related filing that may have a material impact on its consolidated financial statements. Refer to Note 14 of the consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. The updated standard becomes effective for the Company in the first quarter of fiscal year 2018. Early adoption is permitted beginning in the first quarter of the Company’s 2017 fiscal year. The Company has reviewed the respective guidance and currently does not anticipate that the updated standard will have a significant impact on the way the Company currently records revenue, if any, or on the consolidated financial statements as a whole.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330). Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. The Company has evaluated the provisions of this statement, and concluded that the adoption of ASU 2015-11 will not have a material impact on the Company’s financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this ASU, lessees are required to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases. By definition, a short-term lease is one in which: (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect an accounting policy by class of underlying asset under which right-of-use assets and lease liabilities are not recognized and lease payments are generally recognized as expense over the lease term on a straight-line basis. This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under the legacy lease accounting guidance. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating the provisions of this statement, including which period to adopt, and has not determined what impact the adoption of ASU 2016-02 will have on the Company’s financial position or results of operations.

3. INVENTORIES

Inventories, net of reserves of $1,062,000 and $969,000, respectively, consisted of the following at December 31:

	2016	2015
	(in thousands)

Finished Goods	$5,254	$6,082
Raw Materials	2,118	2,205

Total Inventory - Net	$7,372	$8,287

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2016	2015	Depreciation and Amortization Est. Useful Lives
	(in thousands)

Land	$538	$538
Buildings	4,407	4,407	39 Years
Leasehold Improvements	399	426	3-10 Years (Lesser of Life or Lease)
Equipment	9,629	9,543	3-10 Years
	14,973	14,914
Accumulated Depreciation	(10,571)	(10,276)
Property and Equipment - Net	$4,402	$4,638

The above amounts include approximately $34,000 of capital related items at December 31, 2016 and $93,000 at December 31, 2015 that had not yet been placed in service by the Company, and therefore no depreciation was recorded in the related periods for those assets. Depreciation and amortization expense was approximately $459,000, $460,000 and $486,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

5. LINE OF CREDIT

On December 29, 2014, the Company entered into to an Amended and Restated Committed Revolving Line of Credit Note (“the Line”) and a Second Amendment to the Loan Agreement with Santander Bank, N.A. (“Santander”), originally established in 2010. The Line allows for a maximum amount of borrowing of $15,000,000, for a five year term maturing on December 31, 2019, with funds available for working capital purposes and to fund dividends. The Line is unsecured. The Line provides for the payment of any borrowings at an interest rate of either LIBOR plus 1.00% to plus 1.35% (for borrowings with a fixed term of 30, 60, or 90 days), or Prime from 0.00% to plus 0.10%, depending upon the Company’s then existing financial ratios. At December 31, 2016, the Company’s financial ratios would allow for the most favorable rate under the agreement’s range, which would be a rate of 2.00%. Under the terms of the agreement, the Company is required to pay on a quarterly basis an unused facility fee equal to 10 basis points of the average unused balance of the total Line commitment.

As of December 31, 2016 and 2015, the Company had no outstanding borrowings on its line of credit, and was in compliance with all debt covenants.

6. SHAREHOLDERS’ EQUITY

For the periods ending December 31, 2016 and 2015, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share. At both dates, the number of shares issued was 10,153,633, and the total number of outstanding shares was 10,091,822, with the 61,811 variance representing shares held in Treasury.

On December 14, 2016, the Board declared a special dividend of $0.85 per share to all Shareholders of record as of December 26, 2016, and payable on or before January 6, 2017. The total payment to shareholders made in January 2017 was $8,578,000.

On December 10, 2015, the Board declared a special dividend of $0.85 per share to all Shareholders of record as of December 21, 2015, and payable on or before January 6, 2016. The total payment made in January 2016 was $8,578,000.

On December 10, 2014, the Board declared a special dividend of $0.49 per share to all Shareholders of record as of December 22, 2014, which was paid on January 5, 2015, in the total amount of $4,945,000. Additionally, there was a dividend that was paid during 2014 by the Company’s UK subsidiary, which resulted in an outlay of cash of $145,000 to the subsidiary’s noncontrolling interest.

On April 4, 2014, the Company’s Board of Directors authorized an extension of its stock repurchase program without expiration, up to a maximum amount of $1,000,000. The original program established in December of 2007 authorized the purchase of up to $5,000,000 of its common stock. The purchases may be made from time-to-time in the open market or in privately negotiated transactions, depending on market and business conditions. The Board retained the right to cancel, extend, or expand the share buyback program, at any time and from time-to-time. Since inception, the Company has purchased a total of 61,811 shares for approximately $932,000, or approximately $15 per share. The Company did not make any stock repurchases during the year ended December 31, 2016, 2015 or 2014.

7. NONCONTROLLING INTERESTS

The Company owns 100% of all subsidiaries, except for a small portion of one, which is owned by a Noncontrolling Interest. At December 31, 2014, total Shareholders’ Equity was $33,969,000, and the Noncontrolling Interest was $111,000. During 2014, the subsidiary made a distribution of $145,000 to the Noncontrolling Interest. For the twelve month period ended December 31, 2015, the Noncontrolling Interest’s portion of Net Income was approximately $173,000, and their portion of Other Comprehensive Income was a loss of $12,000. At December 31, 2015, total Shareholders’ Equity was $41,154,000, of which the Noncontrolling Interest held a value of $272,000. For the year ended December 31, 2016, the Noncontrolling Interest’s portion of Net Income was approximately $169,000, and their portion of Other Comprehensive Income was a loss of $59,000. At December 31, 2016, total Shareholders’ Equity was $46,061,000, of which the Noncontrolling Interest held a value of $382,000.

During the second quarter of 2016, the Company loaned the Noncontrolling Interest £100,000 British Pounds. The loan is non-interest bearing and repayment terms include application of any subsequent cash dividends and distributions in kind to the loan balance. At December 31, 2016, the loan is included in Other Long Term Assets.

8. INCOME TAXES

Income tax expense consisted of the following:

	December 31,
	2016	2015	2014
	(in thousands)
Federal Income Tax:
Current	$5,788	$6,155	$5,674
Deferred	(311)	31	(9)

State Income Tax:
Current	652	601	550
Deferred	(23)	2	4

Foreign Income Tax:
Current	791	797	625
Deferred	78	17	150
Income Tax Expense	$6,975	$7,603	$6,994

Pre-tax income included foreign income of $3,944,000, $4,117,000 and $3,474,000 in 2016, 2015 and 2014, respectively. During 2014, the Company paid a dividend out of its U.K. subsidiary, resulting in incremental U.S. taxes of $296,000. As of December 31, 2016, the Company has $7,306,000 of unremitted earnings at its foreign subsidiaries. The Company has not provided deferred taxes on these amounts, as the Company considers these balances to be indefinitely invested in the operations of the foreign subsidiary. The incremental U.S. tax that would be paid if these earnings were remitted is $1,198,000.

Total income tax expense differed from statutory income tax expense, computed by applying the U.S. federal income tax rate of 35% to earnings before income tax, as follows:

	December 31,
	2016	2015	2014
	(in thousands)
Computed Statutory Income Tax Expense	$7,475	$8,193	$7,159
State Income Tax, Net of Federal Tax Benefit	386	360	318
Foreign Tax Rate Differential	(592)	(607)	(469)
Manufacturing Deduction	(385)	(423)	(381)
Impact of Foreign Dividend	—	—	296
Increase/(Reduction) in Tax Uncertainties	(70)	3	3
Valuation Allowance for Foreign Loss Carryover	70	—	—
Other - Net	91	77	68
Income Tax Expense	$6,975	$7,603	$6,994

A deferred income tax (expense) benefit results from temporary timing differences in the recognition of income and expense for income tax and financial reporting purposes. The components of and changes in the net deferred tax assets (liabilities) which give rise to this deferred income tax (expense) benefit for the years ended December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
	(in thousands)
Deferred Tax Assets:
Compensation Assets	$151	$133
Inventory Valuation	482	490
Accounts Receivable Valuation	344	325
Deferred Litigation Costs	37	44
Foreign Net Operating Losses	70	87
Valuation Allowance for Loss Carryover	(70)	—
Other	265	207
Compensation Liabilities	796	522
Total Deferred Assets	$2,075	$1,808

Deferred Tax Liabilities:
Prepaid Expenses	(655)	(527)
Depreciation and Amortization	(1,546)	(1,535)
Total Deferred Liabilities	$(2,201)	$(2,062)

Total Deferred Tax Liability	$(126)	($254)

Management believes it is more likely than not that the Company will have sufficient taxable income when these timing differences reverse and that the deferred tax assets will be realized with the exception of a carryover of foreign operating losses. Due to the uncertainty of future income in the foreign subsidiary, the Company has recognized a valuation allowance related to the foreign operating losses carrying forward.

The Company is currently subject to audit by the Internal Revenue Service for the calendar years ended 2013 through 2015. The Company and its Subsidiaries’ state income tax returns are subject to audit for the calendar years ended 2012 through 2015.

As of December 31, 2015, the Company had provided a liability of $110,000 for unrecognized tax benefits related to various federal and state income tax matters, which was included in Other Long Term Liabilities. Of this amount, the amount that would impact the Company’s effective tax rate, if recognized, was $70,000. The entire liability balance in the account at December 31, 2015 was written off during 2016 as a result of expired statutes. The liability for unrecognized tax benefits at December 31, 2016 is zero. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by the federal tax benefits of state income tax items of zero and $40,000 for 2016 and 2015, respectively.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year:

	December 31,
	2016	2015

Beginning Unrecognized Tax Benefits –	$110	$105
Current Year – Increases	—	—
Current Year – Decreases	—	—
Current Year – Interest/Penalties	4	5
Expired Statutes	(114)	—
Ending Unrecognized Tax Benefits –	$—	$110

9. LEASES

In the United States, the Company owns its main operating facility located at 451 Creamery Way in Exton, PA, and in early 2017 consummated an agreement to purchase another facility at 427 Creamery Way in Exton, which was previously under lease through January 2018. Both facilities provide manufacturing, warehousing and distribution space. During 2014, the Company obtained a new five year lease on a warehousing and distribution center in Houston, Texas. Additionally, the Company leases its corporate office space in Middletown, CT.

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

Rent expense for operating leases was approximately $486,000, $504,000 and $475,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

Future minimum lease payments under non-cancelable leases as of December 31, 2016 is as follows:

Year Ending December 31,	Operating Leases
(in thousands)

2017	$446
2018	423
2019	379
2020	294
2021	162
Thereafter	59

Total Minimum Lease Payments	$1,763

10. EMPLOYEE BENEFIT PLANS

Defined Contribution and 401(K) Plans

The Company maintains a qualified non-contributory profit-sharing plan (the “Plan”) covering all eligible employees. There were $323,000, $307,000 and $286,000 of contributions accrued for the Plan in 2016, 2015 and 2014 respectively, which were charged to expense in those respective years.

Contributions to the Plan are defined as three percent (3%) of gross wages up to the current Old Age, Survivors, and Disability (OASDI) limit and six percent (6%) of the excess over the OASDI limit, subject to the maximum allowed under the Employee Retirement Income Security Act (ERISA). Participants vest over six years.

The Company also maintains a savings and retirement plan qualified under Internal Revenue Code Section 401(k) for all employees. Employees are eligible to participate in the Plan the first day of the month following date of hire. Participants may elect to have up to fifty percent (50%) of their compensation withheld, up to the maximum allowed by the Internal Revenue Code. Effective January 1, 2016, after completing one year of service, the Company contributed an additional amount equal to 50% of all employee contributions, up to a maximum of 6% of an employee’s gross wages. Prior to 2016, the Company contributed an additional amount equal to 25% of all employee contributions, up to a maximum of 6% of an employee’s gross wages. Contributions are funded on a current basis. Contributions to the Plan charged to expense for the years ended December 31, 2016, 2015 and 2014 were $196,000, $93,000 and $90,000, respectively. The participant’s Company contribution vests ratably over six years.

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

The Company has salary continuation agreements with one current employee, and one former employee who retired at the end of 2010. These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65. The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments associated with these agreements is $515,000 at December 31, 2016, of which $503,000 is included in Other Long Term Liabilities, and the remaining current portion of $12,000 is included in Other Liabilities, associated with the retired employee previously noted who is now receiving benefit payments. The December 31, 2015 liability of $508,000, had $496,000 reported in Other Long Term Liabilities, and a current portion of $12,000 in Other Liabilities.

The Company has obtained and is the beneficiary of three whole life insurance policies with respect to the two employees discussed above, and one other employee policy. The cash surrender value of such policies (included in Other Long Term Assets) amounts to $1,169,000 at December 31, 2016 and $1,091,000 at December 31, 2015.

As disclosed in detail in Note 9, under the caption “Leases”, the Company has several lease obligations in place that will be paid out over time.

Contingencies:

In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims. Several years ago, the Company experienced an increase in the number of such lawsuits, investigations and claims, including some class-based claims, related to lightning subrogation (collectively, the “Claims”), which increased legal and product liability related expenses. The Company did not believe the Claims had legal merit, and therefore commenced a vigorous defense in response to the Claims. The pace of new Claims has trended lower during recent years, which the Company believes to be due to the Company’s success over the years in defending itself, and success in several cases that went to trial,. Although the pace of new Claims has decreased, expenses during 2016 have increased over previous years due to the Company’s heightened and vigorous defense of certain cases. It is possible that the increased level of spending may continue through future years. To reiterate, the Company does not believe that the Claims have legal merit, and is therefore vigorously defending against those Claims. In 2010, the Company took its first Claim to trial in Pennsylvania, and the jury returned a verdict that the Company was not negligent in designing and selling the TracPipe product, but also returned a verdict for plaintiff on strict liability. The Company appealed that portion of the verdict, and in December 2014, the Supreme Court of Pennsylvania ruled in favor of the Company, and returned the case to the trial court for further hearings. The Company is currently appealing the trial court’s decision not to grant a new trial in this matter in spite of the Supreme Court decision. As a result of this new appeal, the Company was required during the second quarter of 2016 to post approximately $1,600,000 as security to proceed with the current appeal, and that collateral security is included in Other Long Term Assets as of December 31, 2016. In 2013, the Company won two of the Claims at two separate trials, both of which were held in U.S. District Court; one in St. Louis, Missouri and the other in Bridgeport, Connecticut. In both cases, the jury unanimously found that the Company was not negligent in designing its TracPipe® product, and that the TracPipe® product was not defective or unreasonably dangerous. Finally, a putative class action case had been filed against the Company and other parties in U.S. District Court in the Western District of Missouri, titled George v. Powercet Corporation, et. al.; however, that case was dismissed by the court in December 2016.

The Company has in place commercial general liability insurance policies that cover the Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $1,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $1,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims is estimated to not exceed approximately $4,300,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered and outstanding settlements for existing claims. The liabilities recorded on the Company’s books at December 31, 2016 and 2015 were $273,000 and $249,000, respectively, and are included in Other Liabilities.

Finally, in February 2012, the Company was made aware of a fraud perpetrated by a third party broker involving insurance related premiums that the Company had prepaid for umbrella coverage. Upon discovery of the fraud, the Company replaced the aforementioned insurance coverage. The stolen assets were seized by a governmental agency investigating the case, and in the second quarter of 2016, the Company received restitution rom the United States Department of Justice in the amount of $282,000. Of the amount received, $213,000 relieved the value of the assets on the books and the remaining $69,000 was recorded as a reduction of operating expenses. At December 31, 2015, the value of the assets on the books amounted to $213,000 and were included in Other Long Term Assets. The Company also filed suit against a third party advisor arising from the transaction, alleging failure to exercise due diligence into the qualifications of the broker. In December 2016, the Company settled its suit with the advisor and its insurer for $132,500, and the case was dismissed, thus reducing insurance costs.

12. STOCK – BASED COMPENSATION PLANS

Phantom Stock Plan

Plan Description. On April 1, 2006, the Company adopted the Omega Flex, Inc. 2006 Phantom Stock Plan (the “Plan”). The Plan authorizes the grant of up to 1 million units of phantom stock to employees, officers or directors of the Company and of any of its subsidiaries. The phantom stock units (“Units”) each represent a contractual right to payment of compensation in the future based on the market value of the Company’s common stock. The Units are not shares of the Company’s common stock, and a recipient of the Units does not receive any of the following:

●	ownership interest in the Company

●	shareholder voting rights

●	other incidents of ownership to the Company’s common stock

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

Grants of Phantom Stock Units. As of December 31, 2015, the Company had 20,335 unvested units outstanding, all of which were granted at Full Value. During 2016, the Company granted an additional 13,210 Full Value Units with a fair value of $30.57 per unit on grant date, using historical volatility. In February 2016, the Company paid $311,000 for the 8,690 fully vested and matured units that were granted during 2012, including their respective earned dividend values. As of December 31, 2016, the Company had 23,671 unvested units outstanding.

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

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense as of December 31, 2016.

The total Phantom Stock related liability as of December 31, 2016 was $1,624,000 of which $506,000 is included in other liabilities, as it is expected to be paid in April 2017, and the balance of $1,118,000 is included in other long term liabilities. At December 31, 2015, there was a Phantom Stock liability of $905,000, of which $310,000 was classified in Other Liabilities, and $595,000 in Other Long Term Liabilities.

In accordance with FASB ASC Topic 718, Stock Compensation, the Company recorded compensation expense of approximately $996,000, $177,000 and $634,000 related to the Phantom Stock Plan for the year ended December 31, 2016, 2015 and 2014, respectively.

The following table summarizes information about the Company’s nonvested phantom stock Units at December 31, 2016:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2015	20,335	$22.74
Granted	13,210	$30.57
Vested	(9,874)	$20.16
Forfeited	—	—
Canceled	—	—
Nonvested at December 31, 2016	23,671	$27.87
Phantom Stock Unit Awards Expected to Vest	23,671	$27.87

The total unrecognized compensation costs calculated at December 31, 2016 are $639,000 which will be recognized through 2019. The Company will recognize the related expense over the weighted average period of 1.1 years.

13. RELATED PARTY TRANSACTIONS

From time to time the Company may have related party transactions (RPT). In short, RPT represent any transaction between the Company and any Company employee, director or officer, or any related entity, or relative, etc. The Company performs a review of transactions each year to determine if any RPT exist. Through this investigation, the Company is currently not aware of any related party transactions between the Company and any of its current employees, directors or officers outside the scope of their normal business functions or expected contractual duties. The Company does however on occasion share a small amount of services with its former parent Mestek, Inc., mostly related to board meeting expenses. Additionally, the Company is aware of transactions between a few service providers which employ individuals indirectly associated to Omega Flex employees, but these have been determined to be independent transactions with no indication that they are influenced by the related relationships. Lastly, the Company has a note agreement with its UK noncontrolling interest in the amount of £100,000, which is secured by any future distributions that the Company may elect to make.

14. SUBSEQUENT EVENTS

During 2017, the Company has purchased a facility located in Exton, Pennsylvania, which the Company previously had under agreement to lease through January 2018 at a rate of approximately $10,000 per month. The Company purchased the building and its grounds with cash. The price of the approximate 30,000 square foot structure was approximately $2,500,000 after considering all ancillary costs. The purchase will ensure the unfettered growth of the Company’s emerging products, ensure adequate capacity, and avoid the burden of moving previously established machinery and infrastructure. The Company has therefore eliminated the inclusion of the future lease payments with regards to this facility in Note 9, Leases.

The Company is not currently aware of any other subsequent events that would require disclosure or any adjustment to the consolidated financial statements as stated at December 31, 2016.

15. QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below sets forth selected quarterly information for each full quarter of 2016 and 2015.

	For the Year-Ended December 31, 2016
	First	Second	Third	Fourth	Year
	(dollars in thousands except per share data)

Net Sales	$20,626	$23,840	$23,942	$25,643	$94,051

Gross Profit	$12,492	$14,689	$14,777	$15,926	$57,884

Net Income attributable to Omega Flex, Inc.	$2,643	$3,713	$3,888	$4,133	$14,377

Basic and Diluted Earnings per common share:	$0.26	$0.37	$0.39	$0.41	$1.42

	For the Year-Ended December 31, 2015
	First	Second	Third	Fourth	Year
	(dollars in thousands except per share data)

Net Sales	$20,973	$21,636	$24,556	$26,113	$93,278

Gross Profit	$12,390	$13,338	$15,286	$16,132	$57,146

Net Income attributable to Omega Flex, Inc.	$3,143	$3,670	$4,232	$4,744	$15,788

Basic and Diluted Earnings per common share:	$0.31	$0.36	$0.42	$0.47	$1.56

Item 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

Item 9A – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as amended as of December 31, 2016, the end of the period covered by this report on Form 10-K. Based on this evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective as of December 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)	Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act and is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) in Internal Control-Integrated Framework (2013).

Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016 based on criteria in the Internal Control-Integrated Framework (2013) issued by COSO.

The Company’s independent registered public accounting firm, RSM US LLP, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. RSM US LLP’s report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 is included herein on page 29.

(d) Changes in Internal Control over Financial Reporting.

There were no changes on our internal control over financial reporting during the most recent quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B – OTHER INFORMATION

None.

PART III

With respect to items 10 through 14, the Company will file with the Securities and Exchange Commission, within 120 days of the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14A.

Item 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors of the Company will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 6, 2017, under the caption “Current Directors and Nominees for Election – Background Information”, and to the extent required and except as set forth therein, is incorporated herein by reference.

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

Item 11 - EXECUTIVE COMPENSATION

Information required by Item 11 will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 6, 2017, and under the caption “Executive Compensation” to the extent required and except as set forth therein, is incorporated herein by reference.

The report of the Compensation Committee of the Board of Directors of the Company shall not be deemed incorporated by reference by any general statement incorporating by reference the proxy statement into any filing under the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under such Act.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Item 12 will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held on June 6, 2017, under the caption “Security Ownership of Certain Beneficial Owners and Management”, and to the extent required and except as set forth therein, is incorporated herein by reference.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held on June 6, 2017, under the caption “Certain Relationships and Related Party Transactions” and to the extent required and except as set forth therein, is incorporated herein by reference.

Item 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held on June 6, 2017, under the caption “Principal Accounting Fees and Services”, and to the extent required, and except as set forth therein, is incorporated herein by reference.

PART IV

Item 15 - EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Form 10-K:

	1.	Exhibits. See Index to Exhibits on pages 50 through 52.

	2.	Consolidated Financial Statements. See Index to Consolidated Financial Statements on page 27.

	3.	Reports on Form 8-K. None Required.

EXHIBIT INDEX

Those documents followed by a parenthetical notation are incorporated herein by reference to previous filings with the Securities and Exchange Commission as set forth below.

Exhibit No.		Description	Reference Key
**********		**********	**********
3.1		Articles of Incorporation of Omega Flex, Inc., as amended	(A)

3.2		Amended and Restated By-laws of Omega Flex, Inc.	(A)

10.1		Indemnity and Insurance Matters Agreement dated July 29, 2005 between Omega Flex, Inc. and Mestek, Inc.	(A)

10.2		Form of Indemnification Agreements entered into between Omega Flex, Inc. and its Directors and Officers and the Directors of its wholly-owned subsidiaries.	(A)

10.3		Schedule of Directors/Officers with Indemnification Agreement	(A)

10.4	*	Employment Agreement dated December 15, 2008 between Omega Flex, Inc. and Kevin R. Hoben	(C)

10.5	*	Amendment No. 1 to the Employment Agreement dated January 1, 2014 between Omega Flex, Inc. and Kevin R. Hoben	(H)

10.6	*	Employment Agreement dated December 15, 2008 between Omega Flex, Inc. and Mark F. Albino	(C)

10.7	*	Amendment No. 1 to the Employment Agreement dated January 1, 2014 between Omega Flex, Inc. and Mark F. Albino	(H)

10.8		Amended and Restated Committed Revolving Line of Credit Note dated December 29, 2014 by Omega Flex, Inc. to Santander Bank, N.A. in the principal amount of $15,000,000.	(I)

10.9		Loan and Security Agreement dated December 17, 2009 between Omega Flex, Inc. and Sovereign Bank, N.A.	(E)

10.10		First Amendment dated December 30, 2010 to the Loan and Security Agreement between Omega Flex, Inc. and Sovereign Bank, N.A	(F)

10.11		Second Amendment dated December 29, 2014 to the Loan and Security Agreement between Omega Flex, Inc. and Santander Bank, N.A	(I)

10.12	*	Executive Salary Continuation Agreement	(B)

10.13	*	Phantom Stock Plan dated December 11, 2006.	(D)

10.14	*	First Amendment to the Omega Flex, Inc. 2006 Phantom Stock Plan	(E)

10.15	*	Form of Phantom Stock Agreement entered into between Omega Flex, Inc. and its directors, officers and employees, except as set forth in the attached schedule.	(D)

10.16	*	Schedule of Phantom Stock Agreements between Omega Flex, Inc. and its directors and executive officers as of December 31, 2016.	**

10.17		Omega Flex Limited Settlement Agreement dated March 15, 2013	(G)

21.1		List of Subsidiaries	**

23.1		Consent of RSM US LLP	**

31.1		Certification of Chief Executive Officer of Omega Flex, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended	**

31.2		Certification of Chief Financial Officer of Omega Flex, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended	**

32.1		Certification of Chief Executive Officer and Chief Financial Officer of Omega Flex, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	***

101.1NS		XBRL Instance Document	(J)
101.SCH		XBRL Taxonomy Extension Schema Document	(J)
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	(J)
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document	(J)
101.LAB		XBRL Taxonomy Extension Label Linkbase Document	(J)
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document	(J)

Reference Key

(A)	Filed as an Exhibit to the Registration Statement on Form 10-12G filed on June 22, 2005.

(B)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 31, 2006.

(C)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 18, 2009.

(D)	Filed as an Exhibit to the Annual Report on Form 10-K filed April 2, 2007.

(E)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 17, 2010.

(F)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 10, 2011.

(G)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 27, 2013.

(H)	Filed as an Exhibit to the Current Report on Form 8-K/A filed July 24, 2014.

(I)	Filed as an Exhibit to the Current Report on Form 8-K filed December 29, 2014.

(J)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language) as of and for the year ended December 31, 2016: (i) the Consolidated Statement of Operations, (ii) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Shareholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

*	Management contract, compensatory plan or arrangement
**	Filed herewith
***	Furnished herewith

Item 16 – Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA FLEX, INC.

Date: March 13, 2017	By:	/S/ Kevin R. Hoben
Kevin R. Hoben, President and
Chief Executive Officer (Principal Executive Officer)

Date: March 13, 2017	By:	/S/ Paul J. Kane
Paul J. Kane, Vice President Finance,
Chief Financial Officer (Principal Financial Officer)

Date: March 13, 2017	By:	/S/ Matthew F. Unger
Matthew F. Unger
Financial Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 13, 2017	By:	/S/ Mark F. Albino
Mark F. Albino, Director

Date: March 13, 2017	By:	/S/ David K. Evans
David K. Evans, Director

Date: March 13, 2017	By:	/S/ J. Nicholas Filler
J. Nicholas Filler, Director

Date: March 13, 2017	By:	/S/ Derek W. Glanvill
Derek W. Glanvill, Director

Date: March 13, 2017	By:	/S/ Kevin R. Hoben
Kevin R. Hoben, Director

Date: March 13, 2017	By:	/S/ Bruce C. Klink
Bruce C. Klink, Director

Date: March 13, 2017	By:	/S/ Stewart B. Reed
Stewart B. Reed, Director