Form 10-Q
period 2017-03-31
Omega Flex, Inc.
filed 2017-05-08
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

The number of shares of the registrant’s common stock outstanding as of March 31, 2017 was 10,091,822.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2017

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$23,987	$35,318
Accounts Receivable - less allowances of $936 and $926, respectively	16,725	15,005
Inventories-Net	8,124	7,372
Other Current Assets	1,251	1,981

Total Current Assets	50,087	59,676

Property and Equipment - Net	6,967	4,402
Goodwill-Net	3,526	3,526
Deferred Taxes	136	19
Other Long Term Assets	2,986	2,939

Total Assets	$63,702	$70,562

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,790	$2,311
Accrued Compensation	1,392	4,319
Accrued Commissions and Sales Incentives	2,567	3,700
Dividends Payable	—	8,578
Taxes Payable	2,533	487
Other Liabilities	3,950	3,340

Total Current Liabilities	12,232	22,735

Deferred Taxes	—	145
Other Long Term Liabilities	1,091	1,621

Total Liabilities	13,323	24,501

Commitments and Contingencies (Note 5)

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 share: authorized 20,000,000 shares: 10,153,633 shares issued and 10,091,822 outstanding at March 31, 2017 and December 31, 2016, respectively	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	10,808	10,808
Retained Earnings	40,593	36,455
Accumulated Other Comprehensive Loss	(1,557)	(1,685)
Total Omega Flex, Inc. Shareholders’ Equity	49,945	45,679
Noncontrolling Interest	434	382

Total Shareholders’ Equity	50,379	46,061

Total Liabilities and Shareholders’ Equity	$63,702	$70,562

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands except Earnings per Common Share)

	For the three-months ended
	March 31,
	2017	2016
	(unaudited)

Net Sales	$25,607	$20,626

Cost of Goods Sold	10,271	8,134

Gross Profit	15,336	12,492

Selling Expense	4,306	3,853
General and Administrative Expense	4,018	3,906
Engineering Expense	808	712

Operating Profit	6,204	4,021

Interest Income	24	20
Other Expense	(40)	(46)

Income Before Income Taxes	6,188	3,995

Income Tax Expense	2,005	1,308

Net Income	4,183	2,687
Less: Net Income attributable to the Noncontrolling Interest, Net of Tax	(45)	(44)

Net Income attributable to Omega Flex, Inc.	$4,138	$2,643

Basic and Diluted Earnings per Common Share	$0.41	$0.26

Basic and Diluted Weighted-Average Shares Outstanding	10,092	10,092

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

	For the three-months ended
	March 31,
	2017	2016
	(unaudited)

Net Income	$4,183	$2,687

Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation Adjustment, Net of Taxes	135	(122)
Other Comprehensive Income (Loss)	135	(122)

Comprehensive Income	4,318	2,565

Less: Comprehensive Income Attributable to the Noncontrolling Interest, Net of Taxes	(52)	(36)

Total Other Comprehensive Income	$4,266	$2,529

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Amounts in Thousands)

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
Balance - December 31, 2016	10,091,822	$102	$(1)	$10,808	$36,455	$(1,685)	$382	$46,061

Net Income					4,138		45	4,183
Cumulative Translation Adjustment						128	7	135

Balance - March 31, 2017	10,091,822	$102	$(1)	$10,808	$40,593	$(1,557)	$434	$50,379

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	For the three-months ended
	March 31,
	2017	2016
	(unaudited)
Cash Flows from Operating Activities:
Net Income	$4,183	$2,687
Adjustments to Reconcile Net Income to
Net Cash Provided By (Used In) Operating Activities:
Non-Cash Compensation Expense (Income)	(74)	130
Depreciation and Amortization	112	122
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	10	(195)
Deferred Taxes	(262)	74
Provision for Inventory Reserves	42	(300)
Changes in Assets and Liabilities:
Accounts Receivable	(1,690)	3,639
Inventories	(771)	777
Other Assets	684	256
Accounts Payable	(528)	(366)
Accrued Compensation	(2,932)	(3,760)
Accrued Commissions and Sales Incentives	(1,135)	(1,830)
Other Liabilities	2,185	825
Net Cash Provided By (Used In) Operating Activities	(176)	2,059

Cash Flows from Investing Activities:
Capital Expenditures	(2,675)	(33)
Net Cash Used in Investing Activities	(2,675)	(33)

Cash Flows from Financing Activities:
Dividend Paid	(8,578)	(8,578)
Net Cash Used in Financing Activities	(8,578)	(8,578)

Net Decrease in Cash and Cash Equivalents	(11,429)	(6,552)
Translation effect on cash	98	(78)
Cash and Cash Equivalents – Beginning of Period	35,318	30,152

Cash and Cash Equivalents – End of Period	$23,987	$23,522

Supplemental Disclosure of Cash Flow Information:

Cash paid for Income Taxes	$230	$575

Cash paid for Interest	$—	$—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). The Company’s unaudited condensed consolidated financial statements for the quarter ended March 31, 2017 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K). All material inter-company accounts and transactions have been eliminated in consolidation. Certain amounts from prior years have been reclassified to conform to current year presentation. It is Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature or a description is provided for any adjustments that are not of a normal recurring nature.

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

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on any known collection issues, historical experience, and other currently available evidence. The reserve for future credits, discounts, and doubtful accounts was $936,000 and $926,000 as of March 31, 2017 and December 31, 2016, respectively. In regards to identifying uncollectible accounts, the Company reviews an aging report on a consistent basis to determine past due accounts, and utilizes a well-established credit rating agency. The Company charges off those accounts that are deemed uncollectible once all collection efforts have been exhausted.

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

Goodwill

In accordance with Financial Accounting Standards Board (FASB) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2016. This analyses did not indicate any impairment of goodwill. There were no circumstances that indicate that goodwill might be impaired at March 31, 2017.

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

The Company follows the provisions of ASC 740-10 relative to accounting for uncertainties in tax positions. These provisions provide guidance on the recognition, de-recognition and measurement of potential tax benefits associated with tax positions. The Company elected to recognize interest and penalties related to income tax matters as a component of the income tax provision in the consolidated statements of income. For additional information regarding ASC 740-10, see Note 8 of the Company’s December 31, 2016 Form 10-K.

Other Comprehensive Income

For the quarters ended March 31, 2017 and 2016, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentration

At March 31, 2017, the Company has one significant customer who represented more than 10% of the Company’s Accounts Receivable and more than 10% of the Company’s total Net Sales for the quarter ending March 31, 2017. At December 31, 2016, that same customer represented more than 10% of the Company’s Accounts Receivable balance. However, no customer represented more than 10% of Net Sales for the first quarter of 2016. Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are discussed in detail in the Company’s December 31, 2016 Form 10-K.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330). Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application was permitted and should be applied prospectively. The Company has evaluated the provisions of this statement, and concluded that the adoption of ASU 2015-11 did not have a material impact on the Company’s financial position or results of operations.

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

3. INVENTORIES

Inventories, net of reserves of $1,108,000 and $1,062,000 at March 31, 2017 and December 31, 2016, respectively, consisted of the following:

	March 31, 2017	December 31, 2016
	(dollars in thousands)

Finished Goods	$5,642	$5,254
Raw Materials	2,482	2,118

Inventories - Net	$8,124	$7,372

4. LINE OF CREDIT

On December 29, 2014, the Company entered into to an Amended and Restated Committed Revolving Line of Credit Note (“the Line”) and a Second Amendment to the Loan Agreement with Santander Bank, N.A. (“Santander”), originally established in 2010. The Line allows for a maximum amount of borrowing of $15,000,000, for a five year term maturing on December 31, 2019, with funds available for working capital purposes and to fund dividends. The Line is unsecured. The Line provides for the payment of any borrowings at an interest rate of either LIBOR plus 1.00% to plus 1.35% (for borrowings with a fixed term of 30, 60, or 90 days), or Prime from 0.00% to plus 0.10%, depending upon the Company’s then existing financial ratios. At March 31, 2017, the Company’s financial ratios would allow for the most favorable rate under the agreement’s range, which would be a rate of 2.15%. Under the terms of the agreement, the Company is required to pay on a quarterly basis an unused facility fee equal to 10 basis points of the average unused balance of the total Line commitment.

As of March 31, 2017 and December 31, 2016, the Company had no outstanding borrowings on its line of credit, and was in compliance with all debt covenants.

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

The Company has salary continuation agreements with one current employee, and one former employee who retired at the end of 2010. These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65. The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments associated with these agreements is $513,000 at March 31, 2017, of which $501,000 is included in Other Long Term Liabilities, and the remaining current portion of $12,000 is included in Other Liabilities, associated with the retired employee previously noted who is now receiving benefit payments. The December 31, 2016 liability of $515,000, had $503,000 reported in Other Long Term Liabilities, and a current portion of $12,000 in Other Liabilities.

The Company has obtained and is the beneficiary of three whole life insurance policies with respect to the two employees discussed above, and one other employee policy. The cash surrender value of such policies (included in Other Long Term Assets) amounts to $1,212,000 at March 31, 2017 and $1,169,000 at December 31, 2016.

As disclosed in detail in Note 9 of the Company’s December 31, 2016 Form 10-K, under the caption “Leases”, the Company has several lease obligations in place that will be paid out over time. Most notably, the Company leases a facility in Banbury, England that serves the manufacturing, warehousing and distribution functions. Additionally, the Company purchased the operating facility at 427 Creamery Way in Exton, PA in February 2017, which was previously under lease through January 2018.

Contingencies:

In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims. Several years ago, the Company experienced an increase in the number of such lawsuits, investigations and claims, including some class-based claims, related to lightning subrogation (collectively, the “Claims”), which increased legal and product liability related expenses. The Company did not believe the Claims had legal merit, and therefore commenced a vigorous defense in response to the Claims. The pace of new Claims has trended lower during recent years, which the Company believes to be due to the Company’s success over the years in defending itself, and success in several cases that went to trial. Although the pace of new Claims has decreased, and expenses during the first quarter of 2017 have decreased from the same period in 2016, the level of future litigation activity and costs relating to the Claims is uncertain. It is possible that the Company may incur increased litigation costs in the future due to a variety of factors, including higher numbers of Claims, higher legal costs, and higher insurance deductibles or retentions. To reiterate, the Company does not believe that the Claims have legal merit, and is therefore vigorously defending against those Claims. In 2010, the Company took its first Claim to trial in Pennsylvania, and the jury returned a verdict that the Company was not negligent in designing and selling the TracPipe® product, but also returned a verdict for plaintiff on strict liability. The Company appealed that portion of the verdict, and in December 2014, the Supreme Court of Pennsylvania ruled in favor of the Company, and returned the case to the trial court for further hearings. The Company is currently appealing the trial court’s decision not to grant a new trial in this matter in spite of the Supreme Court decision. As a result of this new appeal, the Company was required during the second quarter of 2016 to post approximately $1,600,000 as security to proceed with the current appeal, and that collateral security is included in Other Long Term Assets as of March 31, 2017. In 2013, the Company won two of the Claims at two separate trials, both of which were held in U.S. District Court; one in St. Louis, Missouri and the other in Bridgeport, Connecticut. In both cases, the jury unanimously found that the Company was not negligent in designing its TracPipe® product, and that the TracPipe® product was not defective or unreasonably dangerous. Finally, a putative class action case had been filed against the Company and other parties in U.S. District Court in the Western District of Missouri, titled George v. Powercet Corporation, et. al.; however, that case was dismissed by the court without prejudice in December 2016. Plaintiffs have recently filed a similar complaint in Missouri state court, which was removed to U.S. District Court in the Western District of Missouri.

The Company has in place commercial general liability insurance policies that cover the Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $1,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $1,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims is estimated to not exceed approximately $3,600,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered and outstanding settlements for existing claims. The liabilities recorded on the Company’s books at March 31, 2017 and December 31, 2016 were $294,000 and $273,000, respectively, and are included in Other Liabilities.

Finally, in February 2012, the Company was made aware of a fraud perpetrated by a third party broker involving insurance related premiums that the Company had prepaid for umbrella coverage. Upon discovery of the fraud, the Company replaced the aforementioned insurance coverage. The stolen assets were seized by a governmental agency investigating the case, and in the second quarter of 2016, the Company received restitution from the United States Department of Justice in the amount of $282,000. Of the amount received, $213,000 relieved the value of the assets on the books and the remaining $69,000 was recorded as a reduction of operating expenses. The Company also filed suit against a third party advisor arising from the transaction, alleging failure to exercise due diligence into the qualifications of the broker. In December 2016, the Company settled its suit with the advisor and its insurer for $132,500, which was included in Other Current Assets at December 31, 2016, and the case was dismissed, thus reducing insurance costs. These settlement proceeds were collected in January 2017.

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

Grants of Phantom Stock Units. As of December 31, 2016, the Company had 23,671 unvested units outstanding, all of which were granted at Full Value. On February 14, 2017, the Company granted an additional 7,750 Full Value Units with a fair value of $41.68 per unit on grant date, using historical volatility. As of March 31, 2017, the Company had 20,962 unvested units outstanding.

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

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense as of March 31, 2017.

The total Phantom Stock related liability as of March 31, 2017 was $1,550,000 of which $960,000 is included in Other Liabilities, as it is expected to be paid in April 2017 and February 2018, and the balance of $590,000 is included in Other Long Term Liabilities. At December 31, 2016, the total Phantom Stock liability was $1,624,000, with $506,000 in Other Liabilities, and $1,118,000 included in Other Long Term Liabilities.

Related to the Phantom Stock Plan, in accordance with FASB ASC Topic 718, Stock Compensation, the Company recorded compensation income of approximately $74,000 for the three months ended March 31, 2017, while inversely recording compensation expense of $130,000 for the first quarter of 2016. Compensation income or expense for a given period largely depends upon fluctuations in the Company’s stock price.

The following table summarizes information about the Company’s nonvested phantom stock Units at March 31, 2017:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2016	23,671	$27.87
Granted	7,750	$41.68
Vested	(10,459)	$25.73
Forfeited	-	-
Canceled	-	-
Nonvested at March 31, 2017	20,962	$34.63
Phantom Stock Unit Awards Expected to Vest	20,962	$34.63

The total unrecognized compensation costs calculated at March 31, 2017 are $879,000 which will be recognized through February of 2020. The Company will recognize the related expense over the weighted average period of 1.8 years.

7. SHAREHOLDERS’ EQUITY

As of March 31, 2017 and December 31, 2016, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share. At both dates, the number of shares issued was 10,153,633, and the total number of outstanding shares was 10,091,822, with the 61,811 variance representing shares held in Treasury.

On December 14, 2016, the Board declared a special dividend of $0.85 per share to all Shareholders of record as of December 26, 2016, and payable on or before January 6, 2017. The total payment to shareholders made in January 2017 was $8,578,000.

On December 10, 2015, the Board declared a special dividend of $0.85 per share to all Shareholders of record as of December 21, 2015, and payable on or before January 6, 2016. The total payment to shareholders made in January 2016 was $8,578,000.

On April 4, 2014, the Company’s Board of Directors authorized an extension of its stock repurchase program without expiration, up to a maximum amount of $1,000,000. The original program established in December of 2007 authorized the purchase of up to $5,000,000 of its common stock. The purchases may be made from time-to-time in the open market or in privately negotiated transactions, depending on market and business conditions. The Board retained the right to cancel, extend, or expand the share buyback program, at any time and from time-to-time. Since inception, the Company has purchased a total of 61,811 shares for approximately $932,000, or approximately $15 per share. The Company did not make any stock repurchases during the first quarter of 2017, or for the year ended December 31, 2016.

8. RELATED PARTY TRANSACTIONS

From time to time the Company may have related party transactions (RPT’s). In short, RPT’s represent any transaction between the Company and any Company employee, director or officer, or any related entity, or relative, etc. The Company performs a review of transactions each year to determine if any RPT’s exist. Through this investigation, the Company is currently not aware of any related party transactions between the Company and any of its current employees, directors or officers outside the scope of their normal business functions or expected contractual duties. The Company does however on occasion share a small amount of services with its former parent Mestek, Inc., mostly related to board meeting expenses. Additionally, the Company is aware of transactions between a few service providers which employ individuals indirectly associated to Omega Flex employees, but these have been determined to be independent transactions with no indication that they are influenced by the related relationships. Lastly, the Company has a note agreement with its UK noncontrolling interest in the amount of £100,000, which is secured by any future distributions that the Company may elect to make.

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

CHANGES IN FINANCIAL CONDITION

For the period ended March 31, 2017 vs. December 31, 2016

The Company’s cash balance of $23,987,000 at March 31, 2017, decreased $11,331,000 (32.1%) from the $35,318,000 balance at December 31, 2016. The Company paid a dividend of $8,578,000 during the first quarter of 2017 which was accrued at December 31, 2016, and also purchased a building in Exton, PA for approximately $2,500,000 in February 2017. Additionally, consistent with prior years, the Company paid a significant amount of cash during the first quarter for items that were accrued as of the end of the preceding year, such as sales incentive programs and incentive compensation. Those cash outflows were partially offset by income generated from operations during 2017.

The Accounts Receivable balance was $16,725,000 at March 31, 2017, compared to $15,005,000 at December 31, 2016, increasing $1,720,000 (11.5%) during the quarter. The Company had its strongest sales month to date during March 2017, which elevated the level of Accounts Receivable as of March 31, 2017.

Property and Equipment was $6,967,000 at March 31, 2017, compared to $4,402,000 at December 31, 2016, increasing $2,565,000 (58.3%). As noted above, the Company purchased a building in Exton, PA for approximately $2,500,000. This facility was previously leased.

Accrued Compensation was $1,392,000 at March 31, 2017, compared to $4,319,000 at December 31, 2016, decreasing $2,927,000 (67.8%). A significant portion of the liability that existed at year end related to incentive compensation earned in 2016. As is customary, the liability was then paid during the first quarter of the following year, or 2017, thus diminishing the balance. The liability now represents amounts earned during the current year.

Dividends Payable was $8,578,000 at the end of 2016, reflecting the $0.85 dividend declared by the Board in December 2016. This dividend was then paid to shareholders’ in January of 2017, thus reducing the balance to zero. This also reduced the Company’s cash balance, as described above.

Taxes Payable increased $2,046,000, being $2,533,000 at March 31, 2017 versus $487,000 at December 31, 2016, mostly due to the build-up of tax liabilities during the first quarter of 2017 associated with profits.

RESULTS OF OPERATIONS

Three-months ended March 31, 2017 vs. March 31, 2016

The Company reported comparative results from continuing operations for the three-month periods ended March 31, 2017 and 2016 as follows:

	Three-months ended March 31,
	(in thousands)

	2017	2017	2016	2016
	($000)%		($000)%
Net Sales	$25,607	100.0%	$20,626	100.0%
Gross Profit	$15,336	59.9%	$12,492	60.6%
Operating Profit	$6,204	24.2%	$4,021	19.5%

Net Sales. The Company’s 2017 first quarter sales of $25,607,000 were $4,981,000 or 24.1% higher than sales during the first quarter of 2016 of $20,626,000. Sales expanded in most areas of the business, as there was a resurgence of activity with some of the Company’s largest volume customers that had slumped during the first quarter of the previous year.

Gross Profit. The Company’s gross profit margins were very similar from year to year, being 59.9% and 60.6% for the three-months ended March 31, 2017 and 2016, respectively. The Company did have to contend with higher pricing on some of its core raw material components, but was largely able to offset this by finding various manufacturing efficiencies.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $4,306,000 and $3,853,000 for the three-months ended March 31, 2017 and 2016, respectively, representing an increase of $453,000, mostly attributable to variable items such as freight and commissions which rise with sales volume. Sales expense as a percent of net sales compared to last year, was 16.8% for the three-months ended March 31, 2017, and 18.7% for the three-months ended March 31, 2016.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $4,018,000 and $3,906,000 for the three-months ended March 31, 2017 and 2016, respectively, thus increasing by $112,000. Incentive compensation was higher as a result of higher profits, and there was also an increase in insurance costs. Their impact was however softened by a decrease in legal and product liability related defense costs, which were high during the first quarter of 2016 due to a few specific matters which required a heightened defense. As a percentage of sales, general and administrative expenses decreased to 15.7% for the three months ended March 31, 2017 from 18.9% for the three months ended March 31, 2016.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $808,000 and $712,000 for the three months ended March 31, 2017 and 2016, respectively, increasing by $96,000. Engineering expenses decreased as a percentage of sales, being 3.2% for the three months ended March 31, 2017, and 3.5% for the same period in 2016.

Operating Profits. Reflecting all of the factors mentioned above, Operating Profits were $2,183,000 or 54.3% above last year, being $6,204,000 and $4,021,000 for the quarters ending March 31, 2017 and March 31, 2016 respectively.

Interest Income (Expense)-Net. Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. The Company recorded a modest amount of interest income during the first quarters of both 2017 and 2016.

Other Income (Expense)-Net. Other Income (Expense)-net primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our UK subsidiary. There was expense of $40,000 and $46,000 recorded during the first quarters of 2017 and 2016, respectively.

Income Tax Expense. Income Tax Expense was $2,005,000 for the first three months of 2017, compared to $1,308,000 for the same period in 2016. The $697,000 increase in the tax expense was largely the result of the increase in income before taxes. For the quarter, the Company’s effective tax rate in 2017 approximates the 2016 rate and does not differ materially from expected statutory rates.

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

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on any known collection issues, historical experience, and other currently available evidence. The reserve for future credits, discounts, and doubtful accounts was $936,000 and $926,000 as of March 31, 2017 and December 31, 2016, respectively. In regards to identifying uncollectible accounts, the Company reviews an aging report on a consistent basis to determine past due accounts, and utilizes a well-established credit rating agency. The Company charges off those accounts that are deemed uncollectible once all collection efforts have been exhausted.

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

Goodwill

In accordance with Financial Accounting Standards Board (FASB) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2016. This analyses did not indicate any impairment of goodwill. There were no circumstances that indicate that goodwill might be impaired at March 31, 2017.

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

The Company follows the provisions of ASC 740-10 relative to accounting for uncertainties in tax positions. These provisions provide guidance on the recognition, de-recognition and measurement of potential tax benefits associated with tax positions. The Company elected to recognize interest and penalties related to income tax matters as a component of the income tax provision in the consolidated statements of income. For additional information regarding ASC 740-10, see Note 8 of the Company’s December 31, 2016 Form 10-K.

Other Comprehensive Income

For the quarters ended March 31, 2017 and 2016, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentration

At March 31, 2017, the Company has one significant customer who represented more than 10% of the Company’s Accounts Receivable and more than 10% of the Company’s total Net Sales for the quarter ending March 31, 2017. At December 31, 2016, that same customer represented more than 10% of the Company’s Accounts Receivable balance. However, no customer represented more than 10% of Net Sales for the first quarter of 2016. Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are discussed in detail in the Company’s December 31, 2016 Form 10-K.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330). Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application was permitted and should be applied prospectively. The Company has evaluated the provisions of this statement, and concluded that the adoption of ASU 2015-11 did not have a material impact on the Company’s financial position or results of operations.

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

As of March 31, 2017, the Company had a cash balance of $23,987,000. Additionally, the Company has a $15,000,000 line of credit available, as discussed in detail in Note 4, which had no borrowings outstanding upon it at March 31, 2017. At December 31, 2016, the Company had a cash balance of $35,318,000, with no borrowings against the line of credit.

Operating Activities

Cash provided by (used in) operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For the first three months of 2017, the Company’s operating activities used cash of $176,000, compared to the first quarter of 2016 which provided cash of $2,059,000, thus decreasing cash by $2,235,000. The most significant factor related to accounts receivable, and the respective timing of cash collection. While sales were extremely strong during the current quarter, a good portion of the cash related to those sales was still captured in accounts receivable, with clearance pending standard collection terms. In contrast, the first quarter of 2016 showed a large collection of cash that funneled through mostly from sales generated during the fourth quarter of 2015. Also, during 2017 the Company used cash to purchase inventory, while the Company actually saw a reduction of inventory purchases during the first quarter of the previous year.

Investing Activities

Cash used in investing activities for the first three months of 2017 and 2016 was $2,675,000 and $33,000, respectively, reflecting a $2,642,000 increase in cash used between periods. The Company purchased a building in Exton, PA for approximately $2,500,000 in February 2017. All other investing activities related to capital expenditures for both periods.

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

Financing Activities

A dividend was declared in both December of 2016 and 2015, amounting to $8,578,000 each year, with payment due and paid during January of the following year.

CONTINGENT LIABILITIES AND GUARANTEES

See Note 5 to the Company’s condensed consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

None

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

Item 4 – Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures.

At the end of the fiscal first quarter of 2017, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission. The Company’s management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934. Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims. Several years ago, the Company experienced an increase in the number of such lawsuits, investigations and claims, including some class-based claims, related to lightning subrogation (collectively, the “Claims”), which increased legal and product liability related expenses. The Company did not believe the Claims had legal merit, and therefore commenced a vigorous defense in response to the Claims. The pace of new Claims has trended lower during recent years, which the Company believes to be due to the Company’s success over the years in defending itself, and success in several cases that went to trial. Although the pace of new Claims has decreased, and expenses during the first quarter of 2017 have decreased from the same period in 2016, the level of future litigation activity and costs relating to the Claims is uncertain. It is possible that the Company may incur increased litigation costs in the future due to a variety of factors, including higher numbers of Claims, higher legal costs, and higher insurance deductibles or retentions. To reiterate, the Company does not believe that the Claims have legal merit, and is therefore vigorously defending against those Claims. In 2010, the Company took its first Claim to trial in Pennsylvania, and the jury returned a verdict that the Company was not negligent in designing and selling the TracPipe® product, but also returned a verdict for plaintiff on strict liability. The Company appealed that portion of the verdict, and in December 2014, the Supreme Court of Pennsylvania ruled in favor of the Company, and returned the case to the trial court for further hearings. The Company is currently appealing the trial court’s decision not to grant a new trial in this matter in spite of the Supreme Court decision. As a result of this new appeal, the Company was required during the second quarter of 2016 to post approximately $1,600,000 as security to proceed with the current appeal, and that collateral security is included in Other Long Term Assets as of March 31, 2017. In 2013, the Company won two of the Claims at two separate trials, both of which were held in U.S. District Court; one in St. Louis, Missouri and the other in Bridgeport, Connecticut. In both cases, the jury unanimously found that the Company was not negligent in designing its TracPipe® product, and that the TracPipe® product was not defective or unreasonably dangerous. Finally, a putative class action case had been filed against the Company and other parties in U.S. District Court in the Western District of Missouri, titled George v. Powercet Corporation, et. al.; however, that case was dismissed by the court without prejudice in December 2016. Plaintiffs have recently filed a similar complaint in Missouri state court, which was removed to U.S. District Court in the Western District of Missouri.

The Company has in place commercial general liability insurance policies that cover the Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $1,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $1,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims is estimated to not exceed approximately $3,600,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered and outstanding settlements for existing claims. The liabilities recorded on the Company’s books at March 31, 2017 and December 31, 2016 were $294,000 and $273,000, respectively, and are included in Other Liabilities.

Finally, in February 2012, the Company was made aware of a fraud perpetrated by a third party broker involving insurance related premiums that the Company had prepaid for umbrella coverage. Upon discovery of the fraud, the Company replaced the aforementioned insurance coverage. The stolen assets were seized by a governmental agency investigating the case, and in the second quarter of 2016, the Company received restitution from the United States Department of Justice in the amount of $282,000. Of the amount received, $213,000 relieved the value of the assets on the books and the remaining $69,000 was recorded as a reduction of operating expenses. The Company also filed suit against a third party advisor arising from the transaction, alleging failure to exercise due diligence into the qualifications of the broker. In December 2016, the Company settled its suit with the advisor and its insurer for $132,500, which was included in Other Current Assets at December 31, 2016, and the case was dismissed, thus reducing insurance costs. These settlement proceeds were collected in January 2017.

Item 1A – Risk Factors

Risk factors are discussed in detail in the Company’s December 31, 2016 Form 10-K. There are no additional risks attributable to the quarter.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 – Other Information

None.

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

OMEGA FLEX, INC.
(Registrant)

Date: May 8, 2017	By:	/S/ Paul J. Kane
Paul J. Kane
Vice President – Finance
and Chief Financial Officer