Form 10-Q
period 2017-06-30
Omega Flex, Inc.
filed 2017-08-07
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of the registrant’s common stock outstanding as of June 30, 2017 was 10,091,822.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2017

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$28,568	$35,318
Accounts Receivable - less allowances of $839 and $926, respectively	15,128	15,005
Inventories-Net	8,474	7,372
Other Current Assets	1,384	1,981

Total Current Assets	53,554	59,676

Property and Equipment-Net	7,036	4,402
Goodwill-Net	3,526	3,526
Deferred Taxes	361	19
Other Long Term Assets	2,988	2,939

Total Assets	$67,465	$70,562

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,110	$2,311
Accrued Compensation	2,237	4,319
Accrued Commissions and Sales Incentives	3,441	3,700
Dividends Payable	2,220	8,578
Taxes Payable	501	487
Other Liabilities	3,950	3,340

Total Current Liabilities	14,459	22,735

Deferred Taxes	-	145
Other Long Term Liabilities	1,473	1,621

Total Liabilities	15,932	24,501

Commitments and Contingencies (Note 5)

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 Shares: authorized 20,000,000, issued 10,153,633 and outstanding 10,091,822 at both June 30, 2017 and December 31, 2016	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	10,808	10,808
Retained Earnings	41,407	36,455
Accumulated Other Comprehensive Loss	(1,283)	(1,685)
Total Omega Flex, Inc. Shareholders’ Equity	51,033	45,679
Noncontrolling Interest	500	382

Total Shareholders’ Equity	51,533	46,061

Total Liabilities and Shareholders’ Equity	$67,465	$70,562

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three-months ended June 30,		For the six-months ended June 30,
	2017	2016	2017	2016
	(Amounts in Thousands, except earnings per Common Share)

Net Sales	$23,805	$23,840	$49,412	$44,466

Cost of Goods Sold	9,663	9,151	19,934	17,285

Gross Profit	14,142	14,689	29,478	27,181

Selling Expense	4,046	3,900	8,352	7,753
General and Administrative Expense	4,799	4,317	8,817	8,223
Engineering Expense	862	779	1,670	1,491

Operating Profit	4,435	5,693	10,639	9,714

Interest Income	25	20	49	40
Other Income (Expense)	18	(132)	(22)	(178)

Income Before Income Taxes	4,478	5,581	10,666	9,576

Income Tax Expense	1,394	1,824	3,399	3,132

Net Income	3,084	3,757	7,267	6,444
Less: Net Income attributable to the Noncontrolling Interest	(50)	(44)	(95)	(88)

Net Income attributable to Omega Flex, Inc.	$3,034	$3,713	$7,172	$6,356

Basic and Diluted Earnings per Common Share	$0.30	$0.37	$0.71	$0.63

Cash Dividends Declared per Common Share	$0.22	$0.00	$0.22	$0.00

Basic and Diluted Weighted-Average Shares Outstanding	10,092	10,092	10,092	10,092

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three-months ended June 30,		For the six-months ended June 30,
	2017	2016	2017	2016
	(Amounts in Thousands)		(Amounts in Thousands)

Net Income	$3,084	$3,757	$7,267	$6,444

Other Comprehensive Income, Net of Tax:
Foreign Currency Translation Adjustment, Net of Tax	290	(492)	425	(614)
Other Comprehensive Income, Net of Tax	290	(492)	425	(614)

Comprehensive Income	3,374	3,265	7,692	5,830

Less: Comprehensive Income Attributable to the Noncontrolling Interest	(66)	(18)	(118)	(54)

Total Comprehensive Income	$3,308	$3,247	$7,574	$5,776

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Amounts in Thousands)

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
Balance - December 31, 2016	10,091,822	$102	$(1)	$10,808	$36,455	$(1,685)	$382	$46,061

Net Income					7,172		95	7,267
Cumulative Translation Adjustment						402	23	425
Dividends Declared					(2,220)			(2,220)

Balance - June 30, 2017	10,091,822	$102	$(1)	$10,808	$41,407	$(1,283)	$500	$51,533

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six-months ended
	June 30,
	2017	2016
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net Income	$7,267	$6,444
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Non-Cash Compensation Expense	468	296
Depreciation and Amortization	230	244
Provision for Losses on Accounts Receivable	(87)	(93)
Provision for Inventory Reserves	66	(75)
Deferred Taxes	(486)	(315)
Changes in Assets and Liabilities:
Accounts Receivable	79	1,930
Inventories	(1,104)	1,061
Other Assets	556	(1,256)
Accounts Payable	(225)	(449)
Accrued Compensation	(2,105)	(2,649)
Accrued Commissions and Sales Incentives	(265)	(1,225)
Other Liabilities	(39)	465
Net Cash Provided by Operating Activities	4,355	4,378

Cash Flows from Investing Activities:
Capital Expenditures	(2,862)	(91)
Net Cash Used in Investing Activities	(2,862)	(91)

Cash Flows from Financing Activities:
Dividends Paid	(8,578)	(8,578)
Net Cash Used in Financing Activities	(8,578)	(8,578)

Net (Decrease) in Cash and Cash Equivalents	(7,085)	(4,291)
Translation effect on cash	335	(438)
Cash and Cash Equivalents – Beginning of Period	35,318	30,152

Cash and Cash Equivalents – End of Period	$28,568	$25,423

Supplemental Disclosure of Cash Flow Information:

Cash paid for Income Taxes	$4,457	$3,065

Cash paid for Interest	$—	$—

Declared Dividend	$2,220	$—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). The Company’s unaudited condensed consolidated financial statements for the quarter ended June 30, 2017 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K). All material inter-company accounts and transactions have been eliminated in consolidation. It is Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature or a description is provided for any adjustments that are not of a normal recurring nature.

Description of Business

The Company is a leading manufacturer of flexible metal hose, and is currently engaged in a number of different markets, including construction, manufacturing, petrochemical transfer, pharmaceutical and other industries.

The Company’s business is managed as a single operating segment that consists of the manufacture and sale of flexible metal hose and accessories. The Company’s products are concentrated in residential and commercial construction, and general industrial markets, with a comprehensive portfolio of intellectual property and patents issued in various countries around the world. The Company’s primary product, flexible gas piping, is used for gas piping within residential and commercial buildings. Through its flexibility and ease of use, the Company’s TracPipe® and TracPipe® CounterStrike® flexible gas piping, along with its fittings distributed under the trademarks AutoSnap® and AutoFlare®, allows users to substantially cut the time required to install gas piping, as compared to traditional methods. The Company’s products are manufactured primarily at its Exton, Pennsylvania facilities in the United States, and in Banbury, Oxfordshire in the United Kingdom. A majority of the Company’s sales across all industries are generated through independent outside sales organizations such as sales representatives, wholesalers and distributors, or a combination of both. The Company has a broad distribution network in North America and to a lesser extent in other global markets.

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

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on any known collection issues, historical experience, and other currently available evidence. The reserve for future credits, discounts, and doubtful accounts was $839,000 and $926,000 as of June 30, 2017 and December 31, 2016, respectively. In regards to identifying uncollectible accounts, the Company reviews an aging report on a consistent basis to determine past due accounts, and utilizes a well-established credit rating agency. The Company charges off those accounts that are deemed uncollectible once all collection efforts have been exhausted.

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

Goodwill

In accordance with Financial Accounting Standards Board (FASB) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2016. This analysis did not indicate any impairment of goodwill. There were no circumstances that indicate that Goodwill might be impaired at June 30, 2017.

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

Currency Translation

Assets and liabilities denominated in foreign currencies, most of which relate to our United Kingdom subsidiary whose functional currency is British pound sterling, are translated into U.S. dollars at exchange rates prevailing on the balance sheet dates. The statements of income are translated into U.S. dollars at average exchange rates for the period. Adjustments resulting from the translation of financial statements are excluded from the determination of income and are accumulated in a separate component of shareholders’ equity. Exchange gains and losses resulting from foreign currency transactions are included in the statements of income (other income (expense)) in the period in which they occur.

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

Other Comprehensive Income

For the three and six months ended June 30, 2017 and 2016, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentration

The Company has one significant customer who represents more than 10% of the Company’s Net Sales for the three and six months ended June 30, 2017 and 2016, and more than 10% of the Company’s Accounts Receivable balance at June 30, 2017 and December 31, 2016. Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are discussed in detail in the Company’s December 31, 2016 Form 10-K, and there has been no significant change as of this quarterly report.

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

3. INVENTORIES

Inventories, net of reserves consisted of the following:

	June 30, 2017	December 31, 2016
	(dollars in thousands)
Finished Goods	$6,049	$5,254
Raw Materials	2,425	2,118
Inventories-Net	$8,474	$7,372

4. LINE OF CREDIT

On December 29, 2014, the Company entered into an Amended and Restated Committed Revolving Line of Credit Note (“the Line”) and a Second Amendment to the Loan Agreement with Santander Bank, N.A. (“Santander”). The Line facility in the maximum amount of $15,000,000, has a five year term maturing on December 31, 2019, with funds available for working capital purposes and to fund dividends, and is unsecured. The Line provides for the payment of any borrowings at an interest rate of either LIBOR plus 1.00% to plus 1.35% (for borrowings with a fixed term of 30, 60, or 90 days), or Prime from 0.00% to plus 0.10%, depending upon the Company’s then existing financial ratios. At June 30, 2017, the Company’s financial ratios would allow for the most favorable rate under the agreement’s range, which would be a rate of 2.3%. Under the terms of the agreement, the Company is required to pay on a quarterly basis an unused facility fee equal to 10 basis points of the average unused balance of the total Line commitment.

As of June 30, 2017 and December 31, 2016, the Company had no outstanding borrowings on its line of credit, and was in compliance with all debt covenants.

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

The Company has salary continuation agreements with one current employee, and one former employee who retired at the end of 2010. These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65. The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments associated with these agreements is $515,000 at June 30, 2017 and December 31, 2016, of which $503,000 is included in Other Long Term Liabilities, and the remaining current portion of $12,000 is included in Other Liabilities, associated with the retired employee previously noted who is now receiving benefit payments.

The Company has obtained and is the beneficiary of three whole life insurance policies with respect to the two employees discussed above, and one other employee policy. The cash surrender value of such policies (included in Other Long Term Assets) amounts to $1,212,000 at June 30, 2017 and $1,169,000 at December 31, 2016.

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

Contingencies:

In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”). Most of the Claims, including a putative class-action claim, relate to potential lightning damage to our flexible gas piping products, which impact legal and product liability related expenses. The Company does not believe the Claims have legal merit, and therefore has commenced a vigorous defense in response to the Claims. It is possible that the Company may incur increased litigation costs in the future due to a variety of factors, including higher numbers of Claims, higher legal costs, and higher insurance deductibles or retentions.

In 2010, the Company took its first Claim to trial in Pennsylvania, and the jury returned a verdict that the Company was not negligent in designing and selling the TracPipe® product, but also returned a verdict for plaintiff on strict liability. The Company appealed that portion of the verdict, and in December 2014, the Supreme Court of Pennsylvania ruled in favor of the Company, and returned the case to the trial court for further hearings. The Company is currently appealing the trial court’s decision not to grant a new trial in this matter in spite of the Supreme Court decision. As a result of this new appeal, the Company was required during the second quarter of 2016 to post approximately $1,600,000 as security to proceed with the current appeal, and that collateral security is included in Other Long Term Assets as of June 30, 2017.

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

In May 2016, a putative class action case had been filed against the Company and other parties in U.S. District Court in the Western District of Missouri, titled George v. Powercet Corporation, et. al.; however, that case was dismissed by the court without prejudice in December 2016. Plaintiffs have recently filed a similar complaint in Missouri state court, which was removed to U.S. District Court in the Western District of Missouri.

The Company has in place commercial general liability insurance policies that cover the Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $1,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $1,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims is estimated to not exceed approximately $4,000,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered and outstanding settlements for existing claims. The liabilities recorded on the Company’s books at June 30, 2017 and December 31, 2016 were $337,000 and $273,000, respectively, and are included in Other Liabilities.

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

Grants of Phantom Stock Units. As of December 31, 2016, the Company had 23,671 unvested units outstanding, all of which were granted at Full Value. On February 14, 2017, the Company granted an additional 7,750 Full Value Units with a fair value of $41.68 per unit on grant date, using historical volatility. As of June 30, 2017, the Company had 20,962 unvested units outstanding.

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

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense as of June 30, 2017.

The total Phantom Stock related liability as of June 30, 2017 was $1,664,000 of which $694,000 is included in Other Liabilities, as it is expected to be paid in February 2018, and the balance of $970,000 is included in Other Long Term Liabilities. At December 31, 2016, the total Phantom Stock liability was $1,624,000, with $506,000 in Other Liabilities, and $1,118,000 included in Other Long Term Liabilities.

Related to the Phantom Stock Plan, in accordance with FASB ASC Topic 718, Stock Compensation, the Company recorded compensation expense of approximately $468,000 and $296,000 for the six months ended June 30, 2017 and 2016, respectively. Compensation income or expense for a given period largely depends upon fluctuations in the Company’s stock price.

The following table summarizes information about the Company’s nonvested phantom stock Units at June 30, 2017:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2016	23,671	$27.87
Granted	7,750	$41.68
Vested	(10,459)	$25.73
Forfeited	—	—
Canceled	—	—
Nonvested at June 30, 2017	20,962	$34.63
Phantom Stock Unit Awards Expected to Vest	20,962	$34.63

The total unrecognized compensation costs calculated at June 30, 2017 are $1,036,000 which will be recognized through February of 2020. The Company will recognize the related expense over the weighted average period of 1.5 years.

7. SHAREHOLDERS’ EQUITY

As of June 30, 2017 and December 31, 2016, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share. At both dates, the number of shares issued was 10,153,633, and the total number of outstanding shares was 10,091,822, with the 61,811 variance representing shares held in Treasury.

On June 9, 2017, the Company announced that the Board of Directors (Board) declared a quarterly dividend of $0.22 per share to all Shareholders of record as of June 20, 2017, payable on July 3, 2017. The total payment to shareholders made in July 2017 was $2,220,000. In declaring this regular dividend, the Board has revised its dividend policy to establish a record of paying regular quarterly dividends. In determining the amount of a regular quarterly dividend, the Board will review the cash needs of the Company, the results of operations, financial condition, capital expenditure plans, possible acquisitions, as well as such other factors as the Board may consider relevant.

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

On April 4, 2014, the Company’s Board of Directors authorized an extension of its stock repurchase program without expiration, up to a maximum amount of $1,000,000. The original program established in December of 2007 authorized the purchase of up to $5,000,000 of its common stock. The purchases may be made from time-to-time in the open market or in privately negotiated transactions, depending on market and business conditions. The Board retained the right to cancel, extend, or expand the share buyback program, at any time and from time-to-time. Since inception, the Company has purchased a total of 61,811 shares for approximately $932,000, or approximately $15 per share. The Company has not made any stock repurchases since 2009.

8. RELATED PARTY TRANSACTIONS

From time to time the Company may have related party transactions (RPT’s). In short, RPT’s represent any transaction between the Company and any Company employee, director or officer, or any related entity, or relative, etc. The Company performs a review of transactions each year to determine if any RPT’s exist. Through this investigation, the Company is currently not aware of any related party transactions between the Company and any of its current employees, directors or officers outside the scope of their normal business functions or expected contractual duties. The Company does however on occasion share a small amount of services with its former parent Mestek, Inc., mostly related to board meeting expenses. Additionally, the Company is aware of transactions between a few service providers which employ individuals indirectly associated to Omega Flex employees, but these have been determined to be independent transactions with no indication that they are influenced by the related relationships. Lastly, the Company has a note agreement with its UK noncontrolling interest in the amount of £100,000, which is secured by any future distributions that the UK subsidiary may elect to make.

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

The Company’s business is managed as a single operating segment that consists of the manufacture and sale of flexible metal hose and accessories. The Company’s products are concentrated in residential and commercial construction, and general industrial markets, with a comprehensive portfolio of intellectual property and patents issued in various countries around the world. The Company’s primary product, flexible gas piping, is used for gas piping within residential and commercial buildings. Through its flexibility and ease of use, the Company’s TracPipe® and TracPipe® CounterStrike® flexible gas piping, along with its fittings distributed under the trademarks AutoSnap® and AutoFlare®, allows users to substantially cut the time required to install gas piping, as compared to traditional methods. The Company’s products are primarily manufactured at its Exton, Pennsylvania facilities in the United States, and in Banbury, Oxfordshire in the United Kingdom. A majority of the Company’s sales across all industries are generated through independent outside sales organizations such as sales representatives, wholesalers and distributors, or a combination of both. The Company has a broad distribution network in North America and to a lesser extent in other global markets.

CHANGES IN FINANCIAL CONDITION

The Company’s cash balance of $28,568,000 at June 30, 2017, decreased $6,750,000 (19.1%) from the $35,318,000 balance at December 31, 2016. The Company paid a dividend of $8,578,000 during the first quarter of 2017 which was accrued at December 31, 2016, and also purchased a building in Exton, PA for approximately $2,500,000 in February 2017. Additionally, consistent with prior years, the Company paid a significant amount of cash during the first quarter for items that were accrued as of the end of the preceding year, such as sales incentive programs and incentive compensation. Those cash outflows were partially offset by income generated from operations during 2017.

Property and Equipment was $7,036,000 at June 30, 2017, compared to $4,402,000 at December 31, 2016, increasing $2,634,000 (59.8%). As noted above, the Company purchased a building in Exton, PA for approximately $2,500,000. This facility was previously leased.

Accrued Compensation was $2,237,000 at June 30, 2017, compared to $4,319,000 at December 31, 2016, decreasing $2,082,000 (48.2%). A significant portion of the liability that existed at year end related to incentive compensation earned in 2016. As is customary, the liability was then paid during the first quarter of the following year, or 2017, thus diminishing the balance. The liability now represents amounts earned during the current year.

Dividends Payable was $2,220,000 and $8,578,000 at June 30, 2017 and December 31, 2016, respectively, decreasing $6,358,000 (74.1%). On June 9, 2017, the Company announced that it would pay a regular quarterly dividend in the amount of $0.22 per share, which was then paid to shareholders in July 2017. At December 31, 2016, Dividends Payable reflected the $0.85 special dividend per share declared by the Board earlier that month. This dividend was then paid to shareholders in January of 2017. This also reduced the Company’s cash balance, as described above.

RESULTS OF OPERATIONS

Three-months ended June 30, 2017 vs. June 30, 2016

The Company reported comparative results from operations for the three-months ended June 30, 2017 and 2016 as follows:

	Three-months ended June 30,
	(in thousands)

	2017	2017	2016	2016
	($000)		($000)
Net Sales	$23,805	100.0%	$23,840	100.0%
Gross Profit	$14,142	59.4%	$14,689	61.6%
Operating Profit	$4,435	18.6%	$5,693	23.9%

Net Sales. The Company’s 2017 second quarter net sales (sales) of $23,805,000 were largely consistent with the second quarter of 2016, which were $23,840,000. Net Sales for the second quarter of 2017 were diminished primarily by an increase in customer promotional incentives.

Gross Profit. The Company’s gross profit margins were 59.4% and 61.6% for the three-months ended June 30, 2017 and 2016, respectively. The Company incurred higher raw material costs in comparison to the second quarter of 2016, which have been addressed through our own pricing actions to offset the imbalance.

Selling Expense. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $4,046,000 and $3,900,000 for the three-months ended June 30, 2017 and 2016, respectively, representing an increase of $146,000 (3.7%). As a percent of sales, Selling expenses were 17.0% for the three-months ended June 30, 2017, compared to 16.4% for the three-months ended June 30, 2016.

General and Administrative Expense. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services. General and administrative expenses were $4,799,000 and $4,317,000 for the three-months ended June 30, 2017 and 2016, respectively, increasing $482,000 or 11.2% between periods. The increase was related to various factors, including additional expenses accrued related to the Company’s phantom stock plan, resulting primarily from an increase in the Company’s stock price. To a lesser extent, the Company also recognized an increase in insurance costs. As a percentage of sales, general and administrative expenses were 20.2% and 18.1% for the three months ended June 30, 2017 and 2016, respectively.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes. Engineering expenses increased $83,000 (10.7%) for the quarter. They were $862,000 and $779,000 for the three months ended June 30, 2017 and 2016, respectively. Engineering expenses as a percentage of sales were 3.6% and 3.3% for the three months ended June 30, 2017, and 2016, respectively.

Operating Profit. Reflecting all of the factors mentioned above, operating profits decreased by $1,258,000, or 22.1% compared to last year. The Company had a profit of $4,435,000 in the three-month period ended June 30, 2017, versus a profit of $5,693,000 in the three-months ended June 30, 2016.

Interest Income. Interest income is recorded on cash investments, and when applicable, interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. The Company recognized a modest amount of interest income for the second quarter of 2017 and 2016.

Other Income (Expense). Other income (expense) primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our United Kingdom (“UK”) subsidiary. During June of 2016, the British Pound weakened, largely as a result of the UK’s vote to exit the European Union. As a result the Company recognized currency related losses of $132,000 for the second quarter of 2016. The British Pound has stabilized during 2017 and for the second quarter of 2017, the Company recognized $18,000 of Other Income.

Income Tax Expense. Income tax expense was $1,394,000 for the second quarter of 2017, compared to $1,824,000 for the same period in 2016. The $430,000 decrease was primarily due to lower income before taxes. The Company’s effective tax rate in 2017 approximates the 2016 rate and does not differ materially from expected statutory rates.

Six-months ended June 30, 2017 vs. June 30, 2016

The Company reported comparative results from operations for the six-months ended June 30, 2017 and 2016 as follows:

	Six-months ended June 30,
	(in thousands)

	2017	2017	2016	2016
	($000)		($000)
Net Sales	$49,412	100.0%	$44,466	100.0%
Gross Profit	$29,478	59.7%	$27,181	61.1%
Operating Profit	$10,639	21.5%	$9,714	21.9%

Net Sales. The Company’s sales for the first six months of 2017 increased $4,946,000, or 11.1% over the same period in 2016, ending at $49,412,000 and $44,466,000 in 2017 and 2016, respectively. The majority of the sales growth is the result of an increase in unit volume.

Gross Profit. The Company’s gross profit margins have decreased between the two periods, being 59.7% and 61.1% for the six-months ended June 30, 2017 and 2016, respectively. The Company incurred higher raw material costs during the first half of 2017 in comparison to the same period last year, which have been addressed through the Company’s own pricing actions to offset the imbalance.

Selling Expense. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $8,352,000 and $7,753,000 for the six-months ended June 30, 2017 and 2016, respectively, representing an increase of $599,000 or 7.7%. There was an increase in freight and commissions, which largely move in relation to sales, and there were also additional staffing related expenses. Selling expense as a percent of sales was 16.9% for the six-months ended June 30, 2017, and 17.4% for the six-months ended June 30, 2016.

General and Administrative Expense. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services. General and administrative expenses were $8,817,000 and $8,223,000 for the six-months ended June 30, 2017 and 2016, respectively, increasing $594,000 (7.2%) between periods. Incentive compensation was higher primarily as a result of higher profits, and there were additional expenses incurred related to the Company’s phantom stock plan, resulting primarily from the recent increase in the Company’s stock price. To a lesser extent, the Company also recognized an increase in insurance costs. The impact of those items were however softened by a decrease in legal and product liability related defense costs, which were higher during the first half of 2016 due to a few specific matters which required a heightened defense. As a percentage of sales, general and administrative expenses decreased to 17.8% for the six-months ended June 30, 2017 from 18.5% for the six months ended June 30, 2016.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes. Engineering expenses increased $179,000 or 12.0% between periods, as they were $1,670,000 and $1,491,000 for the six months ended June 30, 2017 and 2016, respectively. Engineering expenses were consistent as a percentage of sales, being 3.4% for the six months ended June 30, 2017 and 2016.

Operating Profit. Reflecting all of the factors mentioned above, operating profits were up $925,000 or 9.5%, ending with a profit of $10,639,000 for the first half of 2017, compared to $9,714,000 in 2016.

Interest Income. Interest income is recorded on cash investments, and when applicable, interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. There was $49,000 of interest income recorded during the first six months of 2017, and $40,000 during the same period in 2016.

Other Income (Expense). Other income (expense) primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our UK subsidiary. During June of 2016, the British Pound weakened, largely as a result of the UK’s vote to exit the European Union. As a result the Company recognized currency related losses of $178,000 for the six months ended June 30, 2016. The British Pound has stabilized in 2017, and during the first six months of 2017, the Company recognized a loss of only $22,000.

Income Tax Expense. Income tax expense was $3,399,000 for the first six months of 2017, compared to $3,132,000 for the same period in 2016, increasing by $267,000, largely in correlation with the change in income before taxes. The Company’s effective tax rate in 2017 approximates the 2016 rate and does not differ materially from expected statutory rates.

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

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on any known collection issues, historical experience, and other currently available evidence. The reserve for future credits, discounts, and doubtful accounts was $839,000 and $926,000 as of June 30, 2017 and December 31, 2016, respectively. In regards to identifying uncollectible accounts, the Company reviews an aging report on a consistent basis to determine past due accounts, and utilizes a well established credit rating agency. The Company charges off those accounts that are deemed uncollectible once all collection efforts have been exhausted.

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

Goodwill

In accordance with Financial Accounting Standards Board (FASB) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2016. This analysis did not indicate any impairment of goodwill. There were no circumstances that indicate that Goodwill might be impaired at June 30, 2017.

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

Currency Translation

Assets and liabilities denominated in foreign currencies, most of which relate to our United Kingdom subsidiary whose functional currency is British pound sterling, are translated into U.S. dollars at exchange rates prevailing on the balance sheet dates. The statements of income are translated into U.S. dollars at average exchange rates for the period. Adjustments resulting from the translation of financial statements are excluded from the determination of income and are accumulated in a separate component of shareholders’ equity. Exchange gains and losses resulting from foreign currency transactions are included in the statements of income (other income (expense)) in the period in which they occur.

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

Other Comprehensive Income

For the three and six months ended June 30, 2017 and 2016, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentration

The Company has one significant customer who represents more than 10% of the Company’s Net Sales for the three and six months ended June 30, 2017 and 2016, and more than 10% of the Company’s Accounts Receivable balance at June 30, 2017 and December 31, 2016. Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are discussed in detail in the Company’s December 31, 2016 Form 10-K, and there has been no significant change as of this quarterly report.

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

As of June 30, 2017, the Company had a cash balance of $28,568,000. Additionally, the Company has a $15,000,000 line of credit available with Santander, as discussed in detail in Note 4, which had no borrowings outstanding upon it at June 30, 2017. At December 31, 2016, the Company had cash of $35,318,000, and also had no borrowings against the line of credit at that time.

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For the first six months of 2017, the Company’s cash provided from operating activities was $4,355,000, compared to $4,378,000 of cash provided during the first half of 2016, thus decreasing by $23,000 between periods. While the overall change between periods of $23,000 was insignificant, it was the result of various larger fluctuations, which mostly offset. Regarding the increases, the Company grew Net Income by $823,000, which increased cash, additionally, there were increases in cash attributable to Other Assets, and Accrued Commissions and Sales Incentives of $1,812,000 and $960,000, respectively. Last year the Company posted a $1,600,000 security deposit to proceed with further hearings related to the Company’s 2010 Pennsylvania Claim, which was recorded in Other Assets, while there was no such event in the current year. Accrued Commissions and Sales Incentives typically fluctuate based upon sales volume, and our customer’s ability to achieve sales growth over the previous year. A good portion of the sales incentives programs are accrued though the year, and paid in the following year. The accrual for sales incentives was higher in 2015, thus leading to higher payouts in 2016, while the accrual at the end of the year in 2016 and eventual payout in 2017 was not as significant. The more significant decreases to cash from operating activities related to Accounts Receivable and Inventory, which decreased $1,851,000 and $2,165,000, respectively. The reduction in Accounts Receivable was mostly timing related based upon payment terms and normal cash collection. A greater portion of cash generated from sales during the last portion of 2015 flowed into 2016 than was experienced with cash collection in 2017 from 2016 sales. Regarding inventory, the Company had a program in place during 2016 to reduce inventory levels, while the inventory purchases during 2017 are of a more normal nature.

Investing Activities

Cash used in investing activities for the first six months of 2017 and 2016 was $2,862,000 and $91,000, respectively, reflecting a $2,771,000 increase in cash used between periods. The Company purchased a building in Exton, PA for approximately $2,500,000 in February 2017. All other investing activities related to capital expenditures for both periods.

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

The Company did not borrow any funds from its line of credit during the first six months of 2017 or 2016, and had no outstanding borrowings on its line of credit as of June 30, 2017, or as of December 31, 2016.

CONTINGENT LIABILITIES AND GUARANTEES

See Note 5 to the Company’s condensed consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Item 7 of the Company’s 2016 Form 10-K under the caption “Off-Balance Sheet Obligations or Arrangements”.

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

Item 4 – Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

At the end of the fiscal second quarter of 2017, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission. The Company’s management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934. Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”). Most of the Claims, including a putative class-action claim, relate to potential lightning damage to our flexible gas piping products, which impact legal and product liability related expenses. The Company does not believe the Claims have legal merit, and therefore has commenced a vigorous defense in response to the Claims. It is possible that the Company may incur increased litigation costs in the future due to a variety of factors, including higher numbers of Claims, higher legal costs, and higher insurance deductibles or retentions.

In 2010, the Company took its first Claim to trial in Pennsylvania, and the jury returned a verdict that the Company was not negligent in designing and selling the TracPipe® product, but also returned a verdict for plaintiff on strict liability. The Company appealed that portion of the verdict, and in December 2014, the Supreme Court of Pennsylvania ruled in favor of the Company, and returned the case to the trial court for further hearings. The Company is currently appealing the trial court’s decision not to grant a new trial in this matter in spite of the Supreme Court decision. As a result of this new appeal, the Company was required during the second quarter of 2016 to post approximately $1,600,000 as security to proceed with the current appeal, and that collateral security is included in Other Long Term Assets as of June 30, 2017.

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

In May 2016, a putative class action case had been filed against the Company and other parties in U.S. District Court in the Western District of Missouri, titled George v. Powercet Corporation, et. al.; however, that case was dismissed by the court without prejudice in December 2016. Plaintiffs have recently filed a similar complaint in Missouri state court, which was removed to U.S. District Court in the Western District of Missouri.

The Company has in place commercial general liability insurance policies that cover the Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $1,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $1,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims is estimated to not exceed approximately $4,000,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered and outstanding settlements for existing claims. The liabilities recorded on the Company’s books at June 30, 2017 and December 31, 2016 were $337,000 and $273,000, respectively, and are included in Other Liabilities.

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

OMEGA FLEX, INC.
(Registrant)

Date: August 7, 2017	By:	/S/ Paul J. Kane
Paul J. Kane
Vice President – Finance
and Chief Financial Officer