Form 10-Q
period 2017-09-30
Omega Flex, Inc.
filed 2017-11-06
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 2017

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

The number of shares of the registrant’s common stock outstanding as of September 30, 2017 was 10,091,822.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$31,607	$35,318
Accounts Receivable - less allowances of $912 and $926, respectively	15,949	15,005
Inventories-Net	8,306	7,372
Other Current Assets	2,442	1,981

Total Current Assets	58,304	59,676

Property and Equipment-Net	7,017	4,402
Goodwill-Net	3,526	3,526
Deferred Taxes	20	19
Other Long Term Assets	3,053	2,939

Total Assets	$71,920	$70,562

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,163	$2,311
Accrued Compensation	3,394	4,319
Accrued Commissions and Sales Incentives	4,277	3,700
Dividends Payable	2,220	8,578
Taxes Payable	553	487
Other Liabilities	3,855	3,340

Total Current Liabilities	16,462	22,735

Deferred Taxes	28	145
Other Long Term Liabilities	1,772	1,621

Total Liabilities	18,262	24,501

Commitments and Contingencies (Note 5)

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 Shares: authorized 20,000,000, issued 10,153,633 and outstanding 10,091,822 at both September 30, 2017 and December 31, 2016	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	10,808	10,808
Retained Earnings	43,201	36,455
Accumulated Other Comprehensive Loss	(1,000)	(1,685)
Total Omega Flex, Inc. Shareholders’ Equity	53,110	45,679
Noncontrolling Interest	548	382

Total Shareholders’ Equity	53,658	46,061

Total Liabilities and Shareholders’ Equity	$71,920	$70,562

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three-months ended		For the nine-months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Amounts in Thousands, except earnings per Common Share)

Net Sales	$24,923	$23,942	$74,335	$68,408

Cost of Goods Sold	9,716	9,165	29,650	26,450

Gross Profit	15,207	14,777	44,685	41,958

Selling Expense	4,004	3,913	12,356	11,666
General and Administrative Expense	4,495	4,209	13,312	12,432
Engineering Expense	798	808	2,468	2,299

Operating Profit	5,910	5,847	16,549	15,561

Interest Income	27	28	76	68
Other Income (Expense)	4	(110)	(18)	(288)

Income Before Income Taxes	5,941	5,765	16,607	15,341

Income Tax Expense	1,895	1,848	5,294	4,980

Net Income	4,046	3,917	11,313	10,361
Less: Net Income attributable to the Noncontrolling Interest	(32)	(29)	(127)	(117)

Net Income attributable to Omega Flex, Inc.	$4,014	$3,888	$11,186	$10,244

Basic and Diluted Earnings per Common Share	$0.40	$0.39	$1.11	$1.02

Cash Dividends Declared per Common Share	$0.22	$0.00	$0.44	$0.00

Basic and Diluted Weighted-Average Shares Outstanding	10,092	10,092	10,092	10,092

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three-months ended		For the nine-months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Amounts in Thousands)		(Amounts in Thousands)

Net Income	$4,046	$3,917	$11,313	$10,361

Other Comprehensive Income, Net of Tax:
Foreign Currency Translation Adjustment, Net of Tax	299	(110)	724	(724)
Other Comprehensive Income, Net of Tax	299	(110)	724	(724)

Comprehensive Income	4,345	3,807	12,037	9,637

Less: Comprehensive Income Attributable to the Noncontrolling Interest	(48)	(23)	(166)	(77)

Total Comprehensive Income	$4,297	$3,784	$11,871	$9,560

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
	(Dollars in Thousands)

Balance - December 31, 2016	10,091,822	$102	($1)	$10,808	$36,455	($1,685)	$382	$46,061

Net Income					11,186		127	11,313
Cumulative Translation Adjustment						685	39	724
Dividends Declared					(2,220)			(2,220)
Dividends Paid					(2,220)			(2,220)

Balance - September 30, 2017	10,091,822	$102	($1)	$10,808	$43,201	($1,000)	$548	$53,658

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine-months ended
	September 30,
	2017	2016
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net Income	$11,313	$10,361
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
Non-Cash Compensation Expense	855	409
Depreciation and Amortization	362	342
Provision for Losses on Accounts Receivable	(14)	(63)
Provision for Inventory Reserves	118	33
Deferred Taxes	(117)	164
Changes in Assets and Liabilities:
Accounts Receivable	(783)	1,129
Inventories	(945)	1,373
Other Assets	(564)	(3,155)
Accounts Payable	(189)	(410)
Accrued Compensation	(971)	(1,479)
Accrued Commissions and Sales Incentives	569	(1,076)
Other Liabilities	(193)	(303)
Net Cash Provided by Operating Activities	9,441	7,325

Cash Flows from Investing Activities:
Capital Expenditures	(2,973)	(191)
Net Cash Used in Investing Activities	(2,973)	(191)

Cash Flows from Financing Activities:
Dividends Paid	(10,798)	(8,578)
Net Cash Used in Financing Activities	(10,798)	(8,578)

Net (Decrease) in Cash and Cash Equivalents	(4,330)	(1,444)
Translation effect on cash	619	(543)
Cash and Cash Equivalents – Beginning of Period	35,318	30,152

Cash and Cash Equivalents – End of Period	$31,607	$28,165

Supplemental Disclosure of Cash Flow Information:

Cash paid for Income Taxes	$5,443	$5,025

Cash paid for Interest	$—	$—

Declared Dividend	$2,220	$—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). The Company’s unaudited condensed consolidated financial statements for the quarter ended September 30, 2017 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K). All material inter-company accounts and transactions have been eliminated in consolidation. It is Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature or a description is provided for any adjustments that are not of a normal recurring nature.

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

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on any known collection issues, historical experience, and other currently available evidence. The reserve for future credits, discounts, and doubtful accounts was $912,000 and $926,000 as of September 30, 2017 and December 31, 2016, respectively. In regards to identifying uncollectible accounts, the Company reviews an aging report on a consistent basis to determine past due accounts, and utilizes a well-established credit rating agency. The Company charges off those accounts that are deemed uncollectible once all collection efforts have been exhausted.

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

Goodwill

In accordance with Financial Accounting Standards Board (FASB) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2016. This analysis did not indicate any impairment of goodwill. There were no circumstances that indicate that Goodwill might be impaired at September 30, 2017.

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

Other Comprehensive Income

For the three and nine months ended September 30, 2017 and 2016, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentration

The Company has one significant customer who represents more than 10% of the Company’s Net Sales for the three and nine months ended September 30, 2017 and 2016, and more than 10% of the Company’s Accounts Receivable balance at September 30, 2017 and December 31, 2016. Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are discussed in detail in the Company’s December 31, 2016 Form 10-K, and there has been no significant change as of this quarterly report.

Subsequent Events

The Company evaluates all events or transactions through the date of the related filing that may have a material impact on its condensed consolidated financial statements. Refer to Note 9 of the condensed consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. The updated standard becomes effective for the Company in the first quarter of fiscal year 2018. The Company plans to adopt the revenue guidance effective January 1, 2018, using the modified retrospective approach. The Company has substantially completed its assessment of the potential impact on its financial statements and currently does not expect the adoption to have a material impact on its financial statements or related disclosures. Further, it does not expect to change the manner or timing of recognizing revenue as a majority of its revenue transactions are recognized when product is shipped.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this ASU, lessees are required to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases. By definition, a short-term lease is one in which: (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect an accounting policy by class of underlying asset under which right-of-use assets and lease liabilities are not recognized and lease payments are generally recognized as expense over the lease term on a straight-line basis. This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under the legacy lease accounting guidance. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating its population of leases, and is continuing to assess all potential impacts of the standard, but currently believes the most significant impact relates to its accounting for real estate operating leases. The Company anticipates recognition of additional assets and corresponding liabilities related to leases upon adoption, but has not quantified these amounts at this time. The Company plans to adopt the standard effective January 1, 2019.

3. INVENTORIES

Inventories, net of reserves consisted of the following:

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Finished Goods	$5,640	$5,254
Raw Materials	2,666	2,118
Inventories-Net	$8,306	$7,372

4. LINE OF CREDIT

As of October 2, 2017, the Company agreed to new proposed terms provided by Santander Bank, N.A. (“Santander”) which would allow the Company to potentially borrow up to $20,000,000 on an unsecured line of credit for a period of five years with interest rates slightly more favorable to the Company than provided in the December 29, 2014 agreement, which is detailed below. The revised formal Revolving Line of Credit Note and Loan Agreement are currently being constructed, with finalization anticipated on or before December 31, 2017.

On December 29, 2014, the Company entered into an Amended and Restated Committed Revolving Line of Credit Note (“the Line”) and a Second Amendment to the Loan Agreement with Santander. The Line facility in the maximum amount of $15,000,000, has a five year term maturing on December 31, 2019, with funds available for working capital purposes and to fund dividends, and is unsecured. The Line provides for the payment of any borrowings at an interest rate of either LIBOR plus 1.00% to plus 1.35% (for borrowings with a fixed term of 30, 60, or 90 days), or Prime from 0.00% to plus 0.10%, depending upon the Company’s then existing financial ratios. At September 30, 2017, the Company’s financial ratios would allow for the most favorable rate under the agreement’s range, which would be a rate of 2.3%. Under the terms of the agreement, the Company is required to pay on a quarterly basis an unused facility fee equal to 10 basis points of the average unused balance of the total Line commitment.

As of September 30, 2017 and December 31, 2016, the Company had no outstanding borrowings on its line of credit, and was in compliance with all debt covenants.

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

The Company has salary continuation agreements with one current employee, and one former employee who retired at the end of 2010. These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement at age 65. The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments associated with these agreements is $509,000 at September 30, 2017, of which $497,000 is included in Other Long Term Liabilities, and the remaining current portion of $12,000 is included in Other Liabilities, associated with the retired employee previously noted who is now receiving benefit payments. The December 31, 2016 liability of $515,000, had $503,000 reported in Other Long Term Liabilities, and a current portion of $12,000 in Other Liabilities.

The Company has obtained and is the beneficiary of three whole life insurance policies with respect to the two employees discussed above, and one other employee policy. The cash surrender value of such policies (included in Other Long Term Assets) amounts to $1,257,000 at September 30, 2017 and $1,169,000 at December 31, 2016.

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

Contingencies:

In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”). Most of the Claims, including a putative class-action claim, relate to potential lightning damage to our flexible gas piping products, which impact legal and product liability related expenses. The Company does not believe the Claims have legal merit, and therefore has commenced a vigorous defense in response to the Claims. It is possible that the Company may incur increased litigation costs in the future due to a variety of factors, including a higher numbers of Claims, higher legal costs, and higher insurance deductibles or retentions.

In 2010, the Company took its first Claim to trial in Pennsylvania, and the jury returned a verdict that the Company was not negligent in designing and selling the TracPipe® product, but also returned a verdict for plaintiff on strict liability. The Company appealed that portion of the verdict, and in December 2014, the Supreme Court of Pennsylvania ruled in favor of the Company, and returned the case to the trial court for further hearings. The Company is currently appealing the trial court’s decision not to grant a new trial in this matter in spite of the Supreme Court decision. As a result of this new appeal, the Company was required during the second quarter of 2016 to post approximately $1,600,000 as security to proceed with the current appeal, and that collateral security is included in Other Long Term Assets as of September 30, 2017.

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

In March 2017, a putative class action case was re-filed against the Company and other parties in Missouri state court after the predecessor case was dismissed without prejudice by the federal court. The Company is vigorously defending the case.

The Company has in place commercial general liability insurance policies that cover the Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $1,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $1,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims is estimated to not exceed approximately $3,600,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered and outstanding settlements for existing claims. The liabilities recorded on the Company’s books at September 30, 2017 and December 31, 2016 were $300,000 and $273,000, respectively, and are included in Other Liabilities.

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

Grants of Phantom Stock Units. As of December 31, 2016, the Company had 23,671 unvested units outstanding, all of which were granted at Full Value. On February 14, 2017, the Company granted an additional 7,750 Full Value Units with a fair value of $41.68 per unit on grant date, using historical volatility. As of September 30, 2017, the Company had 20,046 unvested units outstanding.

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

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense as of September 30, 2017.

The total Phantom Stock related liability as of September 30, 2017 was $2,051,000 of which $776,000 is included in Other Liabilities, as it is expected to be paid in February 2018, and the balance of $1,275,000 is included in Other Long Term Liabilities. At December 31, 2016, the total Phantom Stock liability was $1,624,000, with $506,000 in Other Liabilities, and $1,118,000 included in Other Long Term Liabilities.

Related to the Phantom Stock Plan, in accordance with FASB ASC Topic 718, Stock Compensation, the Company recorded compensation expense of approximately $855,000 and $409,000 for the nine months ended September 30, 2017 and 2016, respectively. Compensation income or expense for a given period largely depends upon fluctuations in the Company’s stock price.

The following table summarizes information about the Company’s nonvested phantom stock Units at September 30, 2017:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2016	23,671	$27.87
Granted	7,750	$41.68
Vested	(11,375)	$26.26
Forfeited	—	—
Canceled	—	—
Nonvested at September 30, 2017	20,046	$34.74
Phantom Stock Unit Awards Expected to Vest	20,046	$34.74

The total unrecognized compensation costs calculated at September 30, 2017 are $977,000 which will be recognized through February of 2020. The Company will recognize the related expense over the weighted average period of 1.3 years.

7. SHAREHOLDERS’ EQUITY

As of September 30, 2017 and December 31, 2016, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share. At both dates, the number of shares issued was 10,153,633, and the total number of outstanding shares was 10,091,822, with the 61,811 variance representing shares held in Treasury.

During 2017, the Board of Directors (Board) revised its dividend policy to allow for and establish a record of paying regular quarterly dividends. In furtherance of this policy, the Company announced on June 9, 2017 and again on September 11, 2017 that the Board had approved a quarterly dividend in the amount of $0.22 per share to all Shareholders of record, amounting to payments of $2,220,000 in July and October 2017. In determining the amount of a regular quarterly dividend, the Board will review the cash needs of the Company, the results of operations, financial condition, capital expenditure plans, possible acquisitions, as well as such other factors as the Board may consider relevant.

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

8. RELATED PARTY TRANSACTIONS

From time to time the Company may have related party transactions (RPT’s). In short, RPT’s represent any transaction between the Company and any Company employee, director or officer, or any related entity, or relative, etc. The Company performs a review of transactions each year to determine if any RPT’s exist. Through this investigation, the Company is currently not aware of any related party transactions between the Company and any of its current directors or officers outside the scope of their normal business functions or expected contractual duties. The Company does on occasion share a small amount of services with its former parent Mestek, Inc., mostly related to board meeting expenses. Additionally, the Company is aware of transactions between a few service providers which employ individuals indirectly associated to Omega Flex employees, but these have been determined to be independent transactions with no indication that they are influenced by the related relationships. The Company currently also has note agreement assets with related parties amounting to approximately $145,000, which are contractually secured by the Company.

9. SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred through the date of this filing. With the exception of the new proposed line of credit terms agreed to with Santander on October 2, 2017, as described in Note 4, the Company did not have any material subsequent events that impacted its condensed consolidated financial statements during the period.

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

CHANGES IN FINANCIAL CONDITION

The Company’s cash balance of $31,607,000 at September 30, 2017, decreased $3,711,000 (10.5%) from the $35,318,000 balance at December 31, 2016. The Company paid a dividend of $8,578,000 during the first quarter of 2017 which was accrued at December 31, 2016, and also purchased a building in Exton, PA for approximately $2,500,000 in February 2017. In July of 2017, the Company paid another dividend in the amount of $2,220,000, as detailed below, and in Note 6, “Shareholders’ Equity”. Those cash outflows were partially offset by income generated from operations during 2017.

Property and Equipment was $7,017,000 at September 30, 2017, compared to $4,402,000 at December 31, 2016, increasing $2,615,000 (59.4%). As noted above, the Company purchased a building in Exton, PA for approximately $2,500,000. This facility was previously leased.

Dividends Payable was $2,220,000 and $8,578,000 at September 30, 2017 and December 31, 2016, respectively, decreasing $6,358,000 (74.1%). On June 9, 2017, the Company announced that it would pay a regular quarterly dividend in the amount of $0.22 per share, which was then paid to shareholders in July 2017. At December 31, 2016, Dividends Payable reflected the $0.85 special dividend per share declared by the Board earlier that month. This dividend was then paid to shareholders in January of 2017, thus reducing the cash balance, as described above.

RESULTS OF OPERATIONS

Three-months ended September 30, 2017 vs. September 30, 2016

The Company reported comparative results from operations for the three-months ended September 30, 2017 and 2016 as follows:

	Three-months ended September 30,
	(in thousands)
	2017	2017	2016	2016
	($000)		($000)
Net Sales	$24,923	100.0%	$23,942	100.0%
Gross Profit	$15,207	61.0%	$14,777	61.7%
Operating Profit	$5,910	23.7%	$5,847	24.4%

Net Sales. The Company’s 2017 third quarter net sales (sales) of $24,923,000 were $981,000 (4.1%) higher than the third quarter of 2016, which were $23,942,000. It should be noted that the increase in sales has been accomplished despite higher sales deductions for items such as promotional incentive costs, as more customers have been able to earn higher payouts based upon growth.

Gross Profit. The Company’s gross profit margins for the three-months ended September 30, 2017 and 2016, were largely consistent, being 61.0% and 61.7%, respectively.

Selling Expense. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $4,004,000 and $3,913,000 for the three-months ended September 30, 2017 and 2016, respectively, representing an increase of $91,000 (2.3%). As a percent of sales, Selling expenses were 16.1% for the three-months ended September 30, 2017, compared to 16.3% for the three-months ended September 30, 2016.

General and Administrative Expense. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services. General and administrative expenses were $4,495,000 and $4,209,000 for the three-months ended September 30, 2017 and 2016, respectively, increasing $286,000 or 6.8% between periods. The increase was related to various factors, including additional expenses accrued related to the Company’s phantom stock plan, resulting primarily from an increase in the Company’s stock price, and there was also an increase in insurance costs. The impact of these costs were however softened by a decrease in legal and product liability related defense costs. As a percentage of sales, general and administrative expenses were 18.0% and 17.6% for the three months ended September 30, 2017 and 2016, respectively.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes. Engineering expenses were $798,000 and $808,000 for the three months ended September 30, 2017 and 2016, respectively. Engineering expenses as a percentage of sales were 3.2% and 3.4% for the three months ended September 30, 2017, and 2016, respectively.

Operating Profit. Reflecting all of the factors mentioned above, operating profits increased by $63,000, or 1.0% compared to last year. The Company had a profit of $5,910,000 in the three-month period ended September 30, 2017, versus a profit of $5,847,000 in the three-months ended September 30, 2016.

Interest Income. Interest income is recorded on cash investments, and when applicable, interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. The Company recognized a modest amount of interest income for the third quarter of 2017 and 2016.

Other Income (Expense). Other income (expense) primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our United Kingdom (“UK”) subsidiary. During 2016, the British Pound weakened, largely as a result of the UK’s vote to exit the European Union. As a result, the Company recognized currency related losses of $110,000 for the third quarter of 2016. The British Pound has stabilized during 2017 and for the third quarter of 2017, the Company recognized $4,000 of other income.

Income Tax Expense. Income tax expense was $1,895,000 for the third quarter of 2017, compared to $1,848,000 for the same period in 2016. The $47,000 increase was primarily due to higher income before taxes. The Company’s effective tax rate in 2017 approximates the 2016 rate and does not differ materially from expected statutory rates.

Nine-months ended September 30, 2017 vs. September 30, 2016

The Company reported comparative results from operations for the nine-months ended September 30, 2017 and 2016 as follows:

	Nine-months ended September 30,
	(in thousands)
	2017	2017	2016	2016
	($000)		($000)
Net Sales	$74,335	100.0%	$68,408	100.0%
Gross Profit	$44,685	60.1%	$41,958	61.3%
Operating Profit	$16,549	22.3%	$15,561	22.8%

Net Sales. The Company’s sales for the first nine months of 2017 increased $5,927,000, or 8.7% over the same period in 2016, ending at $74,335,000 and $68,408,000 in 2017 and 2016, respectively. The majority of the sales growth is the result of an increase in unit volume. It should be noted that the increase in sales has been accomplished despite higher sales deductions for items such as promotional incentive costs, as more customers have been able to earn higher payouts based upon growth.

Gross Profit. The Company’s gross profit margins were reasonably similar between years, being 60.1% and 61.3% for the nine-months ended September 30, 2017 and 2016, respectively. The Company incurred higher raw material costs during the first nine months of 2017 in comparison to the same period last year, but has been able to largely offset this imbalance through its own pricing actions.

Selling Expense. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $12,356,000 and $11,666,000 for the nine-months ended September 30, 2017 and 2016, respectively, representing an increase of $690,000 or 5.9%. There was an increase in freight and commissions, which largely move in relation to sales, and there were also additional staffing related expenses. Selling expense as a percent of sales was 16.6% for the nine-months ended September 30, 2017, and 17.1% for the nine-months ended September 30, 2016.

General and Administrative Expense. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services. General and administrative expenses were $13,312,000 and $12,432,000 for the nine-months ended September 30, 2017 and 2016, respectively, increasing $880,000 (7.1%) between periods. Incentive compensation was higher primarily as a result of higher profits, and there were additional expenses incurred related to the Company’s phantom stock plan, resulting primarily from an increase in the Company’s stock price. To a lesser extent, the Company also recognized an increase in insurance costs. The impact of those items were however softened by a decrease in legal and product liability related defense costs, which were higher during the first nine months of 2016 due to a few specific matters which required a heightened defense. As a percentage of sales, general and administrative expenses were 17.9% and 18.2% for the nine months ended September 30, 2017 and 2016, respectively.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes. Engineering expenses increased $169,000 or 7.4% between periods, as they were $2,468,000 and $2,299,000 for the nine months ended September 30, 2017 and 2016, respectively. Engineering expenses were largely consistent as a percentage of sales, being 3.3% and 3.4% for the nine months ended September 30, 2017 and 2016, respectively.

Operating Profit. Reflecting all of the factors mentioned above, operating profits were up $988,000 or 6.4%, ending with a profit of $16,549,000 for the first nine months of 2017, compared to $15,561,000 during the same period in 2016.

Interest Income. Interest income is recorded on cash investments, and when applicable, interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. There was $76,000 of interest income recorded during the first nine months of 2017, and $68,000 during the same period in 2016.

Other Income (Expense). Other income (expense) primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our UK subsidiary. During 2016, the British Pound weakened, largely as a result of the UK’s vote to exit the European Union. As a result, the Company recognized currency related losses of $288,000 for the nine months ended September 30, 2016. The British Pound has stabilized in 2017, and during the first nine months of 2017, the Company recognized a loss of only $18,000.

Income Tax Expense. Income tax expense was $5,294,000 for the first nine months of 2017, compared to $4,980,000 for the same period in 2016, increasing by $314,000, largely in correlation with the change in income before taxes. The Company’s effective tax rate in 2017 approximates the 2016 rate and does not differ materially from expected statutory rates.

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

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on any known collection issues, historical experience, and other currently available evidence. The reserve for future credits, discounts, and doubtful accounts was $912,000 and $926,000 as of September 30, 2017 and December 31, 2016, respectively. In regards to identifying uncollectible accounts, the Company reviews an aging report on a consistent basis to determine past due accounts, and utilizes a well established credit rating agency. The Company charges off those accounts that are deemed uncollectible once all collection efforts have been exhausted.

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

Goodwill

In accordance with Financial Accounting Standards Board (FASB) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2016. This analysis did not indicate any impairment of goodwill. There were no circumstances that indicate that Goodwill might be impaired at September 30, 2017.

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

Other Comprehensive Income

For the three and nine months ended September 30, 2017 and 2016, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentration

The Company has one significant customer who represents more than 10% of the Company’s Net Sales for the three and nine months ended September 30, 2017 and 2016, and more than 10% of the Company’s Accounts Receivable balance at September 30, 2017 and December 31, 2016. Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are discussed in detail in the Company’s December 31, 2016 Form 10-K, and there has been no significant change as of this quarterly report.

Subsequent Events

The Company evaluates all events or transactions through the date of the related filing that may have a material impact on its condensed consolidated financial statements. Refer to Note 9 of the condensed consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. The updated standard becomes effective for the Company in the first quarter of fiscal year 2018. The Company plans to adopt the revenue guidance effective January 1, 2018, using the modified retrospective approach. The Company has substantially completed its assessment of the potential impact on its financial statements and currently does not expect the adoption to have a material impact on its financial statements or related disclosures. Further, it does not expect to change the manner or timing of recognizing revenue as a majority of its revenue transactions are recognized when product is shipped.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this ASU, lessees are required to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases. By definition, a short-term lease is one in which: (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect an accounting policy by class of underlying asset under which right-of-use assets and lease liabilities are not recognized and lease payments are generally recognized as expense over the lease term on a straight-line basis. This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under the legacy lease accounting guidance. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating its population of leases, and is continuing to assess all potential impacts of the standard, but currently believes the most significant impact relates to its accounting for real estate operating leases. The Company anticipates recognition of additional assets and corresponding liabilities related to leases upon adoption, but cannot quantify these at this time. The Company plans to adopt the standard effective January 1, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company’s primary cash needs have been related to working capital items, which the Company has largely funded through cash generated from operations.

As of September 30, 2017, the Company had a cash balance of $31,607,000. Additionally, the Company has a $15,000,000 line of credit available with Santander, as discussed in detail in Note 4, which had no borrowings outstanding upon it at September 30, 2017. At December 31, 2016, the Company had cash of $35,318,000, and also had no borrowings against the line of credit at that time.

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For the first nine months of 2017, the Company’s cash provided from operating activities was $9,441,000, compared to $7,325,000 of cash provided during the first nine months of 2016, thus increasing by $2,116,000 between periods. Regarding the increases, the Company grew Net Income by $952,000, which increased cash, additionally, there were increases in cash attributable to Other Assets, and Accrued Commissions and Sales Incentives of $2,591,000 and $1,645,000, respectively. Last year the Company posted a $1,600,000 security deposit to proceed with further hearings related to the Company’s 2010 Pennsylvania Claim, which was recorded in Other Assets, while there was no such event in the current year. Accrued Commissions and Sales Incentives typically fluctuate based upon sales volume, and our customer’s ability to achieve sales growth over the previous year. A substantial portion of the sales incentives programs are accrued though the year, and paid in the following year. The accrual for sales incentives was higher in 2015, thus leading to higher payouts in 2016, while the accrual at the end of the year in 2016 and eventual payout in 2017 was not as significant. The more significant decreases to cash from operating activities related to Inventory and Accounts Receivable, which decreased $2,318,000 and $1,912,000, respectively. The reduction in Accounts Receivable was mostly timing related based upon payment terms and normal cash collection. A greater portion of cash generated from sales during the last portion of 2015 flowed into 2016 than was experienced with cash collection in 2017 from 2016 sales. Regarding inventory, the Company had a program in place during 2016 to reduce inventory levels, while the inventory purchases during 2017 are of a more normal nature.

Investing Activities

Cash used in investing activities for the first nine months of 2017 and 2016 was $2,973,000 and $191,000, respectively, reflecting a $2,782,000 increase in cash used between periods. The Company purchased a building in Exton, PA for approximately $2,500,000 in February 2017. All other investing activities related to capital expenditures for both periods.

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

Financing Activities

For 2017, dividends were declared in December of 2016 of $8,578,000 and June of 2017 of $2,220,000, amounting in total to $10,798,000, with payment due and paid during January of 2017 and July of 2017 respectively. For 2016, a dividend of $8,578,000 was declared in December of 2015 which was paid in January of 2016. This reflects all of the cash flows from financing activities for those respective years.

The Company did not borrow any funds from its line of credit during the first nine months of 2017 or 2016, and had no outstanding borrowings on its line of credit as of September 30, 2017, or as of December 31, 2016.

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

Item 4 – Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

At the end of the fiscal third quarter of 2017, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission. The Company’s management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934. Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”). Most of the Claims, including a putative class-action claim, relate to potential lightning damage to our flexible gas piping products, which impact legal and product liability related expenses. The Company does not believe the Claims have legal merit, and therefore has commenced a vigorous defense in response to the Claims. It is possible that the Company may incur increased litigation costs in the future due to a variety of factors, including a higher numbers of Claims, higher legal costs, and higher insurance deductibles or retentions.

In 2010, the Company took its first Claim to trial in Pennsylvania, and the jury returned a verdict that the Company was not negligent in designing and selling the TracPipe® product, but also returned a verdict for plaintiff on strict liability. The Company appealed that portion of the verdict, and in December 2014, the Supreme Court of Pennsylvania ruled in favor of the Company, and returned the case to the trial court for further hearings. The Company is currently appealing the trial court’s decision not to grant a new trial in this matter in spite of the Supreme Court decision. As a result of this new appeal, the Company was required during the second quarter of 2016 to post approximately $1,600,000 as security to proceed with the current appeal, and that collateral security is included in Other Long Term Assets as of September 30, 2017.

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

In March 2017, a putative class action case was re-filed against the Company and other parties in Missouri state court after the predecessor case was dismissed without prejudice by the federal court. The Company is vigorously defending the case.

The Company has in place commercial general liability insurance policies that cover the Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $1,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $1,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims is estimated to not exceed approximately $3,600,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered and outstanding settlements for existing claims. The liabilities recorded on the Company’s books at September 30, 2017 and December 31, 2016 were $300,000 and $273,000, respectively, and are included in Other Liabilities.

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

OMEGA FLEX, INC.
(Registrant)

Date: November 6, 2017	By:	/S/ Paul J. Kane
Paul J. Kane
Vice President – Finance
and Chief Financial Officer