Form 10-K
period 2017-12-31
Omega Flex, Inc.
filed 2018-03-05
CIK 1317945

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” and “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer [  ] Accelerated filer [X] Non-accelerated filer [  ] Smaller reporting company [  ] Emerging Growth Company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act Yes [  ] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2017, the last business day of the second quarter of 2017, was $185,753,621.

The number of shares of common stock outstanding as of March 1, 2018 was 10,091,822.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated by reference from the registrant’s definitive proxy statement (to be filed pursuant to Regulation 14A) for the 2018 annual meeting of shareholders to be held on June 7, 2018.

Omega Flex, Inc.
TABLE OF CONTENTS

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

None of our competitors appear to be dominant in more than one market. We are a leading supplier of flexible metal hose in each of the markets in which we participate. Our assessment of our overall competitive position is based on several factors. The flexible gas piping market in the U.S. is currently concentrated in the residential housing market. Based on the reports issued by the national trade groups on housing construction, the level of acceptance of flexible gas piping in the construction market, and the average usage of flexible gas piping in a residential building, we believe that we are able to estimate with a reasonable level of accuracy the size of the total gas piping market. In addition, the Company is a member of an industry trade group comprised of the four largest manufacturers of CSST in the United States, which compiles and distributes sales volume statistics for its members relative to flexible gas piping. Based on our sales and the statistics described above, the Company believes it can estimate its position within that market. For other applications, industry trade groups collect and report data related to these markets, and we can then compare and estimate our status within that group as a whole. In addition, the customer base for the products that we sell, and the identity of the manufacturers aligned with those customers is fairly well known, which again allows the Company to extract information and estimate its market position. Lastly, the term “leading” implies a host of factors other than sales volume and market share position. It includes the range and capability of the product line, history of product development and new product launches, all of which information is in the public domain. Based on all of this information, the Company is reasonably confident that it is indeed a leader in the major market segments in which it participates.

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

In January 2018, the Company announced its new product launch for MediTrac® corrugated medical tubing (“CMT”). Developed for the healthcare industry, the product can be used in hospitals, ambulatory care centers, dental, physician and veterinary clinics, laboratories, and any facility that uses medical gas. Made from a copper alloy with an exterior fire-retardant jacket, the MediTrac CMT is sold in long continuous-length rolls. Due to its corrugated profile, MediTrac can be installed in long continuous lengths, and can be bent by hand when a change in direction is needed. Easy to assemble axial swaged brass fittings connect with all K, L and DWV medical tubing that is sized from ½” to 2” in diameter. The use of long continuous lengths and assembly of factory-made fittings eliminates most brazing work that is typically needed for traditional installations, increasing installation efficiency and operational safety. Because the tubing is cleaned and capped at the factory, MediTrac also reduces possible contamination into the medical gas system. MediTrac is currently undergoing testing by Underwriters Laboratories, has an ASTM E84 rating, and will meet all 2018 National Fire Protection Association (NFPA) 99 requirements. We expect to have several beta sites installed in 2018, and full commercial production to commence in the latter part of 2018.

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

Raw Materials

We use various materials in the manufacture of our products, primarily stainless steel for our flexible metal hose and plastics for our jacketing material on TracPipe® and CounterStrike® flexible gas piping. We also purchase all of our proprietary AutoFlare® and AutoSnap® brass fittings for use with the TracPipe® and CounterStrike® flexible gas piping. Although we have multiple sources qualified for all of our major raw materials and components, we have historically used only one or two sources of supply for such raw materials and components. Our current orders for stainless steel and fittings are each placed with one or two suppliers. If any one of these sources of supply were interrupted for any reason, then we would have to devote additional time and expense in obtaining the same volume of supply from our other qualified sources. This potential transition, if it were to occur, could affect our operations and financial results during the period of such transition. During 2017, the commodity prices of nickel and copper increased compared to the prior year. Nickel is a prime material in stainless steel which the Company utilizes to manufacture CSST, and copper is a key component of the Company’s brass fittings. Fortunately, the Company was able to maintain reasonably stable margins during 2017. This was accomplished by implementing our own pricing actions to help offset the upward movements in the nickel and copper markets. The supply of our main raw materials appears to be sufficient with ample volume. We believe that with our purchase commitments for stainless steel, polyethylene and for our proprietary fittings, we have adequate sources of supply for these raw materials and components. We have not had difficulty in obtaining the raw materials, component parts or finished goods from our suppliers. We believe that the supply sufficiency of stainless steel will continue until there is a reduction in global capacity, such as mine closures, which would then cause a constriction. Volatility in the commodities marketplace and competitive conditions in the sale of our products could potentially restrict us from passing along raw materials or component part price increases to our customers.

Business Seasonality

The demand for our flexible piping products that are related to construction activity including TracPipe®, Counterstrike®, DoubleTrac® and SolarTrac®, may be affected by the construction industry’s demand, which generally tightens during the winter months of each year due to cold and inclement weather. Accordingly, sales are usually higher in the spring, summer and fall.

Customers

We sell our products to customers scattered across a wide and diverse set of industries ranging from construction to pharmaceutical with approximately 8,600 customers on record. These sales channels include sales through independent sales representatives, distributors, original equipment manufacturers, direct sales, and sales through our website on the internet. We utilize various distribution companies in the sale of our TracPipe® and Counterstrike® flexible gas piping, and these distribution customers in the aggregate represent a significant portion of our business. In particular, the Company has one significant customer, Ferguson Enterprises, whose various branches, represented approximately 15% of our sales in 2017, 13% in 2016, and 16% in 2015, and also accounted for approximately 19% and 20% of our accounts receivable balance at December 31, 2017 and 2016, respectively. All of this business is done on a purchase order basis for immediate resale commitments or stocking, and there are no long-term purchase commitments. In the event we were to lose an account, we would not expect any long-term reduction in our sales due to the broad end-user acceptance of our products. We would anticipate that in the event of a loss of any one or more distributors, that after an initial transition period, the sale of our products would resume at or near their historical levels. Furthermore, in the case of certain national distribution chains, which is the case regarding the Company’s largest customer noted above, and other distributors, it is possible that there would continue to be purchasing activity from one or more regional or branch distribution customers. We sell our products within North America, primarily in the United States and Canada, and we also sell our products internationally, primarily in Europe through our manufacturing facility located in Banbury, England. Our sales outside of North America represent approximately 11% of our total sales during the last three years, with most of the sales occurring in the United Kingdom and elsewhere in Europe. We do not have a material portion of our long-lived assets located outside of the United States.

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

Competition

There are approximately ten manufacturers of flexible metal hose in the United States, and approximately that number in Europe and Asia. The U. S. manufacturers include Titeflex Corporation, Ward Manufacturing, Microflex, U. S. Hose, Hose Master, and several smaller privately held companies. No one manufacturer, as a general rule, participates in more than two of the major market categories, automotive, aerospace, residential and commercial construction, and general industrial, with most concentrating in just one. We estimate that we are at or near the top position of the two major categories in which we participate in regards to market share. In the flexible gas piping market, the U.S. market is currently concentrated in the residential housing market. Based on the reports issued by the national trade groups on housing construction, the level of acceptance of flexible gas piping in the construction market, and the average usage of flexible gas piping in a residential building, as well as through our sales position within that market, we are able to estimate with a high level of accuracy the size of the total gas piping market. In addition, the Company is a member of an industry trade group, which compiles and distributes sales statistics for its members relative to flexible gas piping. For other applications, industry trade groups collect and report on the size of the relevant market, and we can estimate our percentage of the relevant market based on our sales as compared to the market as a whole. The larger of our two markets, the construction industry, has seen an increase in the number of residential housing starts in 2017, as compared to the previous year. As discussed elsewhere, black iron pipe or copper tubing was historically used by all builders of commercial and residential buildings until the advent of flexible gas piping and changes in the relevant building codes. Since that time, flexible gas piping has taken an increasing share of the total amount of fuel gas piping used in construction.

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

Intellectual Property

We have a comprehensive portfolio of intellectual property, including approximately 270 patents issued in various countries around the world. The patents cover (a) the fittings used by the flexible gas piping to join the piping to a junction or assembly, (b) pre-sleeved CSST for use in underground applications, (c) an electrically conductive jacket for flexible gas piping that we sell under the trademark CounterStrike®, and (d) a tubing containment system for our DoubleTrac® double containment piping. In combination, our AutoFlare® and AutoSnap® fittings are the leading products used with flexible gas piping because they offer a metal-to-metal seal between the fitting and the tubing, and because of their robustness and ease of use. The metal-to-metal contact provides for a longer lasting and more reliable seal than fittings which use gaskets or sealing compounds that can deteriorate over time. In applications involving fuel gases in a building, the ability to maintain the seal and prevent the leaking of such gases over long periods of time is valued by our customers. In addition, the AutoSnap® fitting provides the installer with greater ease of use by preassembling all the securing elements inside the body of the fitting. We also have received a patent for the composition of the polyethylene jacket used in our CounterStrike® flexible gas piping product, which has increased ability to dissipate electrical energy in the event of a nearby lightning strike. The tubing containment system of our DoubleTrac® double containment piping, which is also patented in the U.S. and in other countries, allows for the monitoring and collection of any liquids that may leak from the stainless steel containment layer. The expiration dates for the several patents covering our AutoFlare® fittings will be expiring through 2020 and the Counterstrike® patent will expire in 2025. We currently have several patent applications pending in the United States and internationally covering improvements to our AutoFlare® fittings and our CounterStrike® polyethylene jacket, and also have a patent pending on our new AutoSnap® fitting. Finally, and as mentioned above, our unique rotary process for manufacturing flexible metal hose has been developed over the last ten years, and constitutes a valuable trade secret. In 2007, a Pennsylvania court issued a ruling that confirms our proprietary rotary manufacturing process does constitute a “trade secret” under Pennsylvania law, and is entitled to protection against unauthorized disclosure or misappropriation.

Research and Development Expense

Research and development expenses are charged to operations as incurred. Such charges aggregated $923,000, $788,000, and $876,000 for the years ended December 31, 2017, 2016 and 2015, respectively, and are included in engineering expense in the accompanying consolidated statements of operations.

Employees

As of December 31, 2017, the Company had 142 employees. Most of our employees are located in our manufacturing facilities in Exton, Pennsylvania, which contain our factory personnel, engineering, finance, human resources and most of our sales staff. Our factory workforce in Exton, Pennsylvania, is not party to a collective bargaining agreement. A small amount of employees work at our facility in Houston, Texas. We also maintain an office in Middletown, Connecticut where certain management, sales and administrative personnel reside. A number of individual sales personnel are also scattered across the United States. We also maintain a manufacturing facility in Banbury, England, which contains employees of similar functions to those in the U.S., but on a much smaller scale. The sales personnel in England handle all sales and service for our products in Europe, most notably the United Kingdom, and the majority of our transactions with other international territories.

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

The impact of currency volatility.

The Company has operations in the United Kingdom, and does business transactions elsewhere in the world outside of the United States. While the magnitude of these transactions outside of the United States have thus far not been significant, and typically not in currencies of high volatility, it is possible that they could be material. In June 2016, the United Kingdom made the decision to leave the European Union, an event commonly known as Brexit. As a result of Brexit, and the political and economical uncertainty that ensued, the British Pound weakened in comparison to other currencies. This in turn had a direct negative impact on the Company’s financial statements and results, as we experienced losses when settling transactions in other currencies, and experienced unfavorable results due to the translation of financial statements with a lower exchange rate. While during 2017 the impact on the British Pound started to correct and dissipate, going forward, it is possible that the British Pound, other currencies that we engage in, or even the US Dollar may weaken, and materially impact the financial position, operations and liquidity of the Company.

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

Item 1B – UNRESOLVED STAFF COMMENTS

None.

Item 2 – PROPERTIES

The Company utilizes two facilities in Exton, Pennsylvania, which is located about one hour west of Philadelphia. One facility which is owned by the Company, contains about 83,000 square feet of manufacturing and office space. The other facility which is located nearby provides another 30,000 square feet of space, mostly used for manufacturing. The Company previously had a rental agreement running through January 2018 for this facility, but in early 2017 consummated an agreement to purchase the land and structure for cash. The majority of the manufacturing of our flexible metal hose is performed at the Exton facilities. Also within the US, the Company leases a facility in Houston, Texas, which contains manufacturing, stocking and sales operations, and a corporate office located in Middletown, Connecticut. In the United Kingdom, the Company rents a facility in Banbury, England, which manufactures products and serves sales, warehousing and operational functions as well.

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

In 2010, the Company took its first Claim to trial in Pennsylvania, and the jury returned a verdict that the Company was not negligent in designing and selling the TracPipe® product, but also returned a verdict for plaintiff on strict liability. The Company appealed that portion of the verdict, and in December 2014, the Supreme Court of Pennsylvania ruled in favor of the Company, and returned the case to the trial court for further hearings. However, the trial court denied the company’s motion for a new trial and the company appealed the trial court decision. As a result of this new appeal, the Company was required during the second quarter of 2016 to post approximately $1,600,000 as security to proceed with the current appeal, and that collateral security is included in Other Long Term Assets as of December 31, 2017. After an extended appellate review, on February 16, 2018 the appeals court ruled in favor of the company, and the prior strict liability verdict for the plaintiff has been vacated and the case remanded for a new trial. As a result, it is expected that the cash bond of $1,600,000 noted above will be returned to the Company.

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

In March 2017, a putative class action case was re-filed against the Company and other parties in Missouri state court after a predecessor case was dismissed without prejudice by the federal court. The Company is currently vigorously defending the case.

The Company has in place commercial general liability insurance policies that cover the Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $1,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $1,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims is estimated to not exceed approximately $2,700,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered and outstanding settlements for existing claims. The liabilities recorded on the Company’s books at December 31, 2017 and December 31, 2016 were $175,000 and $273,000, respectively, and are included in Other Liabilities.

Item 4 – MINE SAFETY DISCLOSURES –

The Company does not have any disclosures applicable to mine safety.

PART II

Item 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is listed on the NASDAQ Global Market, under the symbol OFLX. The number of shareholders of record as of December 31, 2017, based on inquiries of the registrant’s transfer agent, was 377. For this purpose, shareholders whose shares are held by brokers on behalf of such shareholders (shares held in “street name”) are not separately counted or included in that total.

The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock as reported by the NASDAQ Global Market.

PRICE RANGE

	2017		2016
	high	low	high	low

First Quarter	$53.87	$42.76	$35.28	$28.10
Second Quarter	$65.33	$46.60	$39.00	$32.02
Third Quarter	$74.25	$56.41	$38.56	$34.05
Fourth Quarter	$74.36	$61.03	$58.45	$36.49

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

The following graph shows the changes on a cumulative basis in the total shareholder return on the Omega Flex common stock, and compares those changes in shareholder return with the total return on the S&P 500 Index and the total return on the S&P 500 Building Products Index. The graph begins with a base value of $100 on December 31, 2012, and shows the cumulative changes over the last five years, ending on December 31, 2017. The graph assumes $100 was invested on December 31, in each of the three alternatives, and that all dividends have been reinvested.

Company / Index	Base Period 12/31/12	Indexed Returns – Year Ending
	12/12	12/13	12/14	12/15	12/16	12/17

Omega Flex, Inc.	100.00	169.04	317.29	283.04	485.31	627.55
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
S&P Building Products	100.00	139.17	162.73	204.09	218.88	244.11

Dividends

During 2017, the Company’s Board of Directors (the “Board”) revised its dividend policy to allow for and establish a record of paying regular quarterly dividends. In furtherance of this policy, the Company announced on June 9, 2017, September 11, 2017, and December 13, 2017 that the Board had approved a quarterly dividend in the amount of $0.22 per share to all Shareholders of record, amounting to payments of $2,220,000 in July 2017, October 2017, and January 2018.

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

The Board, in its sole discretion, has a general policy of reviewing the cash needs of the Company from time to time, and based on results of operations, financial condition and capital expenditure plans, possible acquisitions, as well as other factors that the Board may consider relevant, determining on a quarterly basis whether to declare a regular quarterly dividend, or a special dividend.

Item 6 - SELECTED FINANCIAL DATA

Selected financial data for the Company for each of the last five years is shown in the following table, which is derived from and should be read in conjunction with the Consolidated Financial Statements included elsewhere in this report.

SUMMARY OF FINANCIAL POSITION - as of December 31,

	2017	2016	2015	2014	2013
	(dollars in thousands except per share data)

Total assets	$77,091	$70,562	$66,274	$55,138	$40,074
Working capital	$45,372	$36,941	$33,139	$26,747	$17,633
Shareholders’ equity	$56,069	$46,061	$41,154	$33,969	$25,631
Dividends declared per share	$0.66	$0.85	$0.85	$0.49	$0.425

SUMMARY OF OPERATIONS - for the years ended December 31,

	2017	2016	2015	2014	2013
	(dollars in thousands except per share data)

Net Sales	$101,799	$94,051	$93,278	$85,219	$77,122
Net Income attributable to Omega Flex, Inc.(1)	$15,662	$14,377	$15,788	$13,462	$10,037
Basic and Diluted Earnings per Common Share	$1.55	$1.42	$1.56	$1.33	$0.99

(1)	Total Net Income for these periods was $15,846, $14,546, $15,961, $13,605 and $10,092, respectively. The difference is attributable to the Net Income - Noncontrolling Interest.

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

CHANGES IN FINANCIAL CONDITION

The Company’s cash balance of $37,938,000 at December 31, 2017, increased $2,620,000 (7.4%) from the $35,318,000 balance at December 31, 2016. The Company paid a dividend of $8,578,000 during the first quarter of 2017 which was accrued at December 31, 2016, and also purchased a building in Exton, PA for approximately $2,500,000 in February 2017. In July and October 2017, the Company paid dividends each in the amount of $2,220,000, as detailed in Note 6, “Shareholders’ Equity”. Those cash outflows were partially offset by income generated from operations during 2017.

Property and Equipment – Net was $6,998,000 at December 31, 2017, compared to $4,402,000 at December 31, 2016, increasing $2,596,000 (59.0%). As noted above, the Company purchased a building in Exton, PA for approximately $2,500,000. This facility was previously leased.

Dividends Payable was $2,220,000 and $8,578,000 at December 31, 2017 and December 31, 2016, respectively, decreasing $6,358,000 (74.1%). On June 9, 2017, the Company announced that it would begin paying regular quarterly dividends. On December 13, 2017, the Company declared its third regular quarterly dividend of the year in the amount of $0.22 per share, which was then paid to shareholders in January 2018. At December 31, 2016, Dividends Payable reflected the $0.85 special dividend per share declared by the Board earlier that month. This dividend was then paid to shareholders in January of 2017, thus reducing the cash balance, as described above. A full discussion of dividends is provided in Note 6, “Shareholders’ Equity”.

RESULTS OF OPERATIONS

Twelve-months ended December 31, 2017 vs. December 31, 2016

The Company reported comparative results from operations for the twelve-month period ended December 31, 2017 and 2016 as follows:

	Twelve-months ended December 31,
	(dollars in thousands)

	2017	2017	2016	2016

Net Sales	$101,799	100.0%	$94,051	100.0%
Gross Profit	$61,766	60.7%	$57,884	61.5%
Operating Profit	$24,217	23.8%	$21,897	23.3%

Net Sales. The Company’s sales for the full year of 2017 were $101,799,000, reflecting an increase of $7,748,000, or 8.2% over the $94,051,000 of sales generated in 2016. The majority of the increase was related to an increase in unit volume, combined with higher sales prices that were necessary to help offset a rise in the Company’s material costs.

Gross Profit. The Company’s gross profit margins decreased slightly between the two periods, being 60.7% and 61.5% for the twelve-months ended December 31, 2017 and 2016, respectively.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $16,359,000 and $15,694,000 for 2017 and 2016, respectively, representing a year over year increase of $665,000 or 4.2%. The increase was primarily attributable to a rise in freight and commissions, which change in conjunction with sales unit volume. For the same periods, selling expense as a percentage of Net Sales was 16.1% and 16.7%, respectively.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services. General and administrative expenses were $17,897,000 and $17,108,000 for the years ended December 31, 2017 and 2016, respectively, increasing $789,000 (4.6%) between periods. This included an increase in incentive compensation partially due to the increase in profits, and also related to the Company’s phantom stock plan, mainly resulting from an increase in the Company’s stock price. There was also an increase in insurance costs. The impact of these costs were however tempered by a decrease in legal and product liability related defense costs. As a percentage of sales, general and administrative expenses were 17.6% and 18.2% for the twelve-months ended December 31, 2017 and 2016, respectively.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes. Engineering expenses increased $108,000 or 3.4% between periods, being $3,293,000 and $3,185,000 for the years ended December 31, 2017 and 2016, respectively. The change was primarily related to an increase in staffing. As a percentage of sales for the year, Engineering expense was 3.2% in 2017 and 3.4% in 2016.

Operating Profit. Reflecting all of the factors mentioned above, Operating Profits increased $2,320,000 or 10.6%, ending with a profit of $24,217,000 in 2017, compared to $21,897,000 in 2016.

Interest Income. Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. There was $117,000 of interest income recorded during 2017 and $98,000 in 2016.

Other Expense. Other income (expense) primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our United Kingdom (“UK”) subsidiary. During 2016, the British Pound weakened, largely as a result of the UK’s vote to exit the European Union. As a result, the Company recognized currency related losses of $474,000 for 2016. The British Pound stabilized during 2017, and therefore the Company only recognized a loss of $38,000 during the year.

Income Tax Expense. Income Tax Expense was $8,450,000 for the full year 2017, compared to $6,975,000 for the same period in 2016, increasing by $1,475,000 (21.1%). As outlined in Note 7, “Income Taxes”, the Company recognized a one-time tax charge of $709,000 during the fourth quarter of 2017 primarily related to unremitted foreign earnings resulting from the recent change in the tax code. The remainder of the increase was largely in correlation with the change in income before taxes. Excluding the previously described one-time tax charge, the Company’s effective tax rate in 2017 approximates the 2016 rate and does not differ materially from expected statutory rates.

Twelve-months ended December 31, 2016 vs. December 31, 2015

The Company reported comparative results from operations for the twelve-month period ended December 31, 2016 and 2015 as follows:

	Twelve-months ended December 31,
	(dollars in thousands)
	2016	2016	2015	2015

Net Sales	$94,051	100.0%	$93,278	100.0%
Gross Profit	$57,884	61.5%	$57,146	61.3%
Operating Profit	$21,897	23.3%	$23,503	25.2%

Net Sales. The Company’s sales for the full year of 2016 were $94,051,000, representing an increase of $773,000, or 0.8% over the $93,278,000 generated in 2015. The Company believes that some customers purchased ahead during the fourth quarter of 2015, which eroded sales from the first quarter of 2016, most notably January 2016. The Company was however able to make up that shortfall during the remaining months of the year through diversification and by expanding its relationships with other customers.

Gross Profit. The Company’s gross profit margins increased between the two periods, being 61.5% and 61.3% for the twelve-months ended December 31, 2016 and 2015, respectively.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $15,694,000 and $15,252,000 for 2016 and 2015, respectively, representing a year over year increase of $442,000 or 2.9%, primarily attributable to increases in commissions and staffing. For the same periods, selling expense as a percentage of Net Sales was 16.7% and 16.4%, respectively.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services. General and administrative expenses were $17,108,000 and $15,707,000 for the year ended December 31, 2016 and 2015, respectively, increasing $1,401,000 (8.9%) between periods. The majority of the increase in 2016 pertained to legal and insurance related expenses primarily associated with product liability claims and umbrella coverage, as the Company waged a heightened and vigorous defense on a couple of claims that have since been resolved or dismissed by the courts. As a percentage of sales, general and administrative expenses increased to 18.2% for the twelve-months ended December 31, 2016 from 16.8% for the twelve-months ended December 31, 2015.

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

Income Tax Expense. Income Tax Expense was $6,975,000 for the full year 2016, compared to $7,603,000 for the same period in 2015, decreasing by $628,000 (8.3%), largely in correlation with the change in income before taxes. The Company’s effective tax rate in 2016 approximates the 2015 rate and does not differ materially from expected statutory rates.

COMMITMENTS AND CONTINGENCIES

See Note 10 to the Company’s financial statements for a detailed description of Commitments and Contingencies.

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

Goodwill

In accordance with Financial Accounting Standards Board (FASB) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2017 and also at December 31, 2016. These analyses did not indicate any impairment of goodwill at the end of either period.

Stock Based Compensation Plans

In 2006, the Company adopted a Phantom Stock Plan (the “Plan”), which allows the Company to grant phantom stock units (Units) to certain key employees, officers or directors. The Units each represent a contractual right to payment of compensation in the future based upon the market value of the Company’s common stock. The Units follow a vesting schedule of three years from the grant date, and are then paid upon maturity. In accordance with FASB ASC Topic 718, Stock Compensation, the Company uses the Black-Scholes option pricing model as its method for determining the fair value of the Units. Further details of the Plan are provided in Note 11.

Product Liability Reserves

Product liability reserves represent the estimated unpaid amounts under the Company’s insurance policies with respect to existing claims. The Company uses the most current available data to estimate claims. As explained more fully under Note 10, Commitments and Contingencies, for various product liability claims covered under the Company’s general liability insurance policies, the Company must pay certain defense and settlement costs within its deductible or self-insured retention limits, ranging primarily from $25,000 to $1,000,000 per claim, depending on the terms of the policy in the applicable policy year, up to an aggregate amount. The Company is vigorously defending against all known claims.

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

Also, in accordance with FASB ASC Topic 740, the Company reviewed the need for a reserve for uncertainties in tax positions at both December 31, 2017 and 2016, with no reserve necessary. These reserves are reviewed each quarter.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company’s primary cash needs have been related to working capital items, which the Company has largely funded through cash generated from operations.

With regards to liquidity and capital resources, the Company had a cash balance of $37,938,000 at December 31, 2017, and also has the full use of a $15,000,000 line of credit available with Santander Bank, as discussed in detail in Note 5. At December 31, 2016, the Company had cash of $35,318,000.

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For 2017, the Company’s cash provided from operating activities was $18,048,000, compared to $14,758,000 of cash provided during 2016, thus increasing by $3,290,000 between periods. With regards to creating the generation of cash, the Company grew Net Income by $1,300,000, which increased cash, additionally, there were increases in cash attributable to Other Assets, Accrued Commissions and Sales Incentives and Accrued Compensation of $1,947,000, $1,188,000 and $762,000, respectively. Last year, the Company posted a $1,600,000 security deposit to proceed with further hearings related to the Company’s 2010 Pennsylvania Claim (See discussion in Note 10, Commitments and Contingencies of the Notes to the Consolidated Financial Statements), which was recorded in Other Assets, while there was no such event in the current year. Accrued Commissions and Sales Incentives typically fluctuate based upon sales volume, and our customer’s ability to achieve sales growth over the previous year. A substantial portion of the sales incentives programs are accrued though the year, and paid in the following year. The accrual for sales incentives was higher in 2015, thus leading to higher payouts in 2016, while the accrual at the end of the year in 2016 and eventual payout in 2017 was not as significant. The accrual for sales incentives for 2017 was higher than in 2016 mainly the result of higher sales. As to Accrued Compensation, the accrual for 2017 is higher mainly the result of incentive compensation earned in association with the stronger profits generated during the year. The more significant decreases to cash from operating activities related to Accounts Receivable and Inventory, which decreased $1,719,000 and $1,243,000, respectively. Regarding inventory, the Company had a program in place during 2016 to reduce inventory levels, while the inventory purchases during 2017 are of a more normal nature. The reduction in Accounts Receivable was mostly timing related based upon payment terms and normal cash collection. A greater portion of cash generated from sales during the last portion of 2015 flowed into 2016 than was experienced with cash collection in 2017 from 2016 sales.

For 2016, the Company’s cash provided from operating activities was $14,758,000, compared to $13,250,000 of cash provided during 2015, thus increasing by $1,508,000 between periods. With regards to creating the generation of cash, it was recognized that the timing of accounts receivable cash collections was accelerated, and there was also a decrease in inventory purchases. These items were partially offset by the posting of security to proceed with further hearings related to the Company’s 2010 Pennsylvania Claim, which is under appeal (See Note 10, Commitments and Contingencies of the Notes to the Consolidated Financial Statements), and there was an increase in disbursements of Sales Incentives as more customers were able to achieve growth tiers in 2015, enabling greater payouts in 2016.

As a general trend, the Company tends to deplete cash early in the year, as significant payments are typically made for accrued promotional incentives, incentive compensation, and taxes. Cash has then historically shown a tendency to be restored and accumulated during the latter portion of the year.

Investing Activities

Cash used in investing activities during 2017 and 2016 was $3,093,000 and $233,000, respectively. This was all related to capital expenditures for both periods. Capital expenditures during 2017 mainly related to the purchase of a 30,000 square foot facility in Exton, Pennsylvania for cash during the first quarter of 2017, which required a cash outlay of approximately $2,500,000. This facility was previously under lease through January 2018. The remainder of capital expenditures related primarily to the purchase of machinery. During 2016, the Company’s capital expenditures mainly related to information technology and machinery. During 2015, the Company proceeded with extensive renovations at its Exton, Pennsylvania facilities including additional machinery and leasehold improvements, which amounted to $620,000.

Financing Activities

Omega Flex, Inc. declared regular quarterly dividends during December, September and June of 2017 of $2,220,000 each, which were subsequently paid in January 2018, October 2017 and July 2017, respectively. Also, the Company declared special dividends in December 2016 and 2015 of $8,578,000 each, which were subsequently paid in January 2017 and 2016, respectively. The variance between the 2017 and 2016 years was therefore $4,440,000. Each of these dividends are outlined in Note 6 of the Consolidated Financial Statements. The Company had no borrowings or payments on its line of credit during 2017 or 2016.

Liquidity

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. The updated standard becomes effective for the Company in the first quarter of fiscal year 2018. The Company has completed its review of its customer contracts and its analysis of the impact of the disclosure requirements of ASU 2014-09. The Company plans to adopt the revenue guidance effective January 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 will not have a material impact on our financial statements on an on-going basis.

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

Off-Balance Sheet Obligations or Arrangements

None.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligation and Commercial Commitments

The Company’s primary contractual obligations as of December 31, 2017 are summarized in the following table and are more fully explained in Notes to the Consolidated Financial Statements.

	Payments Due by Period
	(in thousands)

Contractual Obligations	Total	Less than 1-year	1 -3 years	4 -5 years	After 5 year

Operating Lease Obligations	$1,436	$469	$737	$230	$—
Purchase Obligations	27,546	27,546	0	0	0
Other Long-Term Liabilities	96	12	24	24	36
Total Contractual Cash Obligations	$29,078	$28,027	$761	$254	$36

The Company is obligated to make payments related to a deferred compensation plan, as detailed in Note 10, Commitments and Contingencies. The timing of all of these payments are currently not known as it is contingent upon the retirement of the applicable employee(s), and therefore are not included in the above table. The total net present value of the amount of deferred compensation which is not expressed in the above table is $413,000 at December 31, 2017, which would be paid over a period of 15 years. Additionally, as explained in Note 11, Stock Based Compensation Plans, the Company is obligated to make payments to plan participants. Due to the uncertain nature of the payments, due to numerous variables, including the potential change in stock price, and employment status of participants and any applicable forfeitures, the amounts are not disclosed in the above table. The liability associated with this Plan as of December 31, 2017 was $2,238,000, of which $776,000 is anticipated to be paid within the next year, and the remainder thereafter.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Omega Flex, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Omega Flex, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Omega Flex, Inc. and its subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 5, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2010.

Blue Bell, Pennsylvania

March 5, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Omega Flex, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Omega Flex, Inc.’s (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated March 5, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Blue Bell, Pennsylvania

March 5, 2018

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

(Dollars in Thousands, except Common Stock par value)

	2017	2016

ASSETS
Current Assets:
Cash and Cash Equivalents	$37,938	$35,318
Accounts Receivable - less allowances of $920 and $926, respectively	15,636	15,005
Inventories-Net	8,007	7,372
Other Current Assets	1,895	1,981

Total Current Assets	63,476	59,676

Property and Equipment - Net	6,998	4,402
Goodwill-Net	3,526	3,526
Deferred Taxes	12	19
Other Long Term Assets	3,079	2,939

Total Assets	$77,091	$70,562

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,598	$2,311
Accrued Compensation	4,851	4,319
Accrued Commissions and Sales Incentives	4,284	3,700
Dividends Payable	2,220	8,578
Taxes Payable	568	487
Other Liabilities	3,583	3,340

Total Current Liabilities	18,104	22,735

Deferred Taxes	209	145
Long Term Taxes Payable	761	-
Other Long Term Liabilities	1,948	1,621

Total Liabilities	21,022	24,501

Commitments and Contingencies (Note 10)

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 Shares: authorized 20,000,000, issued 10,153,633 and outstanding 10,091,822 at both December 31, 2017 and 2016	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	10,808	10,808
Retained Earnings	45,457	36,455
Accumulated Other Comprehensive Loss	(908)	(1,685)
Total Omega Flex, Inc. Shareholders’ Equity	55,458	45,679
Noncontrolling Interest	611	382

Total Shareholders’ Equity	56,069	46,061

Total Liabilities and Shareholders’ Equity	$77,091	$70,562

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,

(Amounts in thousands, except earnings per common shares)

	2017	2016	2015

Net Sales	$101,799	$94,051	$93,278

Cost of Goods Sold	40,033	36,167	36,132

Gross Profit	61,766	57,884	57,146

Selling Expense	16,359	15,694	15,252
General and Administrative Expense	17,897	17,108	15,707
Engineering Expense	3,293	3,185	2,684

Operating Profit	24,217	21,897	23,503

Interest Income	117	98	73
Other Expense	(38)	(474)	(12)

Income Before Income Taxes	24,296	21,521	23,564

Income Tax Expense	8,450	6,975	7,603

Net Income	15,846	14,546	15,961

Less: Net Income – Noncontrolling Interest	(184)	(169)	(173)

Net Income attributable to Omega Flex, Inc.	$15,662	$14,377	$15,788

Basic and Diluted Earnings per Common Share	$1.55	$1.42	$1.56

Cash Dividends Declared per Common Share	$0.66	$0.85	$0.85

Basic and Diluted Weighted Average Shares Outstanding	10,092	10,092	10,092

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31,

(Dollars in Thousands)

	2017	2016	2015

Net Income	$15,846	$14,546	$15,961

Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	822	(1,061)	(198)
Other Comprehensive Income	822	(1,061)	(198)

Comprehensive Income	16,668	13,485	15,763

Less: Comprehensive Income Attributable to the Noncontrolling Interest	(229)	(110)	(161)

Total Other Comprehensive Income	$16,439	$13,375	$15,602

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2017, 2016 and 2015

(Dollars in Thousands)

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
Balance - December 31, 2014	10,091,822	$102	$(1)	$10,808	$23,446	$(497)	$111	$33,969

Net Income					15,788		173	15,961
Cumulative Translation Adjustment						(186)	(12)	(198)

Dividends Declared					(8,578)			(8,578)

Balance - December 31, 2015	10,091,822	$102	$(1)	$10,808	$30,656	$(683)	$272	$41,154

Net Income					14,377		169	14,546
Cumulative Translation Adjustment						(1,002)	(59)	(1,061)

Dividends Declared					(8,578)			(8,578)

Balance - December 31, 2016	10,091,822	$102	$(1)	$10,808	$36,455	$(1,685)	$382	$46,061

Net Income					15,662		184	15,846
Cumulative Translation Adjustment						777	45	822

Dividends Declared					(6,660)			(6,660)

Balance - December 31, 2017	10,091,822	$102	$(1)	$10,808	$45,457	$(908)	$611	$56,069

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

(Dollars in Thousands)

	2017	2016	2015

Cash Flows from Operating Activities:
Net Income	$15,846	$14,546	$15,961
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Non-Cash Compensation Expense	1,042	996	177
Depreciation and Amortization	502	459	460
Provision for Losses on Accounts
Receivable, net of write-offs and recoveries	6	45	169
Deferred Taxes	72	(139)	(638)
Provision for Inventory Reserves	171	130	58
Changes in Assets and Liabilities:
Accounts Receivable	(463)	1,217	(3,167)
Inventories	(699)	585	(1,036)
Other Assets	(40)	(1,987)	(119)
Accounts Payable	251	(108)	158
Accrued Compensation	490	(272)	502
Accrued Commissions and Sales Incentives	574	(614)	1,590
Other Liabilities	296	(100)	(865)
Net Cash Provided by Operating Activities	18,048	14,758	13,250

Cash Flows from Investing Activities:
Capital Expenditures	(3,093)	(233)	(620)

Net Cash Used In Investing Activities	(3,093)	(233)	(620)

Cash Flows from Financing Activities:
Dividends Paid	(13,018)	(8,578)	(4,945)

Net Cash Used In Financing Activities	(13,018)	(8,578)	(4,945)

Net Increase in Cash and Cash Equivalents	1,937	5,947	7,685

Translation effect on cash	683	(781)	(118)
Cash and Cash Equivalents - Beginning of Year	35,318	30,152	22,585

Cash and Cash Equivalents - End of Year	$37,938	$35,318	$30,152

Supplemental Disclosure of Cash Flow Information
Cash paid for Income Taxes	$7,608	$7,060	$8,442

Declared Dividend	$2,220	$8,578	$8,578

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND CONSOLIDATION

Description of Business

The accompanying consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). The Company’s audited consolidated financial statements for the years ended December 31, 2017, 2016 and 2015 have been prepared in accordance with accounting standards set by the Financial Accounting Standards Board (FASB), and with the instructions of Form 10-K and Article 8 of Regulation S-X. All material inter-company accounts and transactions have been eliminated in consolidation.

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

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on any known collection issues, historical experience, and other currently available evidence. The reserve for future credits, discounts, and doubtful accounts was $920,000 and $926,000 as of December 31, 2017 and 2016, respectively. In regards to identifying uncollectible accounts, the Company reviews an aging report on a consistent basis to determine past due accounts, and utilizes a well-established credit rating agency. The Company charges off those accounts that are deemed uncollectible once all collection efforts have been exhausted.

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

Goodwill

In accordance with Financial Accounting Standards Board (FASB) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2017 and also at December 31, 2016. These analyses did not indicate any impairment of goodwill at the end of either period.

Stock-Based Compensation Plans

In 2006, the Company adopted a Phantom Stock Plan (the “Plan”), which allows the Company to grant phantom stock units (Units) to certain key employees, officers or directors. The Units each represent a contractual right to payment of compensation in the future based upon the market value of the Company’s common stock. The Units follow a vesting schedule of three years from the grant date, and are then paid upon maturity. In accordance with FASB ASC Topic 718, Stock Compensation, the Company uses the Black-Scholes option pricing model as its method for determining the fair value of the Units. Further details of the Plan are provided in Note 11.

Product Liability Reserves

Product liability reserves represent the estimated unpaid amounts under the Company’s insurance policies with respect to existing claims. The Company uses the most current available data to estimate claims. As explained more fully under Note 10, Commitments and Contingencies, for various product liability claims covered under the Company’s general liability insurance policies, the Company must pay certain defense and settlement costs within its deductible or self-insured retention limits, ranging primarily from $25,000 to $1,000,000 per claim, depending on the terms of the policy in the applicable policy year, up to an aggregate amount. The Company is vigorously defending against all known claims.

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

Advertising Expense

Advertising costs are charged to operations as incurred and are included in selling expenses in the accompanying consolidated Statement of Operations. Such charges aggregated $1,075,000, $1,047,000 and $1,062,000, for the years ended December 31, 2017, 2016, and 2015, respectively.

Research and Development Expense

Research and development expenses are charged to operations as incurred. Such charges totaled $923,000, $788,000, and $876,000 for the years ended December 31, 2017, 2016 and 2015, respectively and are included in engineering expense in the accompanying consolidated statements of operations.

Shipping Costs

Shipping costs are included in selling expense on the consolidated statements of operations. The expense relating to shipping was $2,562,000, $2,339,000 and $2,429,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The Company follows the provisions of ASC 740-10 relative to accounting for uncertainties in tax positions. These provisions provide guidance on the recognition, de-recognition and measurement of potential tax benefits associated with tax positions. For additional information regarding ASC 740-10, see Note 7.

Other Comprehensive Income

For the years ended December 31, 2017, 2016 and 2015, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentrations

One customer accounted for approximately 15% of sales in 2017, 13% in 2016 and 16% in 2015. That same customer accounted for 19% and 20% of Accounts Receivable at December 31, 2017 and 2016, respectively. No other customer represented more that 10% of Accounts Receivable or Sales. Geographically, North America accounted for approximately 89% of the Company’s sales during the last three years. The remaining portion of sales for each respective year was scattered among other countries, with the United Kingdom being the Company’s most dominant market outside North America.

Subsequent Events

The Company evaluates all events or transactions through the date of the related filing that may have a material impact on its consolidated financial statements. Refer to Note 13 of the consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. The updated standard becomes effective for the Company in the first quarter of fiscal year 2018. The Company has completed its review of its customer contracts and its analysis of the impact of the disclosure requirements of ASU 2014-09. The Company plans to adopt the revenue guidance effective January 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 will not have a material impact on our financial statements on an on-going basis.

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

3. INVENTORIES

Inventories, net of reserves of $479,000 and $1,062,000, respectively, consisted of the following at December 31:

	2017	2016
	(in thousands)

Finished Goods	$5,461	$5,254
Raw Materials	2,546	2,118

Total Inventories - Net	$8,007	$7,372

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2017	2016	Depreciation and Amortization Est. Useful Lives
	(in thousands)

Land	$1,205	$538
Buildings	6,293	4,407	39 Years
Leasehold Improvements	411	399	3-10 Years (Lesser of Life or Lease)
Equipment	10,242	9,629	3-10 Years
	18,151	14,973
Accumulated Depreciation	(11,153)	(10,571)
Property and Equipment - Net	$6,998	$4,402

The above amounts include capital related items of $0 and $34,000 at December 31, 2017 and December 31, 2016 respectively that had not yet been placed in service by the Company, and therefore no depreciation was recorded in the related periods for those assets. Depreciation and amortization expense was approximately $502,000, $459,000 and $460,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

5. LINE OF CREDIT

On December 1, 2017, the Company agreed to a new Amended and Restated Revolving Line of Credit Note and Third Amendment to the Loan Agreement with Santander Bank, N.A. (the “Bank”). The Company established a line of credit facility in the maximum amount of $15,000,000, maturing on December 1, 2022, with funds available for working capital purposes and other cash needs. The loan is unsecured. The loan agreement provides for the payment of any borrowings under the agreement at an interest rate range of either LIBOR plus 0.75% to plus 1.75% (for borrowings with a fixed term of 30, 60, or 90 days), or, Prime Rate up to Prime Rate plus 0.50% (for borrowings with no fixed term other than the December 1, 2022 maturity date), depending upon the Company’s then existing financial ratios. Currently, the Company’s ratio would allow for the most favorable rate under the agreement’s range, which would be a rate of 2.4%. The Company is also required to pay on a quarterly basis an unused facility fee of 10 basis points of the average unused balance of the note. The Company may terminate the line at any time during the five year term, as long as there are no amounts outstanding. Prior to this, the Company had been operating in adherence with the December 29, 2014 agreement, as discussed below.

On December 29, 2014, the Company entered into an Amended and Restated Committed Revolving Line of Credit Note (the “Line”) and a Second Amendment to the Loan Agreement with the Bank. The Line facility in the maximum amount of $15,000,000, had a five year term maturing on December 31, 2019, with funds available for working capital purposes and to fund dividends, and was unsecured. The Line provided for the payment of any borrowings at an interest rate of either LIBOR plus 1.00% to plus 1.35% (for borrowings with a fixed term of 30, 60, or 90 days), or Prime from 0.00% to plus 0.10%, depending upon the Company’s then existing financial ratios. Under the terms of the agreement, the Company was required to pay on a quarterly basis an unused facility fee equal to 10 basis points of the average unused balance of the total Line commitment.

As of December 31, 2017 and 2016, the Company had no outstanding borrowings on its line of credit, and was in compliance with all debt covenants.

6. SHAREHOLDERS’ EQUITY

For the periods ending December 31, 2017, 2016 and 2015, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share. At these dates, the number of shares issued was 10,153,633, and the total number of outstanding shares was 10,091,822, with the 61,811 variance representing shares held in Treasury.

During 2017, the Board of Directors (Board) revised its dividend policy to allow for and establish a record of paying regular quarterly dividends. In furtherance of this policy, the Company announced on June 9, 2017, September 11, 2017, and December 13, 2017 that the Board had approved a quarterly dividend in the amount of $0.22 per share to all Shareholders of record, amounting to payments of $2,220,000 in July 2017, October 2017, and January 2018.

On December 14, 2016, the Board declared a special dividend of $0.85 per share to all Shareholders of record as of December 26, 2016, payable on or before January 6, 2017. The total payment to shareholders made in January 2017 was $8,578,000.

On December 10, 2015, the Board declared a special dividend of $0.85 per share to all Shareholders of record as of December 21, 2015, and payable on or before January 6, 2016. The total payment made in January 2016 was $8,578,000.

On April 4, 2014, the Company’s Board of Directors authorized an extension of its stock repurchase program without expiration, up to a maximum amount of $1,000,000. The original program established in December 2007 authorized the purchase of up to $5,000,000 of its common stock. The purchases may be made from time-to-time in the open market or in privately negotiated transactions, depending on market and business conditions. The Board retained the right to cancel, extend, or expand the share buyback program, at any time and from time-to-time. Since inception, the Company has purchased a total of 61,811 shares for approximately $932,000, or approximately $15 per share. The Company did not make any stock repurchases during the years ended December 31, 2017, 2016 or 2015.

7. INCOME TAXES

New Tax Legislation

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (The Act). This legislation makes significant changes in U.S. tax law including a reduction in the corporate tax rate to 21% starting in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. The legislation reduced the U.S. corporate tax rate from the current rate of 35% to 21% for tax years beginning after December 31, 2017. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities existing as of December 22, 2017 from the 35% federal rate in effect through the end of 2017, to the new 21% rate. As a result of the change in law, the Company recorded a current period tax benefit of $118,000 in continuing operations and a corresponding reduction in the deferred tax liability. Because of the complexities involved in determining the previously unremitted earnings and profits of our foreign subsidiaries, the Company is still in the process of obtaining, preparing, and analyzing the required information. The Company has recorded an initial estimate of the tax on unremitted earnings. The amount, net of related foreign tax credits, is a tax of approximately $827,000. The rate of tax paid, after foreign tax credits, is 7% of the foreign earnings. This amount will be paid over 8 years. As of December 31, 2017, the Company is indefinitely invested in amounts in the foreign subsidiary in excess of the amounts that have been previously taxed.

Income tax expense consisted of the following:

	December 31,
	2017	2016	2015
	(in thousands)

Federal Income Tax:
Current	$6,848	$5,788	$6,155
Deferred	48	(311)	31

State Income Tax:
Current	667	652	601
Deferred	16	(23)	2

Foreign Income Tax:
Current	863	791	797
Deferred	8	78	17
Income Tax Expense	$8,450	$6,975	$7,603

Pre-tax income included foreign income of $4,528,000, $3,944,000 and $4,117,000 in 2017, 2016 and 2015, respectively. During 2017, the Company was deemed to have paid a dividend out of its U.K. subsidiary of all of its unremitted earnings, resulting in incremental U.S. taxes of $827,000.

Total income tax expense differed from statutory income tax expense, computed by applying the U.S. federal income tax rate of 35% to earnings before income tax, as follows:

	December 31,
	2017	2016	2015
	(in thousands)

Computed Statutory Income Tax Expense	$8,440	$7,475	$8,193
State Income Tax, Net of Federal Tax Benefit	447	386	360
Foreign Tax Rate Differential	(713)	(592)	(607)
Impact of Deemed Repatriation due to Tax Reform	827	—	—
Manufacturing Deduction	(401)	(385)	(423)
Impact of Federal Tax Rate Reduction on Deferred Taxes	(118)	—	—
Increase/(Reduction) in Tax Uncertainties	—	(70)	3
Valuation Allowance for Foreign Loss Carryover	—	70	—
Other - Net	(32)	91	77
Income Tax Expense	$8,450	$6,975	$7,603

A deferred income tax (expense) benefit results from temporary timing differences in the recognition of income and expense for income tax and financial reporting purposes. The components of and changes in the net deferred tax assets (liabilities) which give rise to this deferred income tax (expense) benefit for the years ended December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
	(in thousands)
Deferred Tax Assets:
Compensation Assets	$98	$151
Inventory Valuation	195	482
Accounts Receivable Valuation	215	344
Deferred Litigation Costs	24	37
Foreign Net Operating Losses	70	70
Valuation Allowance for Loss Carryover	(70)	(70)
Other	78	265
Compensation Liabilities	648	796
Total Deferred Assets	$1,258	$2,075

Deferred Tax Liabilities:
Prepaid Expenses	(417)	(655)
Depreciation and Amortization	(1,038)	(1,546)
Total Deferred Liabilities	$(1,455)	$(2,201)

Total Deferred Tax Liability	$(197)	$(126)

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

The Company is currently subject to audit by the Internal Revenue Service for the calendar years ended 2014 through 2016. The Company and its Subsidiaries’ state income tax returns are subject to audit for the calendar years ended 2013 through 2016.

As of December 31, 2017, the Company had no liability for unrecognized tax benefits related to various federal and state income tax matters.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the current and previous year:

	December 31,
	2017	2016

Beginning Unrecognized Tax Benefits –	$—	$110
Current Year – Increases	—	—
Current Year – Decreases	—	—
Current Year – Interest/Penalties	—	4
Expired Statutes	—	(114)
Ending Unrecognized Tax Benefits –	$—	$—

8. LEASES

In the United States, the Company owns its main operating facility located at 451 Creamery Way in Exton, PA, and in early 2017 consummated an agreement to purchase another facility at 427 Creamery Way in Exton, which was previously under lease through January 2018. Both facilities provide manufacturing, warehousing and distribution space. During 2014, the Company obtained a new five year lease on a warehousing and distribution center in Houston, Texas, which currently provides manufacturing, stocking and sales operations. Additionally, the Company leases its corporate office space in Middletown, CT, with the lease term expiring in 2022.

In the United Kingdom, the Company leases a facility in Banbury, England, which serves sales, warehousing and operational functions. The lease in Banbury was effective April 1, 2006 and has a 15-year term ending in March 2021.

In addition to property rentals, the Company also leases several automobiles, which are included in the rent expense and in the operating lease details below.

Rent expense for operating leases was approximately $393,000, $486,000 and $504,000 for the years ended December 31, 2017, 2016, and 2015, respectively. The decrease in rent expense between 2017 and 2016 largely relates to the purchase of the facility at 427 Creamery Way during February 2017, which was previously rented.

Future minimum lease payments under non-cancelable leases as of December 31, 2017 is as follows:

Year Ending December 31,	Operating Leases
(in thousands)

2018	$469
2019	416
2020	321
2021	169
2022	61
Thereafter	—

Total Minimum Lease Payments	$1,436

9. EMPLOYEE BENEFIT PLANS

Defined Contribution and 401(K) Plans

The Company maintains a qualified non-contributory profit-sharing plan (the “Plan”) covering all eligible employees. There were $338,000, $323,000 and $307,000 of contributions accrued for the Plan in 2017, 2016 and 2015 respectively, which were charged to expense in those respective years.

Contributions to the Plan are defined as three percent (3%) of gross wages up to the current Old Age, Survivors, and Disability (OASDI) limit and six percent (6%) of the excess over the OASDI limit, subject to the maximum allowed under the Employee Retirement Income Security Act (ERISA). Participants vest over six years.

The Company also maintains a savings and retirement plan qualified under Internal Revenue Code Section 401(k) for all employees. Employees are eligible to participate in the Plan the first day of the month following date of hire. Participants may elect to have up to fifty percent (50%) of their compensation withheld, up to the maximum allowed by the Internal Revenue Code. Effective January 1, 2016, after completing one year of service, the Company contributed an additional amount equal to 50% of all employee contributions, up to a maximum of 6% of an employee’s gross wages. Prior to 2016, the Company contributed an additional amount equal to 25% of all employee contributions, up to a maximum of 6% of an employee’s gross wages. Contributions are funded on a current basis. Contributions to the Plan charged to expense for the years ended December 31, 2017, 2016 and 2015 were $227,000, $196,000 and $93,000, respectively. The participant’s Company contribution vests ratably over six years.

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

The Company has salary continuation agreements with one current employee, and one former employee who retired at the end of 2010. These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement. The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments associated with these agreements is $496,000 at December 31, 2017, of which $484,000 is included in Other Long Term Liabilities, and the remaining current portion of $12,000 is included in Other Liabilities, associated with the retired employee previously noted who is now receiving benefit payments. The December 31, 2016 liability of $515,000, had $503,000 reported in Other Long Term Liabilities, and a current portion of $12,000 in Other Liabilities.

The Company has obtained and is the beneficiary of three whole life insurance policies with respect to the two employees discussed above, and one other employee policy. The cash surrender value of such policies (included in Other Long Term Assets) amounts to $1,281,000 at December 31, 2017 and $1,169,000 at December 31, 2016.

As disclosed in detail in Note 8, under the caption “Leases”, the Company has several lease obligations in place that will be paid out over time. Most notably, the Company leases a facility in Banbury, England that serves the manufacturing, warehousing and distribution functions. Additionally, the Company purchased the operating facility at 427 Creamery Way in Exton, PA in February 2017, which was previously under lease through January 2018.

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

In 2010, the Company took its first Claim to trial in Pennsylvania, and the jury returned a verdict that the Company was not negligent in designing and selling the TracPipe® product, but also returned a verdict for plaintiff on strict liability. The Company appealed that portion of the verdict, and in December 2014, the Supreme Court of Pennsylvania ruled in favor of the Company, and returned the case to the trial court for further hearings. However, the trial court denied the company’s motion for a new trial and the company appealed the trial court decision. As a result of this new appeal, the Company was required during the second quarter of 2016 to post approximately $1,600,000 as security to proceed with the current appeal, and that collateral security is included in Other Long Term Assets as of December 31, 2017. After an extended appellate review, on February 16, 2018 the appeals court ruled in favor of the company, and the prior strict liability verdict for the plaintiff has been vacated and the case remanded for a new trial. As a result, it is expected that the cash bond of $1,600,000 noted above will be returned to the Company.

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

In March 2017, a putative class action case was re-filed against the Company and other parties in Missouri state court after the predecessor case was dismissed without prejudice by the federal court. The Company is currently vigorously defending the case.

The Company has in place commercial general liability insurance policies that cover the Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $1,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $1,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims is estimated to not exceed approximately $2,700,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered and outstanding settlements for existing claims. The liabilities recorded on the Company’s books at December 31, 2017 and December 31, 2016 were $175,000 and $273,000, respectively, and are included in Other Liabilities.

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

Grants of Phantom Stock Units. As of December 31, 2016, the Company had 23,671 unvested units outstanding, all of which were granted at Full Value. During 2017, the Company granted an additional 9,000 Full Value Units with a fair value of $41.68 per unit on grant date, using historical volatility. In April 2017, the Company paid $428,000 for the 8,690 fully vested and matured units that were granted during 2013, including their respective earned dividend values. As of December 31, 2017, the Company had 21,296 unvested units outstanding.

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

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense as of December 31, 2017.

The total Phantom Stock related liability as of December 31, 2017 was $2,238,000 of which $776,000 is included in Other Liabilities, as it is expected to be paid in February 2018, and the balance of $1,462,000 is included in Other Long Term Liabilities. At December 31, 2016, there was a Phantom Stock liability of $1,624,000, of which $506,000 was classified in Other Liabilities, and $1,118,000 in Other Long Term Liabilities.

In accordance with FASB ASC Topic 718, Stock Compensation, the Company recorded compensation expense of approximately $1,042,000, $996,000 and $177,000 related to the Phantom Stock Plan for the years ended December 31, 2017, 2016 and 2015, respectively.

The following table summarizes information about the Company’s nonvested phantom stock Units at December 31, 2017:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2016	23,671	$27.87
Granted	9,000	$41.68
Vested	(11,375)	$26.26
Forfeited	—	—
Canceled	—	—
Nonvested at December 31, 2017	21,296	$34.74
Phantom Stock Unit Awards Expected to Vest	21,296	$34.74

The total unrecognized compensation costs calculated at December 31, 2017 are $789,000 which will be recognized through 2020. The Company will recognize the related expense over the weighted average period of 1.0 years.

12. RELATED PARTY TRANSACTIONS

From time to time the Company may have related party transactions (RPT’s). In short, RPT’s represent any transaction between the Company and any Company employee, director or officer, or any related entity, or relative, etc. The Company performs a review of transactions each year to determine if any RPT’s exist. Through this investigation, the Company is currently not aware of any related party transactions between the Company and any of its current directors or officers outside the scope of their normal business functions or expected contractual duties. The Company does on occasion share a small amount of services with its former parent Mestek, Inc., mostly related to board meeting expenses. Additionally, the Company is aware of transactions between a few service providers which employ individuals indirectly associated to Omega Flex employees, but these have been determined to be independent transactions with no indication that they are influenced by the related relationships. The Company currently also has note agreement assets with related parties amounting to approximately $147,000, which are contractually secured by the Company.

13. SUBSEQUENT EVENTS

The Company is not currently aware of any other subsequent events that would require disclosure or any adjustment to the consolidated financial statements as stated at December 31, 2017.

14. QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below sets forth selected quarterly information for each full quarter of 2017 and 2016.

	For the Year-Ended December 31, 2017
	First	Second	Third	Fourth	Year
	(dollars in thousands except per share data)

Net Sales	$25,607	$23,805	$24,923	$27,464	$101,799

Gross Profit	$15,336	$14,142	$15,207	$17,081	$61,766

Net Income attributable to Omega Flex, Inc.	$4,138	$3,034	$4,014	$4,476	$15,662

Basic and Diluted Earnings per common share	$0.41	$0.30	$0.40	$0.44	$1.55

	For the Year-Ended December 31, 2016
	First	Second	Third	Fourth	Year
	(dollars in thousands except per share data)

Net Sales	$20,626	$23,840	$23,942	$25,643	$94,051

Gross Profit	$12,492	$14,689	$14,777	$15,926	$57,884

Net Income attributable to Omega Flex, Inc.	$2,643	$3,713	$3,888	$4,133	$14,377

Basic and Diluted Earnings per common share	$0.26	$0.37	$0.39	$0.41	$1.42

Item 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

Item 9A – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as amended as of December 31, 2017, the end of the period covered by this report on Form 10-K. Based on this evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective as of December 31, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) in Internal Control-Integrated Framework (2013).

Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017 based on criteria in the Internal Control-Integrated Framework (2013) issued by COSO.

The Company’s independent registered public accounting firm, RSM US LLP, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. RSM US LLP’s report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 is included herein on page 29.

(d) Changes in Internal Control over Financial Reporting.

There were no changes on our internal control over financial reporting during the most recent quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B – OTHER INFORMATION

None.

PART III

With respect to items 10 through 14, the Company will file with the Securities and Exchange Commission, within 120 days of the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14A.

Item 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors of the Company will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 7, 2018, under the caption “Current Directors and Nominees for Election – Background Information”, and to the extent required and except as set forth therein, is incorporated herein by reference.

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

Item 11 - EXECUTIVE COMPENSATION

Information required by Item 11 will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 7, 2018, and under the caption “Executive Compensation” to the extent required and except as set forth therein, is incorporated herein by reference.

The report of the Compensation Committee of the Board of Directors of the Company shall not be deemed incorporated by reference by any general statement incorporating by reference the proxy statement into any filing under the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under such Act.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Item 12 will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held on June 7, 2018, under the caption “Security Ownership of Certain Beneficial Owners and Management”, and to the extent required and except as set forth therein, is incorporated herein by reference.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held on June 7, 2018, under the caption “Certain Relationships and Related Party Transactions” and to the extent required and except as set forth therein, is incorporated herein by reference.

Item 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held on June 7, 2018, under the caption “Principal Accounting Fees and Services”, and to the extent required, and except as set forth therein, is incorporated herein by reference.

PART IV

Item 15 – EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

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

Exhibit No.		Description	Reference Key
**********		**********	**********
3.1		Articles of Incorporation of Omega Flex, Inc., as amended	(A)

3.2		Amended and Restated By-laws of Omega Flex, Inc.	(A)

10.1		Indemnity and Insurance Matters Agreement dated July 29, 2005 between Omega Flex, Inc. and Mestek, Inc.	(A)

10.2		Form of Indemnification Agreements entered into between Omega Flex, Inc. and its Directors and Officers and the Directors of its wholly-owned subsidiaries.	(A)

10.3		Schedule of Directors/Officers with Indemnification Agreement	(A)

10.4	*	Employment Agreement dated December 15, 2008 between Omega Flex, Inc. and Kevin R. Hoben	(C)

10.5	*	Amendment No. 1 to the Employment Agreement dated January 1, 2014 between Omega Flex, Inc. and Kevin R. Hoben	(H)

10.6	*	Employment Agreement dated December 15, 2008 between Omega Flex, Inc. and Mark F. Albino	(C)

10.7	*	Amendment No. 1 to the Employment Agreement dated January 1, 2014 between Omega Flex, Inc. and Mark F. Albino	(H)

10.8		Amended and Restated Committed Revolving Line of Credit Note dated December 1, 2017 by Omega Flex, Inc. to Santander Bank, N.A. in the principal amount of $15,000,000.	(J)

10.9		Loan and Security Agreement dated December 17, 2009 between Omega Flex, Inc. and Sovereign Bank, N.A.	(E)

10.10		First Amendment dated December 30, 2010 to the Loan and Security Agreement between Omega Flex, Inc. and Sovereign Bank, N.A.	(F)

10.11		Second Amendment dated December 29, 2014 to the Loan and Security Agreement between Omega Flex, Inc. and Santander Bank, N.A., (as successor in interest to Sovereign Bank, N.A.)	(I)

10.12		Third Amendment dated December 1, 2017 to the Loan and Security Agreement between Omega Flex, Inc. and Santander Bank, N.A., (as successor in interest to Sovereign Bank, N.A.)	(J)

10.13	*	Executive Salary Continuation Agreement	(B)

10.14	*	Phantom Stock Plan dated December 11, 2006.	(D)

10.15	*	First Amendment to the Omega Flex, Inc. 2006 Phantom Stock Plan	(E)

10.16	*	Form of Phantom Stock Agreement entered into between Omega Flex, Inc. and its directors, officers and employees, except as set forth in the attached schedule.	(D)

10.17	*	Schedule of Phantom Stock Agreements between Omega Flex, Inc. and its directors and executive officers as of December 31, 2017.	**

10.18		Omega Flex Limited Settlement Agreement dated March 15, 2013	(G)

21.1		List of Subsidiaries	**

23.1		Consent of RSM US LLP	**

31.1		Certification of Chief Executive Officer of Omega Flex, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended	**

31.2		Certification of Chief Financial Officer of Omega Flex, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended	**

32.1		Certification of Chief Executive Officer and Chief Financial Officer of Omega Flex, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	***

101.1NS		XBRL Instance Document	(K)
101.SCH		XBRL Taxonomy Extension Schema Document	(K)
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	(K)
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document	(K)
101.LAB		XBRL Taxonomy Extension Label Linkbase Document	(K)
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document	(K)

Reference Key

(A)	Filed as an Exhibit to the Registration Statement on Form 10-12G filed on June 22, 2005.

(B)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 31, 2006.

(C)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 18, 2009.

(D)	Filed as an Exhibit to the Annual Report on Form 10-K filed April 2, 2007.

(E)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 17, 2010.

(F)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 10, 2011.

(G)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 27, 2013.

(H)	Filed as an Exhibit to the Current Report on Form 8-K/A filed July 24, 2014.

(I)	Filed as an Exhibit to the Current Report on Form 8-K filed December 29, 2014.

(J)	Filed as an Exhibit to the Current Report on Form 8-K filed December 5, 2017.

(K)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language) as of and for the year ended December 31, 2017: (i) the Consolidated Statement of Operations, (ii) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Shareholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

*	Management contract, compensatory plan or arrangement
**	Filed herewith
***	Furnished herewith

Item 16 – Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA FLEX, INC.

Date: March 5, 2018	By:	/S/ Kevin R. Hoben
Kevin R. Hoben, President and
Chief Executive Officer (Principal Executive Officer)

Date: March 5, 2018	By:	/S/ Paul J. Kane
Paul J. Kane, Vice President Finance,
Chief Financial Officer (Principal Financial Officer)

Date: March 5, 2018	By:	/S/ Matthew F. Unger
Matthew F. Unger
Financial Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 5, 2018	By:	/S/ Mark F. Albino
Mark F. Albino, Director

Date: March 5, 2018	By:	/S/ David K. Evans
David K. Evans, Director

Date: March 5, 2018	By:	/S/ J. Nicholas Filler
J. Nicholas Filler, Director

Date: March 5, 2018	By:	/S/ Derek W. Glanvill
Derek W. Glanvill, Director

Date: March 5, 2018	By:	/S/ Kevin R. Hoben
Kevin R. Hoben, Director

Date: March 5, 2018	By:	/S/ Bruce C. Klink
Bruce C. Klink, Director

Date: March 5, 2018	By:	/S/ Stewart B. Reed
Stewart B. Reed, Director