Form 10-Q
period 2018-03-31
Omega Flex, Inc.
filed 2018-05-07
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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

The number of shares of the registrant’s common stock outstanding as of March 31, 2018 was 10,091,822.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2018

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$35,579	$37,938
Accounts Receivable - less allowances of $918 and $920, respectively	15,406	15,636
Inventories-Net	7,998	8,007
Other Current Assets	1,369	1,895

Total Current Assets	60,352	63,476

Property and Equipment - Net	7,274	6,998
Goodwill-Net	3,526	3,526
Deferred Taxes	12	12
Other Long Term Assets	3,072	3,079

Total Assets	$74,236	$77,091

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,054	$2,598
Accrued Compensation	1,268	4,851
Accrued Commissions and Sales Incentives	2,879	4,284
Dividends Payable	—	2,220
Taxes Payable	1,550	568
Other Liabilities	3,436	3,583

Total Current Liabilities	11,187	18,104

Deferred Taxes	292	209
Long Term Taxes Payable	761	761
Other Long Term Liabilities	1,294	1,948

Total Liabilities	13,534	21,022

Commitments and Contingencies (Note 5)

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 share: authorized 20,000,000 shares: 10,153,633 shares issued and 10,091,822 outstanding at March 31, 2018 and December 31, 2017, respectively	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	10,808	10,808
Retained Earnings	49,620	45,457
Accumulated Other Comprehensive Loss	(501)	(908)
Total Omega Flex, Inc. Shareholders’ Equity	60,028	55,458
Noncontrolling Interest	674	611

Total Shareholders’ Equity	60,702	56,069

Total Liabilities and Shareholders’ Equity	$74,236	$77,091

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands except Earnings per Common Share)

	For the three-months ended
	March 31,
	2018	2017
	(unaudited)

Net Sales	$25,397	$25,607

Cost of Goods Sold	10,364	10,271

Gross Profit	15,033	15,336

Selling Expense	4,414	4,306
General and Administrative Expense	4,089	4,018
Engineering Expense	1,030	808

Operating Profit	5,500	6,204

Interest Income	51	24
Other Income (Expense)	36	(40)

Income Before Income Taxes	5,587	6,188

Income Tax Expense	1,384	2,005

Net Income	4,203	4,183
Less: Net Income attributable to the Noncontrolling Interest, Net of Tax	(40)	(45)

Net Income attributable to Omega Flex, Inc.	$4,163	$4,138

Basic and Diluted Earnings per Common Share	$0.41	$0.41

Basic and Diluted Weighted-Average Shares Outstanding	10,092	10,092

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

	For the three-months ended
	March 31,
	2018	2017
	(unaudited)

Net Income	$4,203	$4,183

Other Comprehensive Income:
Foreign Currency Translation Adjustment	430	135
Other Comprehensive Income	430	135

Comprehensive Income	4,633	4,318

Less: Comprehensive Income Attributable to the Noncontrolling Interest	(63)	(52)

Total Other Comprehensive Income	$4,570	$4,266

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Amounts in Thousands)

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
Balance - December 31, 2017	10,091,822	$102	$(1)	$10,808	$45,457	$(908)	$611	$56,069

Net Income					4,163		40	4,203
Cumulative Translation Adjustment						407	23	430

Balance - March 31, 2018	10,091,822	$102	$(1)	$10,808	$49,620	$(501)	$674	$60,702

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	For the three-months ended
	March 31,
	2018	2017
	(unaudited)
Cash Flows from Operating Activities:
Net Income	$4,203	$4,183
Adjustments to Reconcile Net Income to
Net Cash Used In Operating Activities:
Non-Cash Compensation Change	(63)	(74)
Depreciation and Amortization	124	112
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	(15)	10
Deferred Taxes	83	(262)
Provision for Inventory Reserves	(215)	42
Changes in Assets and Liabilities:
Accounts Receivable	327	(1,690)
Inventories	268	(771)
Other Assets	539	684
Accounts Payable	(560)	(528)
Accrued Compensation	(3,599)	(2,932)
Accrued Commissions and Sales Incentives	(1,410)	(1,135)
Other Liabilities	211	2,185
Net Cash Used In Operating Activities	(107)	(176)

Cash Flows from Investing Activities:
Capital Expenditures	(397)	(2,675)
Net Cash Used in Investing Activities	(397)	(2,675)

Cash Flows from Financing Activities:
Dividend Paid	(2,220)	(8,578)
Net Cash Used in Financing Activities	(2,220)	(8,578)

Net Decrease in Cash and Cash Equivalents	(2,724)	(11,429)
Translation effect on cash	365	98
Cash and Cash Equivalents – Beginning of Period	37,938	35,318

Cash and Cash Equivalents – End of Period	$35,579	$23,987

Supplemental Disclosure of Cash Flow Information:

Cash paid for Income Taxes	$336	$230

Cash paid for Interest	$—	$—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). The Company’s unaudited condensed consolidated financial statements for the quarter ended March 31, 2018 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K). All material inter-company accounts and transactions have been eliminated in consolidation. It is Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature or a description is provided for any adjustments that are not of a normal recurring nature.

Description of Business

The Company’s business is controlled as a single operating segment that consists of the manufacture and sale of flexible metal hose (also described as corrugated tubing), as well as the sale of the Company’s related proprietary fittings and a vast array of accessories.

The Company is a leading manufacturer of flexible metal hose, which is used in a variety of ways to carry gases and liquids within their particular applications. Some of the more prominent uses include carrying fuel gases within residential and commercial buildings, the transfer of liquefied gases in certain processing applications, vibration absorbers in high vibration applications, industrial applications where the customer requires the piping to have both a degree of flexibility and/or an ability to carry corrosive compounds or mixtures, or to carry at both very high and very low (cryogenic) temperatures, and the Company’s corrugated tubing can also be used in the healthcare industry to carry various medical related gases.

The Company manufactures flexible metal hose at its facilities in Exton, Pennsylvania, in the United States, and in Banbury, Oxfordshire in the United Kingdom, and primarily sells its products through distributors, wholesalers and to original equipment manufacturers (“OEMs”) throughout North America and Europe, and to a lesser extent other global markets.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted the requirements of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective approach). The Company selected the modified retrospective approach however there was no material impact which required a cumulative effect adjustment.

The principle of Topic 606 was achieved through applying the following five-step approach:

●	Identification of the contract, or contracts, with a customer — a contract with a customer exists when the Company enters into an enforceable contract with a customer, typically a purchase order initiated by the customer, that defines each party’s rights regarding the goods to be transferred and identifies the payment terms related to these goods.

●	Identification of the performance obligations in the contract — performance obligations promised in a contract are identified based on the goods that will be transferred to the customer that are distinct, whereby the customer can benefit from the goods on their own or together with other resources that are readily available from third parties or from us. Persuasive evidence of an arrangement for the sale of product must exist. The Company ships product in accordance with the purchase order and standard terms as reflected within the Company’s order acknowledgments and sales invoices.

●	Determination of the transaction price —the transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods to the customer. This would be the agreed upon quantity and price per product type in accordance with the customer purchase order, which is aligned with the Company’s internally approved pricing guidelines.

●	Allocation of the transaction price to the performance obligations in the contract — if the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. This applies to the Company as there is only one performance obligation to ship the goods.

●	Recognition of revenue when, or as, the Company satisfies a performance obligation — the Company satisfies performance obligations at a point in time when control of the goods transfers to the customer. Determining the point in time when control transfers requires judgment. Indicators considered in determining whether the customer has obtained control of a good include:

●	The Company has a present right to payment
●	The customer has legal title to the goods
●	The Company has transferred physical possession of the goods
●	The customer has the significant risks and rewards of ownership of the goods
●	The customer has accepted the goods

It is important to note that the indicators are not a set of conditions that must be met before the Company can conclude that control of the goods has transferred to the customer. The indicators are a list of factors that are often present if a customer has control of the goods.

The Company has typical, unmodified FOB shipping point terms. As the seller, the Company can determine that the shipped goods meet the agreed-upon specifications in the contract or customer purchase order (e.g. items, quantities, and prices) with the buyer, so customer acceptance would be deemed a formality, as noted in ASC 606-10-55-86. As a result, the Company has a legal right to payment upon shipment of the goods.

Based upon the above, the Company has concluded that transfer of control substantively transfers to the customer upon shipment.

Other considerations of Topic 606 include the following:

●	Contract Costs - costs to obtain a contract (e.g. customer purchase order) include sales commissions. Under Topic 606, these costs may be expensed as incurred for contracts with a duration of one year or less. The majority of the customer purchase orders are fulfilled (e.g. goods are shipped) within two days of receipt.

●	Warranties - the Company does not offer customers to purchase a warranty separately. Therefore there is not a separate performance obligation. The Company does account for warranties as a cost accrual and the warranties do not include any additional distinct services other than the assurance that the goods comply with agreed-upon specifications. There is no impact of warranties under Topic 606 upon the financial reporting of the Company.

●	Returned Goods - from time to time, the Company provides authorization to customers to return goods. If deemed to be material, the Company would record a “right of return” asset for the cost of the returned goods which would reduce cost of sales. Upon implementation of Topic 606, the Company will monitor pending authorized returns of goods and, if deemed appropriate, record the right of return asset accordingly.

●	Volume Rebates (Promotional Incentives) - volume rebates are variable (dependent upon the volume of goods purchased by our eligible customers) and, under Topic 606, must be estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g. upon shipment of goods). Also under Topic 606, to ensure that revenue recognized would not be probable of a significant reversal, the four following factors are considered:

●	The amount of consideration is highly susceptible to factors outside the company’s influence.
●	The uncertainty about the amount of consideration is not expected to be resolved for a long period of time.
●	The Company’s experience with similar types of contracts is limited.
●	The contract has a large number and broad range of possible consideration amounts.

If it was concluded that the above factors were in place for the Company, it would support the probability of a significant reversal of revenue. However, as none of the four factors apply to the Company, promotional incentives are recorded as a reduction of revenue based upon estimates of the products expected to be sold.

Regarding disaggregated revenue disclosures, as previously noted, the Company’s business is controlled as a single operating segment that consists of the manufacture and sale of flexible metal hose. Most of the Company’s transactions are very similar in nature, contract, terms, timing, and transfer of control of goods. As indicated within Note 2, under the caption “Significant Concentration”, the majority of the Company’s sales were geographically contained within North America, with the remainder scattered internationally. All performance assessments and resource allocations are generally based upon the review of the results of the Company as a whole.

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

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on any known collection issues, historical experience, and other currently available evidence. The reserve for future credits, discounts, and doubtful accounts was $918,000 and $920,000 as of March 31, 2018 and December 31, 2017, respectively. In regards to identifying uncollectible accounts, the Company reviews an aging report on a consistent basis to determine past due accounts, and utilizes a well-established credit rating agency. The Company charges off those accounts that are deemed uncollectible once all collection efforts have been exhausted.

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

Goodwill

In accordance with Financial Accounting Standards Board (FASB) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2017. This analyses did not indicate any impairment of goodwill. There were no circumstances that indicate that goodwill might be impaired at March 31, 2018.

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

The Company reflected the effects of the Tax Cuts and Jobs Act (The Act), in its 2017 financial statements. This included the effects of the change in the US Corporate tax rate from 35% to 21% on deferred tax assets and liabilities, and a provision related to previously deferred taxes on earnings of the Company’s foreign subsidiary. The Company’s tax expense for the period ended March 31, 2018 includes the continuing effect of the reduction in the U.S. federal tax rate from 35% to 21%, effective for the Company’s 2018 tax year. The Company’s tax provision also reflects other changes as a result of the Act, including the impact of the Global Intangible Low Taxed Income provisions, and changes effecting the deductibility of certain executive compensation.

Other Comprehensive Income

For the quarters ended March 31, 2018 and 2017, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentration

At March 31, 2018, the Company has one significant customer who represented more than 10% of the Company’s Accounts Receivable and more than 10% of the Company’s total Net Sales for the quarter ending March 31, 2018. At December 31, 2017, that same customer also represented more than 10% of the Company’s Accounts Receivable balance, and more than 10% of Net Sales for the first quarter of 2017. Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are consistent with those discussed in detail in the Company’s December 31, 2017 Form 10-K.

Subsequent Events

The Company evaluates all events or transactions through the date of the related filing that may have a material impact on its condensed consolidated financial statements. Refer to Note 9 of the condensed consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard replaced most existing revenue recognition guidance in U.S. GAAP once it became effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. The updated standard became effective for the Company in the first quarter of fiscal year 2018. The Company completed its review of its customer contracts and its analysis of the impact of the disclosure requirements of ASU 2014-09 during 2017. The Company has adopted the revenue guidance effective January 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on the Company’s financial statements, and is not expected to have any material impact on an ongoing basis. Although there is no material impact on the financial statements our accounting policy for revenue recognition has been updated as described previously in Note 1 of the condensed consolidated financial statements.

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

3. INVENTORIES

Inventories, net of reserves of $273,000 and $479,000 at March 31, 2018 and December 31, 2017, respectively, consisted of the following:

	March 31, 2018	December 31, 2017
	(dollars in thousands)

Finished Goods	$4,820	$5,461
Raw Materials	3,178	2,546

Inventories - Net	$7,998	$8,007

4. LINE OF CREDIT

On December 1, 2017, the Company agreed to a new Amended and Restated Revolving Line of Credit Note and Third Amendment to the Loan Agreement with Santander Bank, N.A. (the “Bank”). The Company established a line of credit facility in the maximum amount of $15,000,000, maturing on December 1, 2022, with funds available for working capital purposes and other cash needs. The loan is unsecured. The loan agreement provides for the payment of any borrowings under the agreement at an interest rate range of either LIBOR plus 0.75% to plus 1.75% (for borrowings with a fixed term of 30, 60, or 90 days), or, Prime Rate up to Prime Rate plus 0.50% (for borrowings with no fixed term other than the December 1, 2022 maturity date), depending upon the Company’s then existing financial ratios. Currently, the Company’s ratio would allow for the most favorable rate under the agreement’s range, which would be a rate of 2.63%. The Company is also required to pay on a quarterly basis an unused facility fee of 10 basis points of the average unused balance of the note. The Company may terminate the line at any time during the five year term, as long as there are no amounts outstanding. Prior to this, the Company had been operating in adherence with the December 29, 2014 agreement, as outlined in the December 31, 2017 Form 10-K, and filed as an Exhibit to the Current Report on Form 8-K on December 29, 2014.

As of March 31, 2018 and December 31, 2017, the Company had no outstanding borrowings on its line of credit, and was in compliance with all debt covenants.

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

The Company has salary continuation agreements with one current employee, and one former employee who retired at the end of 2010. These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement. The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments associated with these agreements is $493,000 at March 31, 2018, of which $481,000 is included in Other Long Term Liabilities, and the remaining current portion of $12,000 is included in Other Liabilities, associated with the retired employee previously noted who is now receiving benefit payments. The December 31, 2017 liability of $496,000, had $484,000 reported in Other Long Term Liabilities, and a current portion of $12,000 in Other Liabilities.

The Company has obtained and is the beneficiary of three whole life insurance policies with respect to the two employees discussed above, and one other employee policy. The cash surrender value of such policies (included in Other Long Term Assets) amounts to $1,281,000 at March 31, 2018 and December 31, 2017.

As disclosed in detail in Note 8 of the Company’s December 31, 2017 Form 10-K, under the caption “Leases”, the Company has several lease obligations in place that will be paid out over time. Most notably, the Company leases a facility in Banbury, England that serves the manufacturing, warehousing and distribution functions. Additionally, the Company purchased the operating facility at 427 Creamery Way in Exton, PA in February 2017, which was previously under lease through January 2018.

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

In 2010, the Company took its first Claim to trial in Pennsylvania, and the jury returned a verdict that the Company was not negligent in designing and selling the TracPipe® product, but also returned a verdict for plaintiff on strict liability. The Company appealed that portion of the verdict, and in December 2014, the Supreme Court of Pennsylvania ruled in favor of the Company, and returned the case to the trial court for further hearings. After further extended appellate review, on February 16, 2018 the appeals court ruled in favor of the Company, and the prior strict liability verdict for the plaintiff has been vacated and the case remanded for a new trial. As a result, it is expected that the cash bond of $1,600,000, which is included in Other Long Term Assets and posted as security for the subsequent appeal, will be returned to the Company.

In March 2017, a putative class action case was re-filed against the Company and other parties in Missouri state court after the predecessor case was dismissed without prejudice by the federal court. The Company is currently vigorously defending the case.

The Company has in place commercial general liability insurance policies that cover the Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $1,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $1,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims is estimated to not exceed approximately $4,000,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered and outstanding settlements for existing claims. The liabilities recorded on the Company’s books at March 31, 2018 and December 31, 2017 were $215,000 and $175,000, respectively, and are included in Other Liabilities.

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

Grants of Phantom Stock Units. As of December 31, 2017, the Company had 21,296 unvested units outstanding, all of which were granted at Full Value. On February 12, 2018, the Company granted an additional 6,450 Full Value Units with a fair value of $53.04 per unit on grant date, using historical volatility. As of March 31, 2018, the Company had 18,188 unvested units outstanding.

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

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense as of March 31, 2018.

The total Phantom Stock related liability as of March 31, 2018 was $1,510,000 of which $699,000 is included in Other Liabilities, as it is expected to be paid in February 2019, and the balance of $811,000 is included in Other Long Term Liabilities. At December 31, 2017, the total Phantom Stock liability was $2,238,000, with $776,000 in Other Liabilities, and $1,462,000 included in Other Long Term Liabilities.

Related to the Phantom Stock Plan, in accordance with FASB ASC Topic 718, Stock Compensation, the Company recorded compensation income of approximately $63,000 for the three months ended March 31, 2018, and compensation income of $74,000 for the first quarter of 2017. Compensation income or expense for a given period largely depends upon fluctuations in the Company’s stock price.

The following table summarizes information about the Company’s nonvested phantom stock Units at March 31, 2018:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2017	21,296	$34.74
Granted	6,450	$53.04
Vested	(9,558)	$32.96
Forfeited	—	—
Canceled	—	—
Nonvested at March 31, 2018	18,188	$43.53
Phantom Stock Unit Awards Expected to Vest	18,188	$43.53

The total unrecognized compensation costs calculated at March 31, 2018 are $1,031,000 which will be recognized through February of 2021. The Company will recognize the related expense over the weighted average period of 1.7 years.

7. SHAREHOLDERS’ EQUITY

For the periods ending March 31, 2018 and December 31, 2017, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share. At these dates, the number of shares issued was 10,153,633, and the total number of outstanding shares was 10,091,822, with the 61,811 variance representing shares held in Treasury.

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

On April 4, 2014, the Company’s Board of Directors authorized an extension of its stock repurchase program without expiration, up to a maximum amount of $1,000,000. The original program established in December 2007 authorized the purchase of up to $5,000,000 of its common stock. The purchases may be made from time-to-time in the open market or in privately negotiated transactions, depending on market and business conditions. The Board retained the right to cancel, extend, or expand the share buyback program, at any time and from time-to-time. Since inception, the Company has purchased a total of 61,811 shares for approximately $932,000, or approximately $15 per share. The Company did not make any stock repurchases since 2014.

8. RELATED PARTY TRANSACTIONS

From time to time the Company may have related party transactions (RPT’s). In short, RPT’s represent any transaction between the Company and any Company employee, director or officer, or any related entity, or relative, etc. The Company performs a review of transactions each year to determine if any RPT’s exist. Through this investigation, the Company is currently not aware of any related party transactions between the Company and any of its current directors or officers outside the scope of their normal business functions or expected contractual duties. The Company does on occasion share a small amount of services with its former parent Mestek, Inc., mostly related to board meeting expenses. Additionally, the Company is aware of transactions between a few service providers which employ individuals indirectly associated to Omega Flex employees, but these have been determined to be independent transactions with no indication that they are influenced by the related relationships. The Company currently also has note agreement assets with related parties amounting to approximately $146,000 and $147,000 at March 31, 2018 and December 31, 2017, respectively, which are contractually secured by the Company. It should be noted that in April 2018, a majority of the amounts due from related parties has been collected.

9. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred through the date of this filing. During April 2018, one of the Company’s foreign subsidiaries paid a dividend to all shareholders of record, in the amount of approximately $10,000,000. As a majority of the foreign entity is owned by Omega Flex, Inc, the “Parent” company, most of this cash was received by the Parent. The net cash position of the consolidated entity was therefore largely unchanged. The Company did not have any material subsequent events that impacted its condensed consolidated financial statements during the period.

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

OVERVIEW

The Company is a leading manufacturer of flexible metal hose (also described as corrugated tubing), and is currently engaged in a number of different markets, including construction, manufacturing, transportation, petrochemical, pharmaceutical, healthcare and other industries.

The Company’s business is managed as a single operating segment that consists of the manufacture and sale of flexible metal hose, as well as the sale of the Company’s related proprietary fittings and a vast array of accessories. The Company’s products are concentrated in residential and commercial construction, and general industrial markets, with a comprehensive portfolio of intellectual property and patents issued in various countries around the world. The Company’s primary product, flexible gas piping, is used for gas piping within residential and commercial buildings. Through its flexibility and ease of use, the Company’s TracPipe® and TracPipe® CounterStrike® flexible gas piping, along with its fittings distributed under the trademarks AutoSnap® and AutoFlare®, allows users to substantially cut the time required to install gas piping, as compared to traditional methods. The Company’s products are manufactured at its Exton, Pennsylvania facilities in the United States, and in Banbury, Oxfordshire in the United Kingdom. Through the use of its broad network of independent outside sales organizations, such as sales representatives, the Company primarily sells its products to distributors, wholesalers and OEM’s, mostly throughout North America, and to a lesser extent in other global markets.

CHANGES IN FINANCIAL CONDITION

For the period ended March 31, 2018 vs. December 31, 2017

The Company’s cash balance of $35,579,000 at March 31, 2018, decreased $2,359,000 (6.2%) from the $37,938,000 balance at December 31, 2017. The Company paid a regular quarterly dividend of $2,220,000 during the first quarter of 2018 which was accrued at December 31, 2017. Additionally, consistent with prior years, the Company paid a significant amount of cash during the first quarter for obligations that were accrued as of the end of the preceding year, such as sales promotional incentive programs and various incentive related compensation. Those cash outflows were partially offset by income generated from operations during 2018.

Accrued Compensation was $1,268,000 at March 31, 2018, compared to $4,851,000 at December 31, 2017, decreasing $3,583,000 (73.9%). A significant portion of the liability that existed at year end related to incentive compensation earned in 2017. As is customary, the liability was then paid during the first quarter of the following year, or 2018, thus diminishing the balance. The liability now represents amounts earned during the current year.

Dividends Payable was $2,220,000 at the end of 2017, reflecting the $0.22 regular quarterly dividend declared by the Board during December 2017. This dividend was then paid to shareholders’ in January of 2018, thus reducing the balance to zero. This also reduced the Company’s cash balance, as described above.

RESULTS OF OPERATIONS

Three-months ended March 31, 2018 vs. March 31, 2017

The Company reported comparative results from continuing operations for the three-month periods ended March 31, 2018 and 2017 as follows:

	Three-months ended March 31,
	(in thousands)

	2018	2018	2017	2017
	($000)%		($000)%
Net Sales	$25,397	100.0%	$25,607	100.0%
Gross Profit	$15,033	59.2%	$15,336	59.9%
Operating Profit	$5,500	21.7%	$6,204	24.2%

Net Sales. The Company’s 2018 first quarter sales were essentially level with the previous year, being $25,397,000 and $25,607,000, respectively, decreasing $210,000 or 0.8%. The sales results for the first quarter of 2018 were reasonable given that seasonally adjusted housing starts, a construction benchmark utilized in the industry, were down 4% in early 2018 compared to last year. Additionally, the Company believes the 2017 sales were enhanced by customers buying ahead of a pending price increase during that same year.

Gross Profit. The Company’s gross profit margins were very similar from year to year, being 59.2% and 59.9% for the three-months ended March 31, 2018 and 2017, respectively. The Company experienced a slight increase in its manufacturing expenses.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $4,414,000 and $4,306,000 for the three-months ended March 31, 2018 and 2017, respectively, representing an increase of $108,000 or 2.5%. Selling expenses as a percent of net sales compared to last year, were 17.4% for the three-months ended March 31, 2018, and 16.8% for the three-months ended March 31, 2017, increasing slightly.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $4,089,000 and $4,018,000 for the three-months ended March 31, 2018 and 2017, respectively, thus increasing by $71,000 or 1.8%. As a percentage of sales, general and administrative expenses increased to 16.1% for the three months ended March 31, 2018 from 15.7% for the three months ended March 31, 2017.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $1,030,000 and $808,000 for the three months ended March 31, 2018 and 2017, respectively, increasing by $222,000 or 27.5%, partially associated with the progression of the Company’s new MediTrac® corrugated medical tubing product. Engineering expenses increased as a percentage of sales, being 4.1% for the three months ended March 31, 2018, and 3.2% for the same period in 2017.

Operating Profits. Reflecting all of the factors mentioned above, operating profits were $5,500,000 and $6,204,000 for the quarters ending March 31, 2018 and 2017, respectively, ending lower by $704,000 or 11.4%.

Interest Income (Expense)-Net. Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. The Company recorded a modest amount of interest income during the first quarters of both 2018 and 2017.

Other Income (Expense)-Net. Other Income (Expense)-net primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our UK subsidiary. There was income of $36,000 during the first quarter 2018, in contrast to $40,000 of expense recorded during the first quarter of 2017.

Income Tax Expense. Income Tax Expense was $1,384,000 for the first three months of 2018, compared to $2,005,000 for the same period in 2017. The $621,000 decrease in the tax expense was largely the result of the decrease in income before taxes. Additionally, a lower rate was in effect during 2018 attributable to the Tax Cuts and Jobs Act enacted at the end of 2017. The Act reduced the U.S. federal tax rate from 35% to 21%, effective for the Company’s 2018 tax year. The Company’s tax provision also reflects other changes as a result of the Act, including the impact of the Global Intangible Low Taxed Income provisions, and changes effecting the deductibility of certain executive compensation.

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

Our critical accounting policies and significant estimates and assumptions are described in more detail as follows:

Revenue Recognition

Effective January 1, 2018, the Company adopted the requirements of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective approach). The Company selected the modified retrospective approach however there was no material impact which required a cumulative effect adjustment.

The principle of Topic 606 was achieved through applying the following five-step approach:

●	Identification of the contract, or contracts, with a customer — a contract with a customer exists when the Company enters into an enforceable contract with a customer, typically a purchase order initiated by the customer, that defines each party’s rights regarding the goods to be transferred and identifies the payment terms related to these goods.

●	Identification of the performance obligations in the contract — performance obligations promised in a contract are identified based on the goods that will be transferred to the customer that are distinct, whereby the customer can benefit from the goods on their own or together with other resources that are readily available from third parties or from us. Persuasive evidence of an arrangement for the sale of product must exist. The Company ships product in accordance with the purchase order and standard terms as reflected within the Company’s order acknowledgments and sales invoices.

●	Determination of the transaction price —the transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods to the customer. This would be the agreed upon quantity and price per product type in accordance with the customer purchase order, which is aligned with the Company’s internally approved pricing guidelines.

●	Allocation of the transaction price to the performance obligations in the contract — if the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. This applies to the Company as there is only one performance obligation to ship the goods.

●	Recognition of revenue when, or as, the Company satisfies a performance obligation — the Company satisfies performance obligations at a point in time when control of the goods transfers to the customer. Determining the point in time when control transfers requires judgment. Indicators considered in determining whether the customer has obtained control of a good include:

●	The Company has a present right to payment
●	The customer has legal title to the goods
●	The Company has transferred physical possession of the goods
●	The customer has the significant risks and rewards of ownership of the goods
●	The customer has accepted the goods

It is important to note that the indicators are not a set of conditions that must be met before the Company can conclude that control of the goods has transferred to the customer. The indicators are a list of factors that are often present if a customer has control of the goods.

The Company has typical, unmodified FOB shipping point terms. As the seller, the Company can determine that the shipped goods meet the agreed-upon specifications in the contract or customer purchase order (e.g. items, quantities, and prices) with the buyer, so customer acceptance would be deemed a formality, as noted in ASC 606-10-55-86. As a result, the Company has a legal right to payment upon shipment of the goods.

Based upon the above, the Company has concluded that transfer of control substantively transfers to the customer upon shipment.

Other considerations of Topic 606 include the following:

●	Contract Costs - costs to obtain a contract (e.g. customer purchase order) include sales commissions. Under Topic 606, these costs may be expensed as incurred for contracts with a duration of one year or less. The majority of the customer purchase orders are fulfilled (e.g. goods are shipped) within two days of receipt.

●	Warranties - the Company does not offer customers to purchase a warranty separately. Therefore there is not a separate performance obligation. The Company does account for warranties as a cost accrual and the warranties do not include any additional distinct services other than the assurance that the goods comply with agreed-upon specifications. There is no impact of warranties under Topic 606 upon the financial reporting of the Company.

●	Returned Goods - from time to time, the Company provides authorization to customers to return goods. If deemed to be material, the Company would record a “right of return” asset for the cost of the returned goods which would reduce cost of sales. Upon implementation of Topic 606, the Company will monitor pending authorized returns of goods and, if deemed appropriate, record the right of return asset accordingly.

●	Volume Rebates (Promotional Incentives) - volume rebates are variable (dependent upon the volume of goods purchased by our eligible customers) and, under Topic 606, must be estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g. upon shipment of goods). Also under Topic 606, to ensure that revenue recognized would not be probable of a significant reversal, the four following factors are considered:

●	The amount of consideration is highly susceptible to factors outside the company’s influence.
●	The uncertainty about the amount of consideration is not expected to be resolved for a long period of time.
●	The Company’s experience with similar types of contracts is limited.
●	The contract has a large number and broad range of possible consideration amounts.

If it was concluded that the above factors were in place for the Company, it would support the probability of a significant reversal of revenue. However, as none of the four factors apply to the Company, promotional incentives are recorded as a reduction of revenue based upon estimates of the products expected to be sold.

Regarding disaggregated revenue disclosures, as previously noted, the Company’s business is controlled as a single operating segment that consists of the manufacture and sale of flexible metal hose. Most of the Company’s transactions are very similar in nature, contract, terms, timing, and transfer of control of goods. As indicated within Note 2, under the caption “Significant Concentration”, the majority of the Company’s sales were geographically contained within North America, with the remainder scattered internationally. All performance assessments and resource allocations are generally based upon the review of the results of the Company as a whole.

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

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on any known collection issues, historical experience, and other currently available evidence. The reserve for future credits, discounts, and doubtful accounts was $918,000 and $920,000 as of March 31, 2018 and December 31, 2017, respectively. In regards to identifying uncollectible accounts, the Company reviews an aging report on a consistent basis to determine past due accounts, and utilizes a well-established credit rating agency. The Company charges off those accounts that are deemed uncollectible once all collection efforts have been exhausted.

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

Goodwill

In accordance with Financial Accounting Standards Board (FASB) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2017. This analyses did not indicate any impairment of goodwill. There were no circumstances that indicate that goodwill might be impaired at March 31, 2018.

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

The Company reflected the effects of the Tax Cuts and Jobs Act (The Act), in its 2017 financial statements. This included the effects of the change in the US Corporate tax rate from 35% to 21% on deferred tax assets and liabilities, and a provision related to previously deferred taxes on earnings of the Company’s foreign subsidiary. The Company’s tax expense for the period ended March 31, 2018 includes the continuing effect of the reduction in the U.S. federal tax rate from 35% to 21%, effective for the Company’s 2018 tax year. The Company’s tax provision also reflects other changes as a result of the Act, including the impact of the Global Intangible Low Taxed Income provisions, and changes effecting the deductibility of certain executive compensation.

Other Comprehensive Income

For the quarters ended March 31, 2018 and 2017, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentration

At March 31, 2018, the Company has one significant customer who represented more than 10% of the Company’s Accounts Receivable and more than 10% of the Company’s total Net Sales for the quarter ending March 31, 2018. At December 31, 2017, that same customer also represented more than 10% of the Company’s Accounts Receivable balance, and more than 10% of Net Sales for the first quarter of 2017. Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are consistent with those discussed in detail in the Company’s December 31, 2017 Form 10-K.

Subsequent Events

The Company evaluates all events or transactions through the date of the related filing that may have a material impact on its condensed consolidated financial statements. Refer to Note 9 of the condensed consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard replaced most existing revenue recognition guidance in U.S. GAAP once it became effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. The updated standard became effective for the Company in the first quarter of fiscal year 2018. The Company completed its review of its customer contracts and its analysis of the impact of the disclosure requirements of ASU 2014-09 during 2017. The Company has adopted the revenue guidance effective January 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on the Company’s financial statements, and is not expected to have any material impact on an ongoing basis. Although there is no material impact on the financial statements our accounting policy for revenue recognition has been updated as described previously in the Critical Accounting Policies and Use of Estimates section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of March 31, 2018, the Company had a cash balance of $35,579,000. Additionally, the Company has a $15,000,000 line of credit available, as discussed in detail in Note 4, which had no borrowings outstanding upon it at March 31, 2018. At December 31, 2017, the Company had a cash balance of $37,938,000, with no borrowings against the line of credit.

We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend upon many factors including our rate of revenue growth, the timing and extent of any expansion efforts, and the potential for investments in, or the acquisition of any complementary products, businesses or supplementary facilities for additional capacity. The details of our operating, investing and financing activities are provided below.

Operating Activities

Cash used in operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For the first three months of 2018, the Company’s operating activities used cash of $107,000, compared to the first quarter of 2017 which used cash of $176,000, thus increasing cash by $69,000. For details of the operating cash flows refer to the condensed consolidated statements of cash flows in Part I – Financial Information on page seven.

Investing Activities

Cash used in investing activities for the first three months of 2018 and 2017 was $397,000 and $2,675,000, respectively, reflecting a $2,278,000 decrease in cash used between periods. The Company purchased a building in Exton, PA for approximately $2,500,000 in February 2017. All other investing activities related to capital expenditures for both periods.

Financing Activities

A dividend was declared in both December of 2017 and 2016, amounting to $8,578,000 and $2,220,000 respectively, with payment due and paid during January of the following year.

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

Item 4 – Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

At the end of the fiscal first quarter of 2018, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission. The Company’s management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934. Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

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

In 2010, the Company took its first Claim to trial in Pennsylvania, and the jury returned a verdict that the Company was not negligent in designing and selling the TracPipe® product, but also returned a verdict for plaintiff on strict liability. The Company appealed that portion of the verdict, and in December 2014, the Supreme Court of Pennsylvania ruled in favor of the Company, and returned the case to the trial court for further hearings. After further extended appellate review, on February 16, 2018 the appeals court ruled in favor of the Company, and the prior strict liability verdict for the plaintiff has been vacated and the case remanded for a new trial. As a result, it is expected that the cash bond of $1,600,000, which is included in Other Long Term Assets and posted as security for the subsequent appeal, will be returned to the Company.

In March 2017, a putative class action case was re-filed against the Company and other parties in Missouri state court after the predecessor case was dismissed without prejudice by the federal court. The Company is currently vigorously defending the case.

The Company has in place commercial general liability insurance policies that cover the Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $1,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $1,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims is estimated to not exceed approximately $4,000,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered and outstanding settlements for existing claims. The liabilities recorded on the Company’s books at March 31, 2018 and December 31, 2017 were $215,000 and $175,000, respectively, and are included in Other Liabilities.

Item 1A – Risk Factors

Risk factors are discussed in detail in the Company’s December 31, 2017 Form 10-K. There are no additional risks attributable to the quarter.

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

OMEGA FLEX, INC.
(Registrant)

Date: May 7, 2018	By:	/S/ Paul J. Kane
Paul J. Kane
Vice President – Finance
and Chief Financial Officer