Form 10-Q
period 2018-06-30
Omega Flex, Inc.
filed 2018-08-06
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 2018

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

The number of shares of the registrant’s common stock outstanding as of June 30, 2018 was 10,091,822.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2018

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$38,504	$37,938
Accounts Receivable - less allowances of $933 and $920, respectively	15,532	15,636
Inventories-Net	8,271	8,007
Other Current Assets	963	1,895

Total Current Assets	63,270	63,476

Property and Equipment-Net	7,463	6,998
Goodwill-Net	3,526	3,526
Deferred Taxes	12	12
Other Long Term Assets	1,332	3,079

Total Assets	$75,603	$77,091

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,454	$2,598
Accrued Compensation	2,466	4,851
Accrued Commissions and Sales Incentives	3,177	4,284
Dividends Payable	2,422	2,220
Taxes Payable	909	568
Other Liabilities	3,474	3,583

Total Current Liabilities	13,902	18,104

Deferred Taxes	37	209
Long Term Taxes Payable	-	761
Other Long Term Liabilities	1,646	1,948

Total Liabilities	15,585	21,022

Commitments and Contingencies (Note 5)

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 Shares: authorized 20,000,000, issued 10,153,633 and outstanding 10,091,822 at both June 30, 2018 and December 31, 2017	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	10,808	10,808
Retained Earnings	49,754	45,457
Accumulated Other Comprehensive Loss	(843)	(908)
Total Omega Flex, Inc. Shareholders’ Equity	59,820	55,458
Noncontrolling Interest	198	611

Total Shareholders’ Equity	60,018	56,069

Total Liabilities and Shareholders’ Equity	$75,603	$77,091

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three-months ended		For the six-months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Amounts in Thousands, except earnings per Common Share)

Net Sales	$26,847	$23,805	$52,244	$49,412

Cost of Goods Sold	10,633	9,663	20,997	19,934

Gross Profit	16,214	14,142	31,247	29,478

Selling Expense	4,281	4,046	8,695	8,352
General and Administrative Expense	4,465	4,799	8,554	8,817
Engineering Expense	1,110	862	2,140	1,670

Operating Profit	6,358	4,435	11,858	10,639

Interest Income	94	25	145	49
Other Income (Expense)	(76)	18	(40)	(22)

Income Before Income Taxes	6,376	4,478	11,963	10,666

Income Tax Expense	1,564	1,394	2,948	3,399

Net Income	4,812	3,084	9,015	7,267
Less: Net Income attributable to the Noncontrolling Interest	(36)	(50)	(76)	(95)

Net Income attributable to Omega Flex, Inc.	$4,776	$3,034	$8,939	$7,172

Basic and Diluted Earnings per Common Share	$0.47	$0.30	$0.89	$0.71

Cash Dividends Declared per Common Share	$0.46	$0.22	$0.46	$0.22

Basic and Diluted Weighted-Average Shares Outstanding	10,092	10,092	10,092	10,092

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three-months ended		For the six-months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Amounts in Thousands)		(Amounts in Thousands)

Net Income	$4,812	$3,084	$9,015	$7,267

Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	(363)	290	67	425
Other Comprehensive Income (Loss)	(363)	290	67	425

Comprehensive Income	4,449	3,374	9,082	7,692

Less: Comprehensive Income Attributable to the Noncontrolling Interest	(15)	(66)	(78)	(118)

Total Comprehensive Income	$4,434	$3,308	$9,004	$7,574

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Amounts in Thousands)

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
Balance - December 31, 2017	10,091,822	$102	$(1)	$10,808	$45,457	$(908)	$611	$56,069

Net Income					8,939		76	9,015
Cumulative Translation Adjustment						65	2	67

Dividends Declared					(4,642)		(491)	(5,133)

Balance - June 30, 2018	10,091,822	$102	$(1)	$10,808	$49,754	$(843)	$198	$60,018

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six-months ended
	June 30,
	2018	2017
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net Income	$9,015	$7,267
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Non-Cash Compensation Expense	444	468
Depreciation and Amortization	241	230
Provision for Losses on Accounts Receivable	2	(87)
Provision for Inventory Reserves	(154)	66
Deferred Taxes	(172)	(486)
Changes in Assets and Liabilities:
Accounts Receivable	52	79
Inventories	(142)	(1,104)
Other Assets	2,683	556
Accounts Payable	(1,140)	(225)
Accrued Compensation	(2,380)	(2,105)
Accrued Commissions and Sales Incentives	(1,104)	(265)
Other Liabilities	(1,258)	(39)
Net Cash Provided by Operating Activities	6,087	4,355

Cash Flows from Investing Activities:
Capital Expenditures	(708)	(2,862)
Net Cash Used in Investing Activities	(708)	(2,862)

Cash Flows from Financing Activities:
Dividends Paid	(4,931)	(8,578)
Net Cash Used in Financing Activities	(4,931)	(8,578)

Net Increase (Decrease) in Cash and Cash Equivalents	448	(7,085)
Translation effect on cash	118	335
Cash and Cash Equivalents – Beginning of Period	37,938	35,318

Cash and Cash Equivalents – End of Period	$38,504	$28,568

Supplemental Disclosure of Cash Flow Information:

Cash paid for Income Taxes	$3,517	$4,457

Cash paid for Interest	$—	$—

Declared Dividends	$5,133	$2,220

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). The Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K). All material inter-company accounts and transactions have been eliminated in consolidation. It is Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature or a description is provided for any adjustments that are not of a normal recurring nature.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents include investments in an institutional money market fund, which invests in US Treasury bills, notes and bonds, and/or repurchase agreements, backed by such obligations. Carrying value approximates fair value. Cash and cash equivalents are deposited at various area banks, which at times may exceed federally insured limits. The Company monitors the viability of the banking institutions carrying its assets on a regular basis, and has the ability to transfer cash to various institutions during times of risk. The Company has not experienced any losses related to these cash balances, and believes its credit risk to be minimal.

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

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on any known collection issues, historical experience, and other currently available evidence. The reserve for future credits, discounts, and doubtful accounts was $933,000 and $920,000 as of June 30, 2018 and December 31, 2017, respectively. In regards to identifying uncollectible accounts, the Company reviews an aging report on a consistent basis to determine past due accounts, and utilizes a well-established credit rating agency. The Company charges off those accounts that are deemed uncollectible once all collection efforts have been exhausted.

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

Goodwill

In accordance with Financial Accounting Standards Board (FASB) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2017. This analysis did not indicate any impairment of goodwill. There were no circumstances that indicate that Goodwill might be impaired at June 30, 2018.

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

Currency Translation

Assets and liabilities denominated in foreign currencies, most of which relate to our foreign subsidiary whose functional currency is British pound sterling, are translated into US dollars at exchange rates prevailing on the balance sheet dates. The statements of income are translated into US dollars at average exchange rates for the period. Adjustments resulting from the translation of financial statements are excluded from the determination of income and are accumulated in a separate component of shareholders’ equity. Exchange gains and losses resulting from foreign currency transactions are included in the statements of income (other expense) in the period in which they occur.

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

The Company reflected the effects of the Tax Cuts and Jobs Act (the “Act”), in its 2017 financial statements. This included the effects of the change in the US corporate tax rate from 35% to 21% on deferred tax assets and liabilities, and a provision related to previously deferred taxes on earnings of the Company’s foreign subsidiary. The Company’s tax expense for the period ended June 30, 2018 includes the continuing effect of the reduction in the US corporate tax rate from 35% to 21%, effective for the Company’s 2018 tax year. The Company’s tax provision also reflects other changes as a result of the Act, including the impact of the Global Intangible Low Taxed Income (“GILTI”) provisions, and changes affecting the deductibility of certain executive compensation.

Other Comprehensive Income

For the quarters ended June 30, 2018 and 2017, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentration

The Company has one significant customer who represents more than 10% of the Company’s Net Sales for the three and six months ended June 30, 2018 and 2017, and more than 10% of the Company’s Accounts Receivable balance at June 30, 2018 and December 31, 2017. Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are consistent with those discussed in detail in the Company’s December 31, 2017 Form 10-K.

Subsequent Events

The Company evaluates all events or transactions through the date of the related filing that may have a material impact on its condensed consolidated financial statements. Refer to Note 9 of the condensed consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard replaced most existing revenue recognition guidance in US GAAP once it became effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. The updated standard became effective for the Company in the first quarter of fiscal year 2018. The Company completed its review of its customer contracts and its analysis of the impact of the disclosure requirements of ASU 2014-09 during 2017. The Company has adopted the revenue guidance effective January 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on the Company’s financial statements, and is not expected to have any material impact on an ongoing basis. Although there is no material impact on the financial statements our accounting policy for revenue recognition has been updated as described previously in Note 1 of the condensed consolidated financial statements.

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

3. INVENTORIES

Inventories, net of reserves consisted of the following:

	June 30, 2018	December 31, 2017
	(dollars in thousands)
Finished Goods	$5,150	$5,461
Raw Materials	3,121	2,546
Inventories-Net	$8,271	$8,007

4. LINE OF CREDIT

On December 1, 2017, the Company agreed to a new Amended and Restated Revolving Line of Credit Note and Third Amendment to the Loan Agreement with Santander Bank, N.A. (the “Bank”). The Company established a line of credit facility in the maximum amount of $15,000,000, maturing on December 1, 2022, with funds available for working capital purposes and other cash needs. The loan is unsecured. The loan agreement provides for the payment of any borrowings under the agreement at an interest rate range of either LIBOR plus 0.75% to plus 1.75% (for borrowings with a fixed term of 30, 60, or 90 days), or, Prime Rate up to Prime Rate plus 0.50% (for borrowings with no fixed term other than the December 1, 2022 maturity date), depending upon the Company’s then existing financial ratios. Currently, the Company’s ratio would allow for the most favorable rate under the agreement’s range, which would be a rate of 3.09%. The Company is also required to pay on a quarterly basis an unused facility fee of 10 basis points of the average unused balance of the note. The Company may terminate the line at any time during the five year term, as long as there are no amounts outstanding. Prior to this, the Company had been operating in adherence with the December 29, 2014 agreement, as outlined in the December 31, 2017 Form 10-K, and filed as an Exhibit to the Current Report on Form 8-K on December 29, 2014.

As of June 30, 2018 and December 31, 2017, the Company had no outstanding borrowings on its line of credit, and was in compliance with all debt covenants.

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

The Company has salary continuation agreements with one current employee, and one former employee who retired at the end of 2010. These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement. The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments associated with these agreements is $474,000 at June 30, 2018, of which $462,000 is included in Other Long Term Liabilities, and the remaining current portion of $12,000 is included in Other Liabilities, associated with the retired employee previously noted who is now receiving benefit payments. The December 31, 2017 liability of $496,000, had $484,000 reported in Other Long Term Liabilities, and a current portion of $12,000 in Other Liabilities.

The Company has obtained and is the beneficiary of three whole life insurance policies with respect to the two employees discussed above, and one other employee policy. The cash surrender value of such policies (included in Other Long Term Assets) amounts to $1,316,000 at June 30, 2018 and $1,281,000 at December 31, 2017.

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

Contingencies:

In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”). Most of the Claims, including a putative class-action claim, relate to potential lightning damage to our flexible gas piping products, which impact legal and product liability related expenses. The Company does not believe the Claims have legal merit, and therefore has commenced a vigorous defense in response to the Claims. It is possible that the Company may incur increased litigation costs in the future due to a variety of factors, including a higher number of Claims, higher legal costs, and higher insurance deductibles or retentions.

In 2010, the Company took its first Claim to trial in Pennsylvania, and the jury returned a verdict that the Company was not negligent in designing and selling the TracPipe® product, but also returned a verdict for plaintiff on strict liability. The Company appealed that portion of the verdict, and in December 2014, the Supreme Court of Pennsylvania ruled in favor of the Company, and returned the case to the trial court for further hearings. After further extended appellate review, on February 16, 2018 the appeals court ruled in favor of the Company, and the prior strict liability verdict for the plaintiff has been vacated and the case remanded for a new trial. As a result, the cash bond of $1,600,000, which was previously included in Other Long Term Assets and posted as security for the subsequent appeal, was returned to the Company in May 2018.

In March 2017, a putative class action case was re-filed against the Company and other parties in Missouri state court after the predecessor case was dismissed without prejudice by the federal court. The Company successfully removed the case to federal court and is currently vigorously defending the case.

The Company has in place commercial general liability insurance policies that cover most Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $1,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $1,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims is estimated to not exceed approximately $3,800,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered, and outstanding or anticipated settlements for Claims. The liabilities recorded on the Company’s books at June 30, 2018 and December 31, 2017 were $160,000 and $175,000, respectively, and are included in Other Liabilities.

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

Grants of Phantom Stock Units. As of December 31, 2017, the Company had 21,296 unvested units outstanding, all of which were granted at Full Value. On February 12, 2018, the Company granted an additional 6,450 Full Value Units with a fair value of $53.04 per unit on grant date, using historical volatility. As of June 30, 2018, the Company had 18,188 unvested units outstanding.

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

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense as of June 30, 2018.

The total Phantom Stock related liability as of June 30, 2018 was $2,036,000 of which $853,000 is included in Other Liabilities, as it is expected to be paid in February 2019, and the balance of $1,183,000 is included in Other Long Term Liabilities. At December 31, 2017, the total Phantom Stock liability was $2,238,000, with $776,000 in Other Liabilities, and $1,462,000 included in Other Long Term Liabilities.

Related to the Phantom Stock Plan, in accordance with FASB ASC Topic 718, Stock Compensation, the Company recorded compensation expense of approximately $444,000 and $468,000 for the six months ended June 30, 2018 and 2017, respectively. Compensation income or expense for a given period largely depends upon fluctuations in the Company’s stock price.

The following table summarizes information about the Company’s nonvested phantom stock Units at June 30, 2018:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2017	21,296	$34.74
Granted	6,450	$53.04
Vested	(9,558)	$32.96
Forfeited	—	—
Canceled	—	—
Nonvested at June 30, 2018	18,188	$43.53
Phantom Stock Unit Awards Expected to Vest	18,188	$43.53

The total unrecognized compensation costs calculated at June 30, 2018 are $1,077,000 which will be recognized through February of 2021. The Company will recognize the related expense over the weighted average period of 1.4 years.

7. SHAREHOLDERS’ EQUITY

For the periods ending June 30, 2018 and December 31, 2017, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share. At these dates, the number of shares issued was 10,153,633, and the total number of outstanding shares was 10,091,822, with the 61,811 variance representing shares held in Treasury.

During 2018, the Board of Directors (the “Board”) announced regular quarter dividends in April and June of $0.22 and $0.24 per share, respectively, to all Shareholders of record. The respective dividend payments amounting to $2,220,000 and $2,422,000 were made in April and July of 2018. Additionally, there was a dividend that was paid in April by the Company’s foreign subsidiary, which amounted to an outlay of cash of $491,000 to the foreign subsidiary’s noncontrolling interest.

During 2017, the Board revised its dividend policy to allow for and establish a record of paying regular quarterly dividends. In furtherance of this policy, during 2017 the Company announced in June, September, and December that the Board had approved a quarterly dividend in the amount of $0.22 per share to all Shareholders of record, amounting to the respective dividend payments of $2,220,000 in July, October, and January of 2018.

On December 14, 2016, the Board declared a special dividend of $0.85 per share to all Shareholders of record as of December 26, 2016, payable on or before January 6, 2017. The total payment to shareholders made in January 2017 was $8,578,000.

On April 4, 2014, the Company’s Board of Directors authorized an extension of its stock repurchase program without expiration, up to a maximum amount of $1,000,000. The original program established in December 2007 authorized the purchase of up to $5,000,000 of its common stock. The purchases may be made from time-to-time in the open market or in privately negotiated transactions, depending on market and business conditions. The Board retained the right to cancel, extend, or expand the share buyback program, at any time and from time-to-time. Since inception, the Company has purchased a total of 61,811 shares for approximately $932,000, or approximately $15 per share. The Company has not made any stock repurchases since 2014.

8. RELATED PARTY TRANSACTIONS

From time to time the Company may have related party transactions (“RPTs”). In short, RPTs represent any transaction between the Company and any Company employee, director or officer, or any related entity, or relative, etc. The Company performs a review of transactions each year to determine if any RPTs exist. Through this investigation, the Company is currently not aware of any RPTs between the Company and any of its current directors or officers outside the scope of their normal business functions or expected contractual duties. The Company does on occasion share a small amount of services with its former parent Mestek, Inc., mostly related to board meeting expenses. Additionally, the Company is aware of transactions between a few service providers which employ individuals indirectly associated to Omega Flex employees, but these have been determined to be independent transactions with no indication that they are influenced by the related relationships. The Company currently also has note agreement assets with related parties amounting to approximately $5,000 and $147,000 at June 30, 2018 and December 31, 2017, respectively, which are contractually secured by the Company. In April 2018, a majority of the amounts due from related parties was collected.

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

CHANGES IN FINANCIAL CONDITION

Other Long Term Assets were $1,332,000 and $3,079,000 at June 30, 2018 and December 31, 2017, respectively, decreasing $1,747,000 (56.7%). During May 2018, the Company received back the cash bond of approximately $1,600,000, which was previously held as security during an appeals process as detailed in Note 5, Commitments and Contingencies.

Accrued Compensation was $2,466,000 at June 30, 2018, compared to $4,851,000 at December 31, 2017, decreasing $2,385,000 (49.2%). A significant portion of the liability that existed at year end related to incentive compensation earned in 2017. As is customary, the liability was then paid during the first quarter of the following year, or 2018, thus diminishing the balance. The liability now represents amounts earned during the current year through the first six months.

RESULTS OF OPERATIONS

Three-months ended June 30, 2018 vs. June 30, 2017

The Company reported comparative results from operations for the three-months ended June 30, 2018 and 2017 as follows:

	Three-months ended June 30,
		(in thousands)

	2018	2018	2017	2017
	($000)		($000)
Net Sales	$26,847	100.0%	$23,805	100.0%
Gross Profit	$16,214	60.4%	$14,142	59.4%
Operating Profit	$6,358	23.7%	$4,435	18.6%

Net Sales. The Company’s 2018 second quarter net sales (sales) of $26,847,000 exceeded the 2017 second quarter sales of $23,805,000 by $3,042,000 or 12.8%. A majority of the increase was due to unit growth, with a portion related to higher selling prices.

Gross Profit. The Company’s gross profit margins were fairly consistent between periods, being 60.4% and 59.4% for the three-months ended June 30, 2018 and 2017, respectively.

Selling Expense. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $4,281,000 and $4,046,000 for the three-months ended June 30, 2018 and 2017, respectively, representing an increase of $235,000 (5.8%). The increase largely related to freight and commissions, which typically move in relation to sales. As a percent of sales, Selling expenses were 16.0% for the three-months ended June 30, 2018, compared to 17.0% for the three-months ended June 30, 2017.

General and Administrative Expense. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services. General and administrative expenses were $4,465,000 and $4,799,000 for the three-months ended June 30, 2018 and 2017, respectively, decreasing $334,000 or 7.0% between periods. Legal and product liability defense costs decreased $755,000 compared to last year. These savings were however partially offset by additional expenses accrued related to the Company’s phantom stock plan, resulting primarily from an increase in the Company’s stock price, and other less significant items. As a percentage of sales, general and administrative expenses were 16.6% and 20.2% for the three-months ended June 30, 2018 and 2017, respectively.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes. Engineering expenses increased $248,000 (28.8%) for the quarter. They were $1,110,000 and $862,000 for the three-months ended June 30, 2018 and 2017, respectively. The most significant increase was related to experimental materials expenses, which includes costs associated with the progression of the Company’s new MediTrac® corrugated medical tubing product. Engineering expenses as a percentage of sales were 4.1% and 3.6% for the three-months ended June 30, 2018, and 2017, respectively.

Operating Profit. Reflecting all of the factors mentioned above, operating profits increased by $1,923,000, or 43.4% compared to last year. The Company had a profit of $6,358,000 in the three-month period ended June 30, 2018, versus a profit of $4,435,000 in the three-months ended June 30, 2017.

Interest Income. Interest income is recorded on cash investments, and when applicable, interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. The Company recognized $94,000 and $25,000 of interest income for the second quarters of 2018 and 2017, respectively.

Other Income (Expense). Other income (expense) primarily consists of foreign currency exchange gains (losses) on transactions within our foreign subsidiaries, and therefore tends to fluctuate with the strengthening and or weakening of the British Pound. The Company recognized other expense of $76,000 for the second quarter of 2018, while recording other income of $18,000 for the second quarter of 2017.

Income Tax Expense. Income tax expense was $1,564,000 for the second quarter of 2018, compared to $1,394,000 for the same period in 2017. The $170,000 (12.2%) increase was primarily due to higher income before taxes. Additionally, a lower rate was in effect during 2018 attributable to the Tax Cuts and Jobs Act (the “Act”) enacted at the end of 2017. The Act reduced the US corporate tax rate from 35% to 21%, effective for the Company’s 2018 tax year. The Company’s tax provision also reflects other changes as a result of the Act, including the impact of Global Intangible Low Taxed Income (“GILTI”) provisions, and changes affecting the deductibility of certain executive compensation.

Six-months ended June 30, 2018 vs. June 30, 2017

The Company reported comparative results from operations for the six-months ended June 30, 2018 and 2017 as follows:

	Six-months ended June 30,
		(in thousands)

	2018	2018	2017	2017
	($000)		($000)
Net Sales	$52,244	100.0%	$49,412	100.0%
Gross Profit	$31,247	59.8%	$29,478	59.7%
Operating Profit	$11,858	22.7%	$10,639	21.5%

Net Sales. The Company’s sales for the first six months of 2018 increased $2,832,000, or 5.7% over the same period in 2017, ending at $52,244,000 and $49,412,000 in 2018 and 2017, respectively.

Gross Profit. The Company’s gross profit margins were very similar between the two periods, being 59.8% and 59.7% for the six-months ended June 30, 2018 and 2017, respectively.

Selling Expense. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $8,695,000 and $8,352,000 for the six-months ended June 30, 2018 and 2017, respectively, representing an increase of $343,000 or 4.1%. The primary increases related to freight and commissions, which largely move in relation to sales. Selling expense as a percent of sales was 16.6% for the six-months ended June 30, 2018, and 16.9% for the six-months ended June 30, 2017.

General and Administrative Expense. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services. General and administrative expenses were $8,554,000 and $8,817,000 for the six-months ended June 30, 2018 and 2017, respectively, decreasing $263,000 or 3.0% between periods. The decrease was primarily driven by lower legal and product liability defense costs compared to last year. These savings were however partially offset by additional expenses accrued related to the Company’s phantom stock plan, resulting primarily from an increase in the Company’s stock price, and other less significant items. As a percentage of sales, general and administrative expenses decreased to 16.4% for the six-months ended June 30, 2018 from 17.8% for the six-months ended June 30, 2017.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes. Engineering expenses increased $470,000 or 28.1% between periods, as they were $2,140,000 and $1,670,000 for the six-months ended June 30, 2018 and 2017, respectively. The primary increase was related to experimental materials expenses, which includes costs associated with the progression of the Company’s new MediTrac® corrugated medical tubing product. Engineering expenses also increased as a percentage of sales, being 4.1% and 3.4% for the six-months ended June 30, 2018 and 2017.

Operating Profit. Reflecting all of the factors mentioned above, operating profits were up $1,219,000 or 11.5%, ending with a profit of $11,858,000 for the first half of 2018, compared to $10,639,000 in 2017.

Interest Income. Interest income is recorded on cash investments, and when applicable, interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. There was $145,000 of interest income recorded during the first six months of 2018, and $49,000 during the same period in 2017.

Other Income (Expense). Other income (expense) primarily consists of foreign currency exchange gains (losses) on transactions within our foreign subsidiaries, and therefore tends to fluctuate with the strengthening and or weakening of the British Pound. The Company recognized other expense of $40,000 and $22,000 during the first halves of 2018 and 2017, respectively.

Income Tax Expense. Income tax expense was $2,948,000 and $3,399,000 for the first six months of 2018 and 2017, respectively, decreasing $451,000 or 13.3% between periods. There was a lower tax rate in effect during 2018 attributable to the Tax Cuts and Jobs Act (the “Act”) enacted at the end of 2017. The Act reduced the US corporate tax rate from 35% to 21%, effective for the Company’s 2018 tax year. The Company’s tax provision also reflects other changes as a result of the Act, including the impact of Global Intangible Low Taxed Income (“GILTI”) provisions, and changes affecting the deductibility of certain executive compensation. The decrease in taxes attributable to the Act, was partially offset by higher taxes associated with an increase in income before taxes.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents include investments in an institutional money market fund, which invests in US Treasury bills, notes and bonds, and/or repurchase agreements, backed by such obligations. Carrying value approximates fair value. Cash and cash equivalents are deposited at various area banks, which at times may exceed federally insured limits. The Company monitors the viability of the banking institutions carrying its assets on a regular basis, and has the ability to transfer cash to various institutions during times of risk. The Company has not experienced any losses related to these cash balances, and believes its credit risk to be minimal.

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

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on any known collection issues, historical experience, and other currently available evidence. The reserve for future credits, discounts, and doubtful accounts was $933,000 and $920,000 as of June 30, 2018 and December 31, 2017, respectively. In regards to identifying uncollectible accounts, the Company reviews an aging report on a consistent basis to determine past due accounts, and utilizes a well established credit rating agency. The Company charges off those accounts that are deemed uncollectible once all collection efforts have been exhausted.

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

Goodwill

In accordance with Financial Accounting Standards Board (FASB) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2017. This analysis did not indicate any impairment of goodwill. There were no circumstances that indicate that Goodwill might be impaired at June 30, 2018.

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

Currency Translation

Assets and liabilities denominated in foreign currencies, most of which relate to our foreign subsidiary whose functional currency is British pound sterling, are translated into US dollars at exchange rates prevailing on the balance sheet dates. The statements of income are translated into US dollars at average exchange rates for the period. Adjustments resulting from the translation of financial statements are excluded from the determination of income and are accumulated in a separate component of shareholders’ equity. Exchange gains and losses resulting from foreign currency transactions are included in the statements of income (other income (expense)) in the period in which they occur.

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

The Company reflected the effects of the Tax Cuts and Jobs Act (the “Act”), in its 2017 financial statements. This included the effects of the change in the US corporate tax rate from 35% to 21% on deferred tax assets and liabilities, and a provision related to previously deferred taxes on earnings of the Company’s foreign subsidiary. The Company’s tax expense for the period ended June 30, 2018 includes the continuing effect of the reduction in the US corporate tax rate from 35% to 21%, effective for the Company’s 2018 tax year. The Company’s tax provision also reflects other changes as a result of the Act, including the impact of the Global Intangible Low Taxed Income (“GILTI”) provisions, and changes affecting the deductibility of certain executive compensation.

Other Comprehensive Income

For the three and six months ended June 30, 2018 and 2017, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentration

The Company has one significant customer who represents more than 10% of the Company’s Net Sales for the three and six months ended June 30, 2018 and 2017, and more than 10% of the Company’s Accounts Receivable balance at June 30, 2018 and December 31, 2017. Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are discussed in detail in the Company’s December 31, 2017 Form 10-K, and there has been no significant change as of this quarterly report.

Subsequent Events

The Company evaluates all events or transactions through the date of the related filing that may have a material impact on its condensed consolidated financial statements. Refer to Note 9 of the condensed consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard replaced most existing revenue recognition guidance in US GAAP once it became effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. The updated standard became effective for the Company in the first quarter of fiscal year 2018. The Company completed its review of its customer contracts and its analysis of the impact of the disclosure requirements of ASU 2014-09 during 2017. The Company has adopted the revenue guidance effective January 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on the Company’s financial statements, and is not expected to have any material impact on an ongoing basis. Although there is no material impact on the financial statements our accounting policy for revenue recognition has been updated as described previously in Note 1 of the condensed consolidated financial statements.

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

As of June 30, 2018, the Company had a cash balance of $38,504,000. Additionally, the Company has a $15,000,000 line of credit available, as discussed in detail in Note 4, which had no borrowings outstanding upon it at June 30, 2018. At December 31, 2017, the Company had a cash balance of $37,938,000, with no borrowings against the line of credit.

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

Operating Activities

Cash provided from operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For the first six months of 2018, the Company’s operating activities provided cash of $6,087,000, compared to the first six months of 2017 which provided cash of $4,355,000, thus increasing cash by $1,732,000. For details of the operating cash flows refer to the condensed consolidated statements of cash flows in Part I – Financial Information on page seven.

Investing Activities

Cash used in investing activities for the first six months of 2018 and 2017 was $708,000 and $2,862,000, respectively, reflecting a $2,154,000 increase in cash provided between periods. The Company purchased a building in Exton, PA for approximately $2,500,000 in February 2017. All other investing activities related to capital expenditures for both periods.

Financing Activities

All financing activities relate to dividend payments, which are detailed in Note 7, Shareholders’ Equity. Dividend payments through the first six months of 2018 and 2017, amounted to $4,931,000 and $8,578,000 respectively.

CONTINGENT LIABILITIES AND GUARANTEES

See Note 5 to the Company’s condensed consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Item 7 of the Company’s 2017 Form 10-K under the caption “Off-Balance Sheet Obligations or Arrangements”.

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

Item 4 – Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

At the end of the fiscal second quarter of 2018, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission. The Company’s management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934. Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”). Most of the Claims, including a putative class-action claim, relate to potential lightning damage to our flexible gas piping products, which impact legal and product liability related expenses. The Company does not believe the Claims have legal merit, and therefore has commenced a vigorous defense in response to the Claims. It is possible that the Company may incur increased litigation costs in the future due to a variety of factors, including a higher number of Claims, higher legal costs, and higher insurance deductibles or retentions.

In 2010, the Company took its first Claim to trial in Pennsylvania, and the jury returned a verdict that the Company was not negligent in designing and selling the TracPipe® product, but also returned a verdict for plaintiff on strict liability. The Company appealed that portion of the verdict, and in December 2014, the Supreme Court of Pennsylvania ruled in favor of the Company, and returned the case to the trial court for further hearings. After further extended appellate review, on February 16, 2018 the appeals court ruled in favor of the Company, and the prior strict liability verdict for the plaintiff has been vacated and the case remanded for a new trial. As a result, the cash bond of $1,600,000, which was previously included in Other Long Term Assets and posted as security for the subsequent appeal, was returned to the Company in May 2018.

In March 2017, a putative class action case was re-filed against the Company and other parties in Missouri state court after the predecessor case was dismissed without prejudice by the federal court. The Company successfully removed the case to federal court and is currently vigorously defending the case.

The Company has in place commercial general liability insurance policies that cover most Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $1,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $1,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims is estimated to not exceed approximately $3,800,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered, and outstanding or anticipated settlements for Claims. The liabilities recorded on the Company’s books at June 30, 2018 and December 31, 2017 were $160,000 and $175,000, respectively, and are included in Other Liabilities.

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

OMEGA FLEX, INC.
(Registrant)

Date: August 6, 2018	By:	/S/ Paul J. Kane
Paul J. Kane
Vice President – Finance
and Chief Financial Officer