Form 10-Q
period 2018-09-30
Omega Flex, Inc.
filed 2018-11-06
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2018

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

The number of shares of the registrant’s common stock outstanding as of September 30, 2018 was 10,091,822.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(unaudited)
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$6,445	$37,938
Accounts Receivable - less allowances of $1,061 and $920, respectively	17,480	15,636
Investments	34,897	-
Inventories-Net	7,620	8,007
Other Current Assets	2,411	1,895

Total Current Assets	68,853	63,476

Property and Equipment-Net	7,681	6,998
Goodwill-Net	3,526	3,526
Deferred Taxes	12	12
Other Long Term Assets	1,343	3,079

Total Assets	$81,415	$77,091

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,554	$2,598
Accrued Compensation	3,763	4,851
Accrued Commissions and Sales Incentives	4,063	4,284
Dividends Payable	2,422	2,220
Taxes Payable	-	568
Other Liabilities	3,791	3,583

Total Current Liabilities	16,593	18,104

Deferred Taxes	348	209
Long Term Taxes Payable	-	761
Other Long Term Liabilities	1,706	1,948

Total Liabilities	18,647	21,022

Commitments and Contingencies (Note 5)

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 Shares: authorized 20,000,000, issued 10,153,633 and outstanding 10,091,822 at both September 30, 2018 and December 31, 2017	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	10,808	10,808
Retained Earnings	52,508	45,457
Accumulated Other Comprehensive Loss	(879)	(908)
Total Omega Flex, Inc. Shareholders’ Equity	62,538	55,458
Noncontrolling Interest	230	611

Total Shareholders’ Equity	62,768	56,069

Total Liabilities and Shareholders’ Equity	$81,415	$77,091

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three-months ended		For the nine-months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Amounts in Thousands, except earnings per Common Share)

Net Sales	$27,199	$24,923	$79,443	$74,335

Cost of Goods Sold	10,652	9,716	31,649	29,650

Gross Profit	16,547	15,207	47,794	44,685

Selling Expense	4,265	4,004	12,960	12,356
General and Administrative Expense	4,385	4,495	12,939	13,312
Engineering Expense	1,221	798	3,361	2,468

Operating Profit	6,676	5,910	18,534	16,549

Interest Income	130	27	275	76
Other Income (Expense)	(40)	4	(80)	(18)

Income Before Income Taxes	6,766	5,941	18,729	16,607

Income Tax Expense	1,556	1,895	4,504	5,294

Net Income	5,210	4,046	14,225	11,313
Less: Net Income attributable to the Noncontrolling Interest	(34)	(32)	(110)	(127)

Net Income attributable to Omega Flex, Inc.	$5,176	$4,014	$14,115	$11,186

Basic and Diluted Earnings per Common Share	$0.51	$0.40	$1.40	$1.11

Cash Dividends Declared per Common Share	$0.24	$0.22	$0.70	$0.44

Basic and Diluted Weighted-Average Shares Outstanding	10,092	10,092	10,092	10,092

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three-months ended		For the nine-months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Amounts in Thousands)		(Amounts in Thousands)

Net Income	$5,210	$4,046	$14,225	$11,313

Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	(38)	299	29	724
Other Comprehensive Income (Loss)	(38)	299	29	724

Comprehensive Income	5,172	4,345	14,254	12,037

Less: Comprehensive Income Attributable to the Noncontrolling Interest	(32)	(48)	(110)	(166)

Total Comprehensive Income	$5,140	$4,297	$14,144	$11,871

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Amounts in Thousands)

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
Balance - December 31, 2017	10,091,822	$102	$(1)	$10,808	$45,457	$(908)	$611	$56,069

Net Income	-	-	-	-	14,115	-	110	14,225
Cumulative Translation Adjustment	-	-	-	-	-	29	-	29
Dividends Declared	-	-	-	-	(7,064)	-	(491)	(7,555)

Balance - September 30, 2018	10,091,822	$102	$(1)	$10,808	$52,508	$(879)	$230	$62,768

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine-months ended
	September 30,
	2018	2017
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net Income	$14,225	$11,313
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
Non-Cash Compensation Expense	445	855
Depreciation and Amortization	361	362
Provision for Losses on Accounts Receivable	129	(14)
Provision for Inventory Reserves	(134)	118
Deferred Taxes	139	(117)
Changes in Assets and Liabilities:
Accounts Receivable	(2,054)	(783)
Inventories	476	(945)
Other Assets	1,219	(564)
Accounts Payable	(28)	(189)
Accrued Compensation	(1,069)	(971)
Accrued Commissions and Sales Incentives	(214)	569
Other Liabilities	(1,779)	(193)
Net Cash Provided by Operating Activities	11,716	9,441

Cash Flows from Investing Activities:
Purchase of Investments	(34,897)	—
Capital Expenditures	(1,046)	(2,973)
Net Cash Used in Investing Activities	(35,943)	(2,973)

Cash Flows from Financing Activities:
Dividends Paid	(7,353)	(10,798)
Net Cash Used in Financing Activities	(7,353)	(10,798)

Net Decrease in Cash and Cash Equivalents	(31,580)	(4,330)
Translation effect on cash	87	619
Cash and Cash Equivalents – Beginning of Period	37,938	35,318

Cash and Cash Equivalents – End of Period	$6,445	$31,607

Supplemental Disclosure of Cash Flow Information:

Cash paid for Income Taxes	$5,708	$5,443
Cash paid for Interest	$—	$—
Declared Dividends	$7,555	$4,440

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). The Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2018 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K). All material inter-company accounts and transactions have been eliminated in consolidation. It is Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature or a description is provided for any adjustments that are not of a normal recurring nature.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition and related sales incentives, accounts receivable allowances, investment valuations, inventory valuations, goodwill valuation, product liability reserve, stock-based compensation valuations and accounting for income taxes. Actual amounts could differ significantly from these estimates.

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

Based upon the above, the Company has concluded that transfer of control substantively transfers to the customer upon shipment.

Other considerations of Topic 606 include the following:

●	Contract Costs - costs to obtain a contract (e.g. customer purchase order) include sales commissions. Under Topic 606, these costs may be expensed as incurred for contracts with a duration of one year or less. The majority of the customer purchase orders are fulfilled (e.g. goods are shipped) within two days of receipt.

●	Warranties - the Company does not offer customers to purchase a warranty separately. Therefore there is not a separate performance obligation. The Company does account for warranties as a cost accrual and the warranties do not include any additional distinct services other than the assurance that the goods comply with agreed-upon specifications. There is no impact of warranties under Topic 606 upon the financial reporting of the Company.

●	Returned Goods - from time to time, the Company provides authorization to customers to return goods. If deemed to be material, the Company would record a “right of return” asset for the cost of the returned goods which would reduce cost of sales. Upon adoption of Topic 606, the Company will monitor pending authorized returns of goods and, if deemed appropriate, record the right of return asset accordingly.

●	Volume Rebates (Promotional Incentives) - volume rebates are variable (dependent upon the volume of goods purchased by our eligible customers) and, under Topic 606, must be estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g. upon shipment of goods). Also under Topic 606, to ensure that revenue recognized would not be probable of a significant reversal, the four following factors are considered:

●	The amount of consideration is highly susceptible to factors outside the company’s influence.
●	The uncertainty about the amount of consideration is not expected to be resolved for a long period of time.
●	The Company’s experience with similar types of contracts is limited.
●	The contract has a large number and broad range of possible consideration amounts.

If it was concluded that the above factors were in place for the Company, it would support the probability of a significant reversal of revenue. However, as none of the four factors apply to the Company, promotional incentives are recorded as a reduction of revenue based upon estimates of the eligible products expected to be sold.

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

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on any known collection issues, historical experience, and other currently available evidence. The reserve for future credits, discounts, and doubtful accounts was $1,061,000 and $920,000 as of September 30, 2018 and December 31, 2017, respectively. In regards to identifying uncollectible accounts, the Company reviews an aging report on a consistent basis to determine past due accounts, and utilizes a well-established credit rating agency. The Company charges off those accounts that are deemed uncollectible once all collection efforts have been exhausted.

Investments

The Company invests excess funds in liquid interest earning instruments including US Treasury bills and bank time deposits. These investments are stated at fair value, which approximates amortized cost, and are classified as available-for-sale in accordance with Accounting Standards Codification 320, Investments – Debt and Equity Securities (or “ASC 320”). Investments were $34,897,000 and $0 as of September 30, 2018 and December 31, 2017. Maturities, from the date of purchase, were six months or less.

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

Goodwill

In accordance with Financial Accounting Standards Board (FASB) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2017. This analysis did not indicate any impairment of goodwill. There were no circumstances that indicate that Goodwill might be impaired at September 30, 2018.

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

Fair Value of Financial and Nonfinancial Instruments

The Company measures financial instruments in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures. The accounting standard defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard creates a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability. The Company relies upon Level 1 inputs in determining the fair value of investments and the fair value of the Company’s reporting unit in its annual impairment test as described in the FASB ASC Topic 350, Intangibles - Goodwill and Other.

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

The Company reflected the effects of the Tax Cuts and Jobs Act (the “Act”), in its 2017 financial statements. This included the effects of the change in the US corporate tax rate from 35% to 21% on deferred tax assets and liabilities, and a provision related to previously deferred taxes on earnings of the Company’s foreign subsidiary. The Company’s tax expense for the period ended September 30, 2018 includes the continuing effect of the reduction in the US corporate tax rate from 35% to 21%, effective for the Company’s 2018 tax year. The Company’s tax provision also reflects other changes as a result of the Act, including the impact of the Global Intangible Low Taxed Income (“GILTI”) provisions, and changes affecting the deductibility of certain executive compensation.

Other Comprehensive Income

For the three and nine months ended September 30, 2018 and 2017, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentration

The Company has one significant customer who represents more than 10% of the Company’s Net Sales for the three and nine months ended September 30, 2018 and 2017, and more than 10% of the Company’s Accounts Receivable balance at September 30, 2018 and December 31, 2017. Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are consistent with those discussed in detail in the Company’s December 31, 2017 Form 10-K.

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

3. INVENTORIES

Inventories, net of reserves consisted of the following:

	September 30,	December 31,
	2018	2017
	(dollars in thousands)
Finished Goods	$4,575	$5,461
Raw Materials	3,045	2,546
Inventories-Net	$7,620	$8,007

4. LINE OF CREDIT

On December 1, 2017, the Company agreed to a new Amended and Restated Revolving Line of Credit Note and Third Amendment to the Loan Agreement with Santander Bank, N.A. (the “Bank”). The Company established a line of credit facility in the maximum amount of $15,000,000, maturing on December 1, 2022, with funds available for working capital purposes and other cash needs. The loan is unsecured. The loan agreement provides for the payment of any borrowings under the agreement at an interest rate range of either LIBOR plus 0.75% to plus 1.75% (for borrowings with a fixed term of 30, 60, or 90 days), or, Prime Rate up to Prime Rate plus 0.50% (for borrowings with no fixed term other than the December 1, 2022 maturity date), depending upon the Company’s then existing financial ratios. Currently, the Company’s ratio would allow for the most favorable rate under the agreement’s range, which would be a rate of 3.26%. The Company is also required to pay on a quarterly basis an unused facility fee of 10 basis points of the average unused balance of the note. The Company may terminate the line at any time during the five year term, as long as there are no amounts outstanding. Prior to this, the Company had been operating in adherence with the December 29, 2014 agreement, as outlined in the December 31, 2017 Form 10-K, and filed as an Exhibit to the Current Report on Form 8-K on December 29, 2014.

As of September 30, 2018 and December 31, 2017, the Company had no outstanding borrowings on its line of credit, and was in compliance with all debt covenants.

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

The Company has salary continuation agreements with one current employee, and one former employee who retired at the end of 2010. These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement. The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments associated with these agreements is $472,000 at September 30, 2018, of which $460,000 is included in Other Long Term Liabilities, and the remaining current portion of $12,000 is included in Other Liabilities, associated with the retired employee previously noted who is now receiving benefit payments. The December 31, 2017 liability of $496,000, had $484,000 reported in Other Long Term Liabilities, and a current portion of $12,000 in Other Liabilities.

The Company has obtained and is the beneficiary of three whole life insurance policies with respect to the two employees discussed above, and one other employee policy. The cash surrender value of such policies (included in Other Long Term Assets) amounts to $1,334,000 at September 30, 2018 and $1,281,000 at December 31, 2017.

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

In 2010, the Company took its first Claim to trial in Pennsylvania, and the jury returned a verdict that the Company was not negligent in designing and selling the TracPipe® product, but also returned a verdict for plaintiff on strict liability. The Company appealed that portion of the verdict, and in December 2014, the Supreme Court of Pennsylvania ruled in favor of the Company, and returned the case to the trial court for further hearings. After further extended appellate review, on February 16, 2018 the appeals court ruled in favor of the Company, and the prior strict liability verdict for the plaintiff has been vacated and the case remanded for a new trial. As a result, the cash bond of $1,600,000, which was previously included in Other Long Term Assets and posted as security for the subsequent appeal, was returned to the Company in May 2018. In conclusion, after a long arduous defense, and multiple victories in favor of the Company, this case was finally settled and closed on August 7, 2018, with the Company successfully cleared of any and all allegations.

In March 2017, a putative class action case was re-filed against the Company and other parties in Missouri state court after the predecessor case was dismissed without prejudice by the federal court. The Company successfully removed the case to federal court and is currently vigorously defending the case.

The Company has in place commercial general liability insurance policies that cover most Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $1,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $1,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims as of September 30, 2018 is estimated to not exceed approximately $2,500,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered, and outstanding or anticipated settlements for Claims. The liabilities recorded on the Company’s books at September 30, 2018 and December 31, 2017 were $150,000 and $175,000, respectively, and are included in Other Liabilities.

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

Grants of Phantom Stock Units. As of December 31, 2017, the Company had 21,296 unvested units outstanding, all of which were granted at Full Value. On February 12, 2018 and August 27, 2018, the Company granted an additional 6,450 and 950 Full Value Units, respectively, with a fair value of $53.04 and $85.43 per unit on grant date, again respectively, using historical volatility. As of September 30, 2018, the Company had 17,805 unvested units outstanding.

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

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense as of September 30, 2018.

The total Phantom Stock related liability as of September 30, 2018 was $2,018,000 of which $774,000 is included in Other Liabilities, as it is expected to be paid in February 2019, and the balance of $1,244,000 is included in Other Long Term Liabilities. At December 31, 2017, the total Phantom Stock liability was $2,238,000, with $776,000 in Other Liabilities, and $1,462,000 included in Other Long Term Liabilities.

Related to the Phantom Stock Plan, in accordance with FASB ASC Topic 718, Stock Compensation, the Company recorded compensation expense of approximately $445,000 and $855,000 for the nine months ended September 30, 2018 and 2017, respectively. Compensation income or expense for a given period largely depends upon fluctuations in the Company’s stock price.

The following table summarizes information about the Company’s nonvested phantom stock Units at September 30, 2018:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2017	21,296	$34.74
Granted	7,400	$57.20
Vested	(10,891)	$33.74
Forfeited	---	---
Canceled	---	---
Nonvested at September 30, 2018	17,805	$46.08
Phantom Stock Unit Awards Expected to Vest	17,805	$46.08

The total unrecognized compensation costs calculated at September 30, 2018 are $863,000 which will be recognized through August of 2021. The Company will recognize the related expense over the weighted average period of 1.2 years.

7. SHAREHOLDERS’ EQUITY

For the periods ending September 30, 2018 and December 31, 2017, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share. At these dates, the number of shares issued was 10,153,633, and the total number of outstanding shares was 10,091,822, with the 61,811 variance representing shares held in Treasury.

During 2018, the Board of Directors (the “Board”) announced regular quarterly dividends per share of $0.22 in April, and $0.24 in both June and September, to all Shareholders of record. The respective 2018 dividend payments were $2,220,000 in April, and $2,422,000 in both July and October. Additionally, there was a dividend that was paid in April by the Company’s foreign subsidiary, which amounted to an outlay of cash of $491,000 to the foreign subsidiary’s noncontrolling interest.

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

8. RELATED PARTY TRANSACTIONS

From time to time the Company may have related party transactions (“RPTs”). In short, RPTs represent any transaction between the Company and any Company employee, director or officer, or any related entity, or relative, etc. The Company performs a review of transactions each year to determine if any RPTs exist. Through this investigation, the Company is currently not aware of any RPTs between the Company and any of its current directors or officers outside the scope of their normal business functions or expected contractual duties. The Company does on occasion share a small amount of services with its former parent Mestek, Inc., mostly related to board meeting expenses. Additionally, the Company is aware of transactions between a few service providers which employ individuals indirectly associated to Omega Flex employees, but these have been determined to be independent transactions with no indication that they are influenced by the related relationships. The Company currently also has note agreement assets with related parties amounting to approximately $5,000 and $147,000 at September 30, 2018 and December 31, 2017, respectively, which are contractually secured by the Company. In April 2018, a majority of the amounts due from related parties was collected.

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

CHANGES IN FINANCIAL CONDITION

Cash was $6,445,000 and $37,938,000 at September 30, 2018 and December 31, 2017, respectively, decreasing $31,493,000 (83.0%). The decrease is mainly the result of the Company purchasing short-term investments of $34,897,000 mainly during August 2018 for the purpose of earning a higher level of investment income while maintaining a minimal level of risk.

Accounts Receivable were $17,480,000 and $15,636,000 at September 30, 2018 and December 31, 2017, respectively, increasing $1,844,000 (11.8%). The related Net Sales associated with these balances were correspondingly higher for these periods.

Other Long Term Assets were $1,343,000 and $3,079,000 at September 30, 2018 and December 31, 2017, respectively, decreasing $1,736,000 (56.4%). During May 2018, the Company received back the cash bond of approximately $1,600,000, which was previously held as security during an appeals process as detailed in Note 5, Commitments and Contingencies.

RESULTS OF OPERATIONS

Three-months ended September 30, 2018 vs. September 30, 2017

The Company reported comparative results from operations for the three-months ended September 30, 2018 and 2017 as follows:

	Three-months ended September 30,
	(in thousands)
	2018	2018	2017	2017
	($000)		($000)
Net Sales	$27,199	100.0%	$24,923	100.0%
Gross Profit	$16,547	60.8%	$15,207	61.0%
Operating Profit	$6,676	24.6%	$5,910	23.7%

Net Sales. The Company’s 2018 third quarter net sales (sales) of $27,199,000 exceeded the 2017 third quarter sales of $24,923,000 by $2,276,000 or 9.1%. A majority of the increase was due to unit growth, with a portion related to higher selling prices.

Gross Profit. The Company’s gross profit margins were fairly consistent between periods, being 60.8% and 61.0% for the three-months ended September 30, 2018 and 2017, respectively.

Selling Expense. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $4,265,000 and $4,004,000 for the three-months ended September 30, 2018 and 2017, respectively, representing an increase of $261,000 (6.5%). The increase largely related to freight and commissions, which typically move in relation to sales. As a percent of sales, Selling expenses were 15.7% for the three-months ended September 30, 2018, compared to 16.1% for the three-months ended September 30, 2017.

General and Administrative Expense. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services. General and administrative expenses were $4,385,000 and $4,495,000 for the three-months ended September 30, 2018 and 2017, respectively, decreasing $110,000 or 2.5% between periods. Incentive compensation expenses decreased, mainly related to the Company’s phantom stock plan, which was the result of a decrease in the Company’s stock price. These savings were however partially offset by higher staffing related costs and additional, other less significant items. As a percentage of sales, general and administrative expenses were 16.1% and 18.0% for the three-months ended September 30, 2018 and 2017, respectively.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes. Engineering expenses increased $423,000 (53.0%) for the quarter. They were $1,221,000 and $798,000 for the three-months ended September 30, 2018 and 2017, respectively. The most significant increase was related to staffing, experimental materials, consulting, and product certification expenses, which includes costs associated with the progression of the Company’s new MediTrac® corrugated medical tubing product. Engineering expenses as a percentage of sales were 4.5% and 3.2% for the three-months ended September 30, 2018, and 2017, respectively.

Operating Profit. Reflecting all of the factors mentioned above, operating profits increased by $766,000, or 13.0% compared to last year. The Company had a profit of $6,676,000 in the three-month period ended September 30, 2018, versus a profit of $5,910,000 in the three-months ended September 30, 2017.

Interest Income. Interest income is recorded on cash investments, and when applicable, interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. The Company purchased short-term investments of $34,897,000 which resulted in an increase of interest income. The Company recognized $130,000 and $27,000 of interest income for the third quarters of 2018 and 2017, respectively.

Other Income (Expense). Other income (expense) primarily consists of foreign currency exchange gains (losses) on transactions within our foreign subsidiaries, and therefore tends to fluctuate with the strengthening and or weakening of the British Pound. The Company recognized other expense of $40,000 for the third quarter of 2018, while recording other income of $4,000 for the third quarter of 2017.

Income Tax Expense. Income tax expense was $1,556,000 for the third quarter of 2018, compared to $1,895,000 for the same period in 2017. The $339,000 (17.9%) decrease was primarily due to a lower rate which was in effect during 2018 attributable to the Tax Cuts and Jobs Act (the “Act”) enacted at the end of 2017. The Act reduced the US corporate tax rate from 35% to 21%, effective for the Company’s 2018 tax year. The Company’s tax provision also reflects other changes as a result of the Act, including the impact of Global Intangible Low Taxed Income (“GILTI”) provisions, and changes affecting the deductibility of certain executive compensation.

Nine-months ended September 30, 2018 vs. September 30, 2017

The Company reported comparative results from operations for the nine-months ended September 30, 2018 and 2017 as follows:

	Nine-months ended September 30,
	(in thousands)
	2018	2018	2017	2017
	($000)		($000)
Net Sales	$79,443	100.0%	$74,335	100.0%
Gross Profit	$47,794	60.2%	$44,685	60.1%
Operating Profit	$18,534	23.3%	$16,549	22.3%

Net Sales. The Company’s sales for the first nine months of 2018 increased $5,108,000, or 6.9% over the same period in 2017, ending at $79,443,000 and $74,335,000 in 2018 and 2017, respectively.

Gross Profit. The Company’s gross profit margins were very similar between the two periods, being 60.2% and 60.1% for the nine-months ended September 30, 2018 and 2017, respectively.

Selling Expense. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $12,960,000 and $12,356,000 for the nine-months ended September 30, 2018 and 2017, respectively, representing an increase of $604,000 or 4.9%. The primary increases related to freight and commissions, which largely move in relation to sales. Selling expense as a percent of sales was 16.3% for the nine-months ended September 30, 2018, and 16.6% for the nine-months ended September 30, 2017.

General and Administrative Expense. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services. General and administrative expenses were $12,939,000 and $13,312,000 for the nine-months ended September 30, 2018 and 2017, respectively, decreasing $373,000 or 2.8% between periods. The decrease was primarily driven by lower legal and product liability defense costs compared to last year. These savings were however partially offset by additional expenses accrued related to staffing and other less significant items. As a percentage of sales, general and administrative expenses decreased to 16.3% for the nine-months ended September 30, 2018 from 17.9% for the nine-months ended September 30, 2017.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes. Engineering expenses increased $893,000 or 36.2% between periods, as they were $3,361,000 and $2,468,000 for the nine-months ended September 30, 2018 and 2017, respectively. The primary increase was related to experimental materials, staffing, product certification, and consulting expenses, which includes costs associated with the progression of the Company’s new MediTrac® corrugated medical tubing product. Engineering expenses also increased as a percentage of sales, being 4.2% and 3.3% for the nine-months ended September 30, 2018 and 2017.

Operating Profit. Reflecting all of the factors mentioned above, operating profits were up $1,985,000 or 12.0%, ending with a profit of $18,534,000 for the first nine months of 2018, compared to $16,549,000 in 2017.

Interest Income. Interest income is recorded on cash investments, and when applicable, interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. The Company purchased short-term investments of $34,897,000 which resulted in an increase of interest income. There was $275,000 of interest income recorded during the first nine months of 2018, and $76,000 during the same period in 2017.

Other Income (Expense). Other income (expense) primarily consists of foreign currency exchange gains (losses) on transactions within our foreign subsidiaries, and therefore tends to fluctuate with the strengthening and or weakening of the British Pound. The Company recognized other expense of $80,000 and $18,000 during the first nine months of 2018 and 2017, respectively.

Income Tax Expense. Income tax expense was $4,504,000 and $5,294,000 for the first nine months of 2018 and 2017, respectively, decreasing $790,000 or 14.9% between periods. There was a lower tax rate in effect during 2018 attributable to the Act enacted at the end of 2017. The Act reduced the US corporate tax rate from 35% to 21%, effective for the Company’s 2018 tax year. The Company’s tax provision also reflects other changes as a result of the Act, including the impact of GILTI provisions, and changes affecting the deductibility of certain executive compensation. The decrease in taxes attributable to the Act, was partially offset by higher taxes associated with an increase in income before taxes.

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

Based upon the above, the Company has concluded that transfer of control substantively transfers to the customer upon shipment.

Other considerations of Topic 606 include the following:

●	Contract Costs - costs to obtain a contract (e.g. customer purchase order) include sales commissions. Under Topic 606, these costs may be expensed as incurred for contracts with a duration of one year or less. The majority of the customer purchase orders are fulfilled (e.g. goods are shipped) within two days of receipt.

●	Warranties - the Company does not offer customers to purchase a warranty separately. Therefore there is not a separate performance obligation. The Company does account for warranties as a cost accrual and the warranties do not include any additional distinct services other than the assurance that the goods comply with agreed-upon specifications. There is no impact of warranties under Topic 606 upon the financial reporting of the Company.

●	Returned Goods - from time to time, the Company provides authorization to customers to return goods. If deemed to be material, the Company would record a “right of return” asset for the cost of the returned goods which would reduce cost of sales. Upon adoption of Topic 606, the Company will monitor pending authorized returns of goods and, if deemed appropriate, record the right of return asset accordingly.

●	Volume Rebates (Promotional Incentives) - volume rebates are variable (dependent upon the volume of goods purchased by our eligible customers) and, under Topic 606, must be estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g. upon shipment of goods). Also under Topic 606, to ensure that revenue recognized would not be probable of a significant reversal, the four following factors are considered:

●	The amount of consideration is highly susceptible to factors outside the company’s influence.
●	The uncertainty about the amount of consideration is not expected to be resolved for a long period of time.
●	The Company’s experience with similar types of contracts is limited.
●	The contract has a large number and broad range of possible consideration amounts.

If it was concluded that the above factors were in place for the Company, it would support the probability of a significant reversal of revenue. However, as none of the four factors apply to the Company, promotional incentives are recorded as a reduction of revenue based upon estimates of the eligible products expected to be sold.

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

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on any known collection issues, historical experience, and other currently available evidence. The reserve for future credits, discounts, and doubtful accounts was $1,061,000 and $920,000 as of September 30, 2018 and December 31, 2017, respectively. In regards to identifying uncollectible accounts, the Company reviews an aging report on a consistent basis to determine past due accounts, and utilizes a well established credit rating agency. The Company charges off those accounts that are deemed uncollectible once all collection efforts have been exhausted.

Investments

The Company invests excess funds in liquid interest earning instruments including US Treasury bills and bank time deposits. These investments are stated at fair value, which approximates amortized cost, and are classified as available-for-sale in accordance with Accounting Standards Codification 320, Investments – Debt and Equity Securities (or “ASC 320”). Investments were $34,897,000 and $0 as of September 30, 2018 and December 31, 2017. Maturities, from the date of purchase, were six months or less.

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

Goodwill

In accordance with Financial Accounting Standards Board (FASB) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2017. This analysis did not indicate any impairment of goodwill. There were no circumstances that indicate that Goodwill might be impaired at September 30, 2018.

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

Fair Value of Financial and Nonfinancial Instruments

The Company measures financial instruments in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures. The accounting standard defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard creates a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability. The Company relies upon Level 1 inputs in determining the fair value of investments and the fair value of the Company’s reporting unit in its annual impairment test as described in the FASB ASC Topic 350, Intangibles - Goodwill and Other.

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

The Company reflected the effects of the Act, in its 2017 financial statements. This included the effects of the change in the US corporate tax rate from 35% to 21% on deferred tax assets and liabilities, and a provision related to previously deferred taxes on earnings of the Company’s foreign subsidiary. The Company’s tax expense for the period ended September 30, 2018 includes the continuing effect of the reduction in the US corporate tax rate from 35% to 21%, effective for the Company’s 2018 tax year. The Company’s tax provision also reflects other changes as a result of the Act, including the impact of the GILTI provisions, and changes affecting the deductibility of certain executive compensation.

Other Comprehensive Income

For the three and nine months ended September 30, 2018 and 2017, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentration

The Company has one significant customer who represents more than 10% of the Company’s Net Sales for the three and nine months ended September 30, 2018 and 2017, and more than 10% of the Company’s Accounts Receivable balance at September 30, 2018 and December 31, 2017. Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are discussed in detail in the Company’s December 31, 2017 Form 10-K, and there has been no significant change as of this quarterly report.

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

As of September 30, 2018, the Company had a cash balance of $6,445,000 and short-term investments of $34,897,000. Additionally, the Company has a $15,000,000 line of credit available, as discussed in detail in Note 4, which had no borrowings outstanding upon it at September 30, 2018. At December 31, 2017, the Company had a cash balance of $37,938,000, with no borrowings against the line of credit.

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

For the first nine months of 2018, the Company’s operating activities provided cash of $11,716,000, compared to the first nine months of 2017 which provided cash of $9,441,000, thus increasing cash by $2,275,000. For details of the operating cash flows refer to the condensed consolidated statements of cash flows in Part I – Financial Information on page seven.

Investing Activities

Cash used in investing activities for the first nine months of 2018 and 2017 was $35,943,000 and $2,973,000, respectively, reflecting a $32,970,000 increase in cash used between periods. The Company purchased short-term investments of $34,897,000 mainly in August 2018. In February 2017, the Company purchased a building in Exton, PA for approximately $2,500,000. All other investing activities related to capital expenditures for both periods.

Financing Activities

All financing activities relate to dividend payments, which are detailed in Note 7, Shareholders’ Equity. Dividend payments through the first nine months of 2018 and 2017, amounted to $7,353,000 and $10,798,000 respectively.

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

Item 4 – Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

At the end of the fiscal third quarter of 2018, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission. The Company’s management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934. Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

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

In 2010, the Company took its first Claim to trial in Pennsylvania, and the jury returned a verdict that the Company was not negligent in designing and selling the TracPipe® product, but also returned a verdict for plaintiff on strict liability. The Company appealed that portion of the verdict, and in December 2014, the Supreme Court of Pennsylvania ruled in favor of the Company, and returned the case to the trial court for further hearings. After further extended appellate review, on February 16, 2018 the appeals court ruled in favor of the Company, and the prior strict liability verdict for the plaintiff has been vacated and the case remanded for a new trial. As a result, the cash bond of $1,600,000, which was previously included in Other Long Term Assets and posted as security for the subsequent appeal, was returned to the Company in May 2018. In conclusion, after a long arduous defense, and multiple victories in favor of the Company, this case was finally settled and closed on August 7, 2018, with the Company successfully cleared of any and all allegations.

In March 2017, a putative class action case was re-filed against the Company and other parties in Missouri state court after the predecessor case was dismissed without prejudice by the federal court. The Company successfully removed the case to federal court and is currently vigorously defending the case.

The Company has in place commercial general liability insurance policies that cover most Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $1,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $1,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims is estimated to not exceed approximately $2,500,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered, and outstanding or anticipated settlements for Claims. The liabilities recorded on the Company’s books at September 30, 2018 and December 31, 2017 were $150,000 and $175,000, respectively, and are included in Other Liabilities.

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

OMEGA FLEX, INC.
(Registrant)

Date: November 6, 2018	By:	/s/ Paul J. Kane
Paul J. Kane
Vice President – Finance and Chief Financial Officer