Form 10-K
period 2018-12-31
Omega Flex, Inc.
filed 2019-03-11
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” and “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

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

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2018, the last business day of the second quarter of 2018, was $228,182,748.

The number of shares of common stock outstanding as of March 1, 2019 was 10,091,822.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated by reference from the registrant’s definitive proxy statement (to be filed pursuant to Regulation 14A) for the 2019 annual meeting of shareholders to be held on June 11, 2019.

Omega Flex, Inc.

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

The major market categories for flexible metallic hose include (1) automotive, (2) aerospace, (3) residential, commercial, and institutional construction, and (4) general industrial. Omega Flex participates in the latter two markets for flexible metallic hose. The residential and commercial construction markets utilize corrugated stainless steel tubing (CSST) primarily for flexible gas piping, double containment piping for conveying diesel fuel and gasoline from a storage tank to a dispenser or back-up generator. The Company utilizes corrugated copper tubing for medical gases in medical care facilities, including hospitals, clinics, dental and veterinary offices and long-term care facilities. The general industrial market includes all of the processing industries, the most important of which include primary steel, petrochemical, pharmaceutical, and specialty applications for the transfer of fluids at both extremely low and high temperatures, (such as the conveying of cryogenic liquids) and a highly fragmented Original Equipment Manufacturers (OEM) market, as well as the maintenance and repair market.

None of our competitors appear to be dominant in more than one market. We are a leading supplier of flexible metal hose in each of the markets in which we participate. Our assessment of our overall competitive position is based on several factors. The flexible gas piping market in the U.S. is currently concentrated in the residential housing market. Based on the reports issued by the national trade groups on housing construction, the level of acceptance of flexible gas piping in the construction market, and the average usage of flexible gas piping in a residential building, we believe that we are able to estimate with a reasonable level of accuracy the size of the total gas piping market. In addition, the Company is a member of an industry trade group comprised of the largest manufacturers of CSST in the United States, which compiles and distributes sales volume statistics for its members relative to flexible gas piping. Based on our sales and the statistics described above, the Company believes it can estimate its position within that market. For other applications, industry trade groups collect and report data related to these markets, and we can then compare and estimate our status within that group as a whole. In addition, the customer base for the products that we sell, and the identity of the manufacturers aligned with those customers is fairly well known, which again allows the Company to extract information and estimate its market position. Lastly, the term “leading” implies a host of factors other than sales volume and market share position. It includes the range and capability of the product line, history of product development and new product launches, all of which information is in the public domain. Based on all of this information, the Company is reasonably confident that it is indeed a leader in the major market segments in which it participates.

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

In January 2018, the Company announced its new product launch for MediTrac® corrugated medical tubing (“CMT”). Developed for the healthcare industry, the product can be used in hospitals, ambulatory care centers, dental, physician and veterinary clinics, laboratories, and any facility that uses medical gas. Made from a copper alloy with an exterior fire-retardant jacket, corrugated MediTrac CMT is made and sold in long continuous-length rolls.This flexibility and long lengths allows the product to be installed in health care facilities much more easily and quickly than traditional medical grade rigid copper pipe, which comes in 20 foot long sections. The MediTrac CMT can be unrolled from a spool and installed in a medical facility in one long continuous length, and can be bent by hand when a change in direction is needed. The long lengths and ability to change direction easily eliminates labor that would otherwise be need to braze connections to connect straight sections of copper pipe or elbows or tees for changes in direction. Easy to assemble axial swaged brass fittings connect with all K, L and DWV medical tubing that is sized from ½” to 2” in diameter, and provides a leak-tight seal using ordinary hand tools. The patent-pending fitting also prevents tampering or disassembly through the use of a tamper-proof sleeve that is required by the Health Care Facilities Code (NFPA 99 – 2018 edition). The use of long continuous lengths and assembly of factory-made fittings eliminates most brazing work that is typically needed for installing traditional rigid copper pipe, increasing installation efficiency and operational safety. Rated for 185 psig, MediTrac® can deliver the necessary volume of gas wherever its needed across long distances of a large facility. A recent case study comparing the installation of rigid copper pipe and MediTrac® CMT showed that MediTrac® increases installation efficiency by a factor of five (i.e., a 500% increase in efficiency). Because the tubing is supplied cleaned and capped, MediTrac also reduces possible contamination into the medical gas system. MediTrac® hs additional benefits of eliminating the costs for installation materials like brazing rods and purge gases, easier transportation of rolls of pipe as compared to 20 foot long lengths of rigid copper pipe, and reduced fire risk from reduced number of brazed connections. MediTrac is currently listed to UL 1365 and has an ASTM E84 rating of 25/50, and meets all 2018 requirements of the Health Care Facilities Code (NFPA 99 – 2018). We have completed several beta sites 2018, and full commercialization will commence in 2019.

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

Manufacturing

In each instance, whether the application is for CSST for fuel gases, flexible metal hose for handling specialty chemicals or gases, flexible double containment piping, unique industrial applications requiring the ability to withstand wide variations in temperature and vibration, or copper alloyed CMT for medical facilities, all of our success rests on our metal hose. Most of our flexible metal hoses range in diameter from 1/4” to 2” while certain applications require diameters of up to 16”. All of our smaller diameter pipe (2” inner diameter and smaller) is made by a proprietary process that is known as the rotary process. The proprietary process that we use to manufacture our annular hose is the result of a long-term development effort begun in 1995. Through continuous improvement over the years, we have developed and fine-tuned the process so that we can manufacture annular flexible metal hose on a high speed, continuous process. We believe that our own rotary process for manufacturing annular corrugated metal hose is the most cost efficient method in the industry, and that our rotary process provides us with a significant advantage in many of the industries in which we participate. As a result, we are able to provide our product on a demand basis. Over the years, the Company has had great success in achieving on-time delivery performance to the scheduled ship date. The quick inventory turnover reduces our costs for in-process inventory, and further contributes to our gross margin levels. We have also improved our productivity on a historical basis.

Raw Materials

We use various materials in the manufacture of our products, primarily stainless steel for our flexible metal hose and plastics for our jacketing material on TracPipe® CounterStrike® flexible gas piping and DoubleTrac® double containment piping, as well as a copper alloy for our MediTrac® CMT. We also purchase all of our proprietary fittings for use with the TracPipe® and CounterStrike® flexible gas piping, DoubleTrac® double containment piping, and MediTrac® CMT. Although we have multiple sources qualified for all of our major raw materials and components, we have historically used only one or two sources of supply for such raw materials and components. Our current orders for stainless steel and fittings are each placed with one or two suppliers. If any one of these sources of supply were interrupted for any reason, then we would have to devote additional time and expense in obtaining the same volume of supply from our other qualified sources. This potential transition, if it were to occur, could affect our operations and financial results during the period of such transition. During 2018, the commodity prices of nickel increased compared to the prior year, while copper was reasonably flat. The Company experienced increases in most of its core components, as our vendors sought to recoup pricing and production burdens. Nickel is a prime material in stainless steel which the Company utilizes to manufacture CSST, and copper is a key component of the Company’s brass fittings and our MediTrac® CMT. Fortunately, the Company was able to maintain reasonably stable margins during 2018. This was accomplished by implementing our own pricing actions to help offset the upward movements in our material costs. The supply of our main raw materials appears to be sufficient with ample volume. We believe that with our purchase commitments for stainless steel, polyethylene and for our proprietary fittings, we have adequate sources of supply for these raw materials and components. We have not had difficulty in obtaining the raw materials, component parts or finished goods from our suppliers. We believe that the supply sufficiency of stainless steel will continue until there is a reduction in global capacity, such as mine closures, which would then cause a constriction. Volatility in the commodities marketplace and competitive conditions in the sale of our products could potentially restrict us from passing along raw materials or component part price increases to our customers.

Business Seasonality

The demand for our flexible piping products that are related to construction activity including TracPipe®, Counterstrike®, DoubleTrac® and MediTrac®, may be affected by the construction industry’s demand, which generally tightens during the winter months of each year due to cold and inclement weather. Accordingly, sales are usually higher in the spring, summer and fall.

Customers

We sell our products to customers scattered across a wide and diverse set of industries ranging from construction to pharmaceutical with over 9,000 customers on record. These sales channels include sales through independent sales representatives, distributors, original equipment manufacturers, direct sales, and sales through our website on the internet. We utilize various distribution companies in the sale of our TracPipe® and Counterstrike® flexible gas piping, and these distribution customers in the aggregate represent a significant portion of our business. In particular, the Company has one significant customer, Ferguson Enterprises, whose various branches had sales in the range of 13% to 15% of total sales during the period of 2016 to 2018, and was in the range of 19% to 22% of our accounts receivable balance over the last two years. All of this business is done on a purchase order basis for immediate resale commitments or stocking, and there are no long-term purchase commitments. In the event we were to lose an account, we would not expect any long-term reduction in our sales due to the broad end-user acceptance of our products. We would anticipate that in the event of a loss of any one or more distributors, that after an initial transition period, the sale of our products would resume at or near their historical levels. Furthermore, in the case of certain national distribution chains, which is the case regarding the Company’s largest customer noted above, and other distributors, it is possible that there would continue to be purchasing activity from one or more regional or branch distribution customers. We sell our products within North America, primarily in the United States and Canada, and we also sell our products internationally, primarily in Europe through our manufacturing facility located in Banbury, England. Our sales outside of North America were in the range of 10% to 11% of our total sales during the last three years, with most of the sales occurring in the United Kingdom and elsewhere in Europe. We do not have a material portion of our long-lived assets located outside of the United States.

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

Competition

There are approximately ten manufacturers of flexible metal hose in the United States, and approximately that number in Europe and Asia. The U. S. manufacturers include Titeflex Corporation, Ward Manufacturing, Microflex, U. S. Hose, Hose Master and several smaller privately held companies. No one manufacturer, as a general rule, participates in more than two of the major market categories, automotive, aerospace, residential and commercial construction, and general industrial, with most concentrating in just one. We estimate that we are at or near the top position of the two major categories in which we participate in regards to market share. In the flexible gas piping market, the U.S. market is currently concentrated in the residential housing market. Based on the reports issued by the national trade groups on housing construction, the level of acceptance of flexible gas piping in the construction market, and the average usage of flexible gas piping in a residential building, as well as through our sales position within that market, we are able to estimate with a high level of accuracy the size of the total gas piping market. In addition, the Company is a member of an industry trade group, which compiles and distributes sales statistics for its members relative to flexible gas piping. For other applications, industry trade groups collect and report on the size of the relevant market, and we can estimate our percentage of the relevant market based on our sales as compared to the market as a whole. The larger of our two markets, the construction industry, has seen a modest increase in the number of residential housing starts in 2018, as compared to the previous year. As discussed elsewhere, black iron pipe or copper tubing was historically used by all builders of commercial and residential buildings until the advent of flexible gas piping and changes in the relevant building codes. Since that time, flexible gas piping has taken an increasing share of the total amount of fuel gas piping used in construction.

Due to the number of applications in which flexible metal hose may be used, and the number of companies engaged in the manufacture and sale of flexible metal hose, the general industrial market is very fragmented, and we estimate that no one company has a predominant market share of the business over other competitors. In the market for double containment piping, we compete primarily against rigid pipe systems that are more costly to install than DoubleTrac® double containment piping. For medical tubing applications, the main competitor is medical grade (Type K or Type L) rigid copper pipe. MediTrac® is the only corrugated medical tubing in the United States that is approved to the stringent requirements of UL 1365. The general industrial markets within Europe are very mature and tend to offer opportunities that are interesting to us in niche markets or during periods in which a weak dollar increases the demand for our products on a competitive basis. Such has been the case for several years and has created new relationships for us. Currently, we are not heavily engaged in the manufacture of flexible metal hose for the aerospace or automotive markets, but we continue to review opportunities in all markets for our products to determine appropriate applications that will provide growth potential and high margins. In some cases, where the product offering is considered a commodity, price is the overriding competing factor. In other cases, a proprietary product offering or superior performance will be the major factors with pricing being secondary and in some cases, a non-factor. The majority of our sales are to distributors and wholesalers, and our relationships with these customers are on an arms-length basis in that neither we, nor the customers are so dependent on the other to yield any significant business advantage. From our perspective, we are able to maintain a steady demand for our products due to the broad acceptance of our products by end users, regardless of which distributor or wholesaler sells the product.

Backlog

Management does not believe that backlog figures are material to an understanding of our business because most products are shipped promptly after the receipt of orders.

Intellectual Property

We have a comprehensive portfolio of intellectual property, including approximately 240 patents issued in various countries around the world. The patents cover (a) the fittings used by the flexible gas piping to join the piping to a junction or assembly, (b) pre-sleeved CSST for use in underground applications, (c) an electrically conductive jacket for flexible gas piping that we sell under the trademark CounterStrike®, and (d) a tubing containment system for our DoubleTrac® double containment piping and CMT fittings. In combination, our AutoFlare® and AutoSnap® fittings are the leading products used with flexible gas piping because they offer a metal-to-metal seal between the fitting and the tubing, and because of their robustness and ease of use. The metal-to-metal contact provides for a longer lasting and more reliable seal than fittings which use gaskets or sealing compounds that can deteriorate over time. In applications involving fuel gases in a building, the ability to maintain the seal and prevent the leaking of such gases over long periods of time is valued by our customers. In addition, the AutoSnap® fitting provides the installer with greater ease of use by preassembling all the securing elements inside the body of the fitting. We also have received a patent for the composition of the polyethylene jacket used in our CounterStrike® flexible gas piping product, which has increased ability to dissipate electrical energy in the event of a nearby lightning strike. The tubing containment system of our DoubleTrac® double containment piping, which is also patented in the U.S. and in other countries, allows for the monitoring and collection of any liquids that may leak from the stainless steel containment layer. We have filed patent applications for the MediTrac fittings to cover the unique requirements in the United States for fittings that permanently affix the fitting to the CMT system, and provides a tamper-proof connection to the CMT system. The expiration dates for the several patents covering our AutoFlare® fittings will be expiring through 2020 and the Counterstrike® patent will expire in 2025. We currently have several patent applications pending in the United States and internationally covering improvements to our AutoFlare® fittings and our CounterStrike® polyethylene jacket, and also have a patent pending on our new AutoSnap® fitting. Finally, and as mentioned above, our unique rotary process for manufacturing flexible metal hose has been developed over the last ten years, and constitutes a valuable trade secret. In 2007, a Pennsylvania court issued a ruling that confirms our proprietary rotary manufacturing process does constitute a “trade secret” under Pennsylvania law, and is entitled to protection against unauthorized disclosure or misappropriation.

Employees

As of December 31, 2018, the Company had 151 employees. Most of our employees are located in our manufacturing facilities in Exton, Pennsylvania, which contain our factory personnel, engineering, finance, human resources and most of our sales staff. Our factory workforce in Exton, Pennsylvania, is not party to a collective bargaining agreement. A small amount of employees work at our facility in Houston, Texas. We also maintain an office in Middletown, Connecticut where certain management, sales and administrative personnel reside. A number of individual sales personnel are also scattered across the United States. We also maintain a manufacturing facility in Banbury, England, which contains employees of similar functions to those in the U.S., but on a much smaller scale. The sales personnel in England handle all sales and service for our products in Europe, most notably the United Kingdom, and the majority of our transactions with other international territories.

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

Internet Website

You may learn more about our company by visiting our website at www.omegaflexcorp.com. Among other things, you can access our filings with the Securities and Exchange Commission, which maintains a website at www.sec.gov that contains reports, proxy and information statements. These filings include proxy statements, annual reports (Form 10-K), quarterly reports (Form 10-Q), and current reports (Form 8-K), as well as Section 16 reports filed by our officers and directors (Forms 3, 4 and 5). All of these reports will be available on the website as soon as reasonably practicable after we file the reports with the SEC. In addition, we have made available on our website under the heading “Compliance Policies” the charters for the Audit, Compensation and Nominating/Governance Committees of our Board of Directors and our Code of Business Ethics. We intend to make available on our website any future amendments or waivers to our Code of Business Ethics. The information on our website is not part of this report.

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

Our manufacturing plant(s) may be damaged or destroyed.

The majority of the company’s manufacturing capacity is currently located in Exton, Pennsylvania, where we own two manufacturing facilities which are in close proximity to each other, and in Banbury, United Kingdom where we rent a manufacturing facility. On a smaller scale the Company also manufactures product in Houston, Texas. We do not have any operational manufacturing capacity for flexible metal hose outside of these locations. We cannot replicate our manufacturing methods at a supplier’s facility due to the confidential and proprietary nature of our manufacturing process. If one of the manufacturing facilities were destroyed or damaged in a significant manner, we would likely experience a delay or some interruption of our flexible metal hose operations. This could lead to a reduction in sales volume if customers were to purchase their requirements from our competitors, claims for breach of contract by certain customers with contracts for delivery of flexible metal hose by a certain date, and costs to replace our destroyed or damaged manufacturing capacity. The fittings and accessories for the flexible metal hose are manufactured for us by suppliers not located in Exton, Pennsylvania, and the company also has outside warehouses which contain finished goods inventory. Disruption of or damage to our supply of these items could damage our business, competitive position, results of operations or financial condition.

We are dependent on certain raw materials and supplies that could be subject to volatile price escalation.

As a manufacturer of flexible metal hose, we must use certain raw materials in the manufacture of the hose. The primary raw material is stainless steel that is used in the forming of the hose, and various other steel products used in the wire braid overlay over some flexible metal hoses for additional strength and durability, as well as copper alloy for MediTrac® CMT. We also use polyethylene in pellet form for the forming and extrusion of a polyethylene jacket over CSST for use in fuel gas applications, underground installations, and other installations that require that the metal hose be isolated from the environment. Finally, we also purchase our proprietary brass fittings used with the flexible metal hose that provide a mechanical means of attaching the hose to an assembly or junction. We attempt to limit the effects of volatile raw material prices, and to ensure adequate and timely supply of material, by committing to annual purchase contracts for the bulk of our steel and polyethylene requirements, and for our fitting requirements. The contracts typically represent a significant portion of the Company’s annual planned usage, and are set at a designated fixed price or a range of prices. These agreements sometimes require the Company to accept delivery of the commodity in the quantities committed, at the agreed upon prices. Transactions in excess of the pre-arranged commitments are conducted at current market prices at the Company’s discretion. The Company has identified multiple qualified vendors to produce or manufacture our critical purchase requirements. The Company does however tend to rely on one or two sources for each or our primary components to leverage the relationship and pricing. Therefore, there is no assurance that the Company would be able to eliminate all or most of the adverse effects of a sudden increase in the cost of materials or key components, or that the loss of one or more of our key sources would not lead to higher costs or a disruption in our business.

Susceptibility of litigation and significant legal costs or settlements.

In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”). The Company has continued to receive repeat pattern Claims relating to our flexible gas piping products, although the pace of the new Claims has declined. While the Company does not believe the Claims have legal merit, and has successfully defended itself vigorously against such Claims, there is no guarantee that the pace of claims will not increase or subside. Any significant increase in the number of Claims, the financial magnitude of Claims brought against the Company, the costs of defending the Claims, particularly under higher retentions of the Company’s current product liability insurance policies, could have a detrimental impact on the Company’s business, competitive position, results of operations or financial condition, perhaps materially.

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

In the past, the Company has needed to protect itself and resort to legal action, in one instance regarding a trade secret, and in another where we sued a flexible gas pipe competitor for infringement on one or more of our U.S. patents covering our AutoFlare® fittings. In both instances, the Company received favorable rulings, thus solidifying the validity of our intellectual property. Although the Company has had past success, the results we may obtain from resorting to any such legal proceedings are never assured, and it is possible that an adverse decision may be delivered in any particular proceeding. As a result, we may not be able to retain the exclusive rights to utilize and practice such intellectual property rights, and one or more of our competitors could utilize and practice such intellectual property rights. This development may lessen our competitive advantage vis-à-vis one or more competitors, and lead to a reduction in sales volume in one or more product lines, a reduction in profit margin in such product lines, or both.

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

Changes in the method pursuant to which the LIBOR rates are determined and potential phasing out of LIBOR after 2021 may affect our financial results.

Borrowings under our line of credit facility bear interest at variable rates based on LIBOR. LIBOR and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit rates for the calculation of LIBOR rates after 2021, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, interest rates on our current or future debt obligations may be adversely affected.

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

Approximately 71% of the issued and outstanding common stock is owned or controlled by inside affiliated parties to the Company, with the largest being: The Estate of John E. Reed, Stewart B. Reed, Kevin R. Hoben and Mark F. Albino. Stewart B. Reed currently serves on the Board of Directors, where he presided as Chairman until December 2018, and Mr. Hoben and Mr. Albino also serve on the Board of Directors, and are officers of the Company. Mr. Hoben was elevated to Chairman in December 2018. This concentration of ownership may have the effect of reducing the volume of trading of the common stock on the NASDAQ, which could result in lower prices for the common stock because there is not a sufficient supply of shares to create a vibrant market for our shares on the NASDAQ.

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

The impact of currency volatility.

The Company has operations in the United Kingdom, and does business transactions elsewhere in the world outside of the United States. While the magnitude of these transactions outside of the United States have thus far not been significant, and typically not in currencies of high volatility, it is possible that they could be material. In June 2016, the United Kingdom made the decision to leave the European Union, an event commonly known as Brexit. As a result of Brexit, and the political and economical uncertainty that ensued, the British Pound weakened in comparison to other currencies. This in turn had a direct negative impact on the Company’s financial statements and results, as we experienced losses when settling transactions in other currencies, and experienced unfavorable results due to the translation of financial statements with a lower exchange rate. During 2017 and 2018 the impact of currency volatility on the financial statements was not as severe, but going forward, it is possible that the British Pound, other currencies that we engage in, or even the US Dollar may weaken, and materially impact the financial position, operations and liquidity of the Company.

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

Brexit.

The Company’s main operating subsidiary, Omega Flex Limited, is headquartered in Banbury, England. The result of the referendum held by the United Kingdom to withdraw from the European Union (“Brexit”) has created a level of uncertainty regarding the final terms of that withdrawal that has not yet been agreed upon by the United Kingdom and the European Union. If there are no negotiated terms of withdrawal reached by the parties by March 29, 2019 (the Brexit deadline), then one possible result of that impasse could be the re-imposition of border and customs controls on the movement of people and goods between the United Kingdom and European Union, and the rest of the world. These border and customs controls could increase costs on materials imported into the United Kingdom and finished goods exported from the United Kingdom. In addition, it is possible that logistical delays created by those controls could delay shipments of materials and supplies into the Banbury manufacturing plant, and could also affect our ability to ship goods to customers outside of the UK, into the European Union, Africa, and the Near East. Omega Flex Limited has stockpiled materials and supplies for its manufacturing operations in Banbury ahead of the Brexit deadline, and are positioned to stage some finished goods inventory in warehouses in the European Union, in an attempt to cushion the possible impact of the re-imposition of boarder and customs’ controls. Most of the business of Omega Flex Limited is domestic, and should therefore not be unduly disrupted. However, the macroeconomic effects of Brexit on the economies of the United Kingdom and the European Union are unknown, and those effects could dampen economic activity and the overall demand for the Company’s products in those markets. However, it is not expected that increased costs, logistical delays, nor possible economic declines in those markets would be material to the Company.

Our business may be subject to macroeconomic effects caused by increased trade tariffs and reduced international trade.

Recent events have caused various governments around the world to impose increased trade tariffs on imported goods. These increased tariffs may cause the cost of materials to rise and may add additional expense on exported goods. However, the company does not believe that increased tariffs will materially affect the company’s sales or operating margins, as most of the raw materials and supplies used to manufacture our products are sourced domestically in the United States. Further, exports of our flexible gas piping products from our Exton, Pennsylvania facility are primarily to Canada, which recently agreed to a revised North American trade treaty, and to a lesser extent to the Caribbean and South America. Sales to Europe, Asia and Africa are primarily handled from our Banbury, England facility, which are not affected by U.S. trade tariffs and retaliatory tariffs, but may be subject to other constraints as discussed in the Brexit risk factor, above.

Item 1B – UNRESOLVED STAFF COMMENTS

None.

Item 2 - PROPERTIES

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

In 2010, the Company took its first Claim to trial in Pennsylvania, and the jury returned a verdict that the Company was not negligent in designing and selling the TracPipe® product, but also returned a verdict for plaintiff on strict liability. The Company appealed that portion of the verdict, and in December 2014, the Supreme Court of Pennsylvania ruled in favor of the Company, and returned the case to the trial court for further hearings. The cash bond of $1,600,000, which was previously included in Other Long Term Assets and posted as security for a subsequent appeal, was returned to the Company in May 2018. This case was finally settled and closed on August 7, 2018.

In March 2017, a putative class action case was re-filed against the Company and other parties in Missouri state court after the predecessor case was dismissed without prejudice by the federal court. The Company successfully removed the case to federal court and is currently vigorously defending the case.

The Company has in place commercial general liability insurance policies that cover most Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $1,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $1,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims as of December 31, 2018 is estimated to not exceed approximately $1,700,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered, and outstanding or anticipated settlements for Claims. The liabilities recorded on the Company’s books at December 31, 2018 and December 31, 2017 were $150,000 and $175,000, respectively, and are included in Other Liabilities.

Item 4 – MINE SAFETY DISCLOSURES

The Company does not have any disclosures applicable to mine safety.

PART II

Item 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is listed on the NASDAQ Global Market, under the symbol OFLX. The number of shareholders of record as of December 31, 2018, based on inquiries of the registrant’s transfer agent, was 354. For this purpose, shareholders whose shares are held by brokers on behalf of such shareholders (shares held in “street name”) are not separately counted or included in that total.

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

The following graph shows the changes on a cumulative basis in the total shareholder return on the Omega Flex common stock, and compares those changes in shareholder return with the total return on the S&P 500 Index and the total return on the S&P 500 Building Products Index. The graph begins with a base value of $100 on December 31, 2013, and shows the cumulative changes over the last five years, ending on December 31, 2018. The graph assumes $100 was invested on December 31, in each of the three alternatives, and that all dividends have been reinvested.

Company / Index	Base Period 12/31/13	Indexed Returns – Year Ending
	12/13	12/14	12/15	12/16	12/17	12/18

Omega Flex, Inc.	100.00	187.70	167.44	287.09	371.24	285.24
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
S&P Building Products	100.00	116.93	146.65	157.28	175.41	132.65

Dividends

The Company currently has a policy of paying regular quarterly dividends, which is expected to continue. In addition, the Company may pay special dividends from time to time, as we did during January 2017.

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

SUMMARY OF FINANCIAL POSITION - as of December 31,

	2018	2017	2016	2015	2014
	(dollars in thousands except per share data)

Total assets	$86,836	$77,091	$70,562	$66,274	$55,138
Working capital	$55,217	$45,372	$36,941	$33,139	$26,747
Shareholders’ equity	$66,321	$56,069	$46,061	$41,154	$33,969
Dividends declared per share	$0.94	$0.66	$0.85	$0.85	$0.49

SUMMARY OF OPERATIONS - for the years ended December 31,

	2018	2017	2016	2015	2014
	(dollars in thousands except per share data)

Net Sales	$108,313	$101,799	$94,051	$93,278	$85,219
Net Income attributable to Omega Flex, Inc.(1)	$20,139	$15,662	$14,377	$15,788	$13,462
Basic and Diluted Earnings per Common Share	$2.00	$1.55	$1.42	$1.56	$1.33

(1)	Total Net Income for these periods was $20,277, $15,846, $14,546, $15,961 and $13,605, respectively. The difference is attributable to the Net Income - Noncontrolling Interest.

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

The Company’s business is managed as a single operating segment that consists of the manufacture and sale of flexible metal hose and accessories. The Company’s products are concentrated in residential and commercial construction, and general industrial markets, with a comprehensive portfolio of intellectual property and patents issued in various countries around the world. The Company’s primary product, flexible gas piping, is used for gas piping within residential and commercial buildings. Through its flexibility and ease of use, the Company’s TracPipe® and TracPipe® CounterStrike® flexible gas piping, along with its fittings distributed under the trademarks AutoSnap® and AutoFlare®, allows users to substantially cut the time required to install gas piping, as compared to traditional methods. The Company’s newest product line MediTrac® corrugated medical tubing is used for piping medical gases (oxygen, nitrogen, nitrous oxide, carbon dioxide, and medical vacuum) in health care facilities. Building on the recognized strengths and strategies employed in the flexible gas piping market, MediTrac® can be used in place of rigid copper pipe, and due to its long continuous lengths and flexibility, it can be installed approximately five times faster than rigid copper pipe, saving on installation labor and construction schedules. The Company’s products are manufactured at its Exton, Pennsylvania facilities in the United States, and in Banbury, Oxfordshire in the United Kingdom. A majority of the Company’s sales across all industries are generated through independent outside sales organizations such as sales representatives, wholesalers and distributors, or a combination of both. The Company has a broad distribution network in North America and to a lesser extent in other global markets.

CHANGES IN FINANCIAL CONDITION

The Company’s cash balance of $32,392,000 at December 31, 2018, decreased $5,546,000 (14.6%) from the $37,938,000 balance at December 31, 2017. The primary reasons for the decrease were that the Company used cash to purchase short-term investments of $35,099,000, net of proceeds from sale of $20,155,000, for a balance of $14,944,000 as of the end of 2018, with the purpose of earning a higher level of investment income while maintaining a minimal level of risk, and the Company also paid dividends during 2018 totaling $9,284,000, as detailed in Note 6, “Shareholders’ Equity”. Lastly, the Company used funds for various capital projects, including those designated for the new MediTrac products. Those cash outflows were partially offset by income generated from operations during 2018, as well as the receipt of the $1,600,000 cash bond described below.

Other Long Term Assets were $1,307,000 and $3,079,000 at December 31, 2018 and December 31, 2017, respectively, decreasing $1,772,000 (57.6%). During May 2018, the Company received back the cash bond of approximately $1,600,000, which was previously held as security during an appeals process as detailed in Note 10, Commitments and Contingencies.

RESULTS OF OPERATIONS

Twelve-months ended December 31, 2018 vs. December 31, 2017

The Company reported comparative results from operations for the twelve-month period ended December 31, 2018 and 2017 as follows:

	Twelve-months ended December 31,
	(dollars in thousands)
	2018	2018	2017	2017

Net Sales	$108,313	100.0%	$101,799	100.0%
Gross Profit	$66,096	61.0%	$61,766	60.7%
Operating Profit	$26,366	24.3%	$24,217	23.8%

Net Sales. The Company’s sales for the full year of 2018 were $108,313,000, reflecting an increase of $6,514,000, or 6.4%, over $101,799,000 in 2017. The increase in sales resulted from an increase in unit volume, combined with higher sales prices that were necessary to help offset a rise in the Company’s material costs.

Gross Profit. The Company’s gross profit margins increased slightly between the two periods, at 61.0% and 60.7% for the twelve-months ended December 31, 2018 and 2017, respectively.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $17,117,000 and $16,359,000 for 2018 and 2017, respectively, representing a year over year increase of $758,000, or 4.6%. The increase was primarily attributable to an increase in freight and commissions, which change in conjunction with sales unit volume. For the same periods, selling expense as a percentage of net sales was 15.8% and 16.1%, respectively.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services. General and administrative expenses were $17,800,000 and $17,897,000 for the years ended December 31, 2018 and 2017, respectively, decreasing $97,000, or 0.5% between periods. As a percentage of net sales, general and administrative expenses were 16.4% and 17.6% for the twelve-months ended December 31, 2018 and 2017, respectively.

Engineering Expenses. Engineering expenses consist of development expenses associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes. Engineering expenses increased $1,520,000 or 46.2% between periods, being $4,813,000 and $3,293,000 for the years ended December 31, 2018 and 2017, respectively. The Company had ramped up spend on experimental materials during 2018, a majority of which related to the new MediTrac products. The Company also had additional staffing and consulting related charges. As a percentage of net sales for the year, engineering expenses were 4.4% in 2018 and 3.2% in 2017.

Operating Profit. Reflecting all of the factors mentioned above, operating profits increased $2,149,000, or 8.9%, between periods, ending with a profit of $26,366,000 in 2018, compared to $24,217,000 in 2017.

Interest Income. Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. Interest rates in general have improved in the market, and the Company has therefore been able to purchase short-term investments during 2018 which resulted in an increase of interest income in excess of those generated from last year. There was $488,000 of interest income recorded during 2018 and $117,000 in 2017.

Other Income (Expense). Other income (expense) primarily consists of foreign currency exchange gains (losses) on transactions within our foreign subsidiaries, and therefore tends to fluctuate with the strengthening and or weakening of the British Pound. The Company recognized other expense of $126,000 and $38,000 during 2018 and 2017, respectively.

Income Tax Expense. Income tax expense was $6,451,000 during 2018, compared to $8,450,000 in 2017, decreasing by $1,999,000, or 23.7%. The Company recognized a one-time tax charge of $709,000 during the fourth quarter of 2017 primarily related to unremitted foreign earnings resulting from the change in the tax code during the end of 2017, described as the “Act”, which is outlined in Note 7, “Income Taxes”. There was also a lower tax rate in effect during 2018 attributable to the Act, which reduced the U.S. corporate tax rate from 35% to 21%, effective for the Company’s 2018 tax year. The Company’s tax provision also reflects other changes as a result of the Act, including the impact of GILTI provisions, and changes affecting the deductibility of certain executive compensation. The decrease in taxes attributable to the Act, was partially offset by higher taxes associated with an increase in income before taxes.

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

Net Sales. The Company’s sales for the full year of 2017 were $101,799,000, reflecting an increase of $7,748,000, or 8.2%, over $94,051,000 in 2016. The majority of the increase was related to an increase in unit volume, combined with higher sales prices that were necessary to help offset a rise in the Company’s material costs.

Gross Profit. The Company’s gross profit margins decreased slightly between the two periods, at 60.7% and 61.5% for the twelve-months ended December 31, 2017 and 2016, respectively.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $16,359,000 and $15,694,000 for 2017 and 2016, respectively, representing a year over year increase of $665,000, or 4.2%. The increase was primarily attributable to an increase in freight and commissions, which change in conjunction with sales unit volume. For the same periods, selling expense as a percentage of net sales was 16.1% and 16.7%, respectively.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services. General and administrative expenses were $17,897,000 and $17,108,000 for the years ended December 31, 2017 and 2016, respectively, increasing $789,000, or 4.6% between periods. This included an increase in incentive compensation partially due to the increase in profits, and also related to the Company’s phantom stock plan, mainly resulting from an increase in the Company’s stock price. There was also an increase in insurance costs. The impact of these costs were however tempered by a decrease in legal and product liability related defense costs. As a percentage of net sales, general and administrative expenses were 17.6% and 18.2% for the twelve-months ended December 31, 2017 and 2016, respectively.

Engineering Expenses. Engineering expenses consist of development expenses associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes. Engineering expenses increased $108,000, or 3.4%, between periods, at $3,293,000 and $3,185,000 for the years ended December 31, 2017 and 2016, respectively. The change was primarily related to an increase in staffing. As a percentage of net sales for the year, engineering expenses were 3.2% in 2017 and 3.4% in 2016.

Operating Profit. Reflecting all of the factors mentioned above, operating profits increased $2,320,000, or 10.6%, between periods, ending with a profit of $24,217,000 in 2017, compared to $21,897,000 in 2016.

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

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition, accounts receivable allowances, investment valuations, inventory valuations, goodwill valuation, product liability costs, phantom stock and accounting for income taxes. Actual amounts could differ significantly from these estimates.

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

Based upon the above, the Company has concluded that transfer of control substantively transfers to the customer upon shipment.

Other considerations of Topic 606 include the following:

●	Contract Costs - costs to obtain a contract (e.g. customer purchase order) include sales commissions. Under Topic 606, these costs may be expensed as incurred for contracts with a duration of one year or less. The majority of the Company’s customer purchase orders are fulfilled (e.g. goods are shipped) within two days of receipt.
●	Warranties - the Company does not offer customers to purchase a warranty separately. Therefore there is not a separate performance obligation. The Company does account for warranties as a cost accrual and the warranties do not include any additional distinct services other than the assurance that the goods comply with agreed-upon specifications. There is no impact of warranties under Topic 606 upon the financial reporting of the Company.
●	Returned Goods - from time to time, the Company provides authorization to customers to return goods. If deemed to be material, the Company would record a “right of return” asset for the cost of the returned goods which would reduce cost of sales. Upon adoption of Topic 606, the Company will monitor pending authorized returns of goods and, if deemed appropriate, record the right of return asset accordingly.
●	Volume Rebates (Promotional Incentives) - volume rebates are variable (dependent upon the volume of goods purchased by our eligible customers) and, under Topic 606, must be estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g. upon shipment of goods). Also under Topic 606, to ensure that revenue recognized would not be probable of a significant reversal, the four following factors are considered:

●	The amount of consideration is highly susceptible to factors outside the Company’s influence.
●	The uncertainty about the amount of consideration is not expected to be resolved for a long period of time.
●	The Company’s experience with similar types of contracts is limited.
●	The contract has a large number and broad range of possible consideration amounts.

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

Investments

The Company invests excess funds in liquid interest earning instruments including U.S. Treasury bills and bank time deposits. These investments are stated at fair value, which approximates amortized cost, and are classified as available-for-sale in accordance with Accounting Standards Codification 320, Investments – Debt and Equity Securities (or “ASC 320”). Investments were $14,944,000 and $0 as of December 31, 2018 and 2017, respectively. Maturities, from the date of purchase, were six months or less.

Inventories

Inventories are valued at the lower of cost or net realizable value. The cost of inventories is determined by the first-in, first-out (FIFO) method. The Company generally considers inventory quantities beyond two years of non-usage, measured on a historical usage basis, to be excess inventory and reduces the gross carrying value of inventory accordingly.

Goodwill

In accordance with Financial Accounting Standards Board (FASB) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2018 and also at December 31, 2017. These analyses did not indicate any impairment of goodwill at the end of either period.

Stock-Based Compensation Plans

In 2006, the Company adopted a Phantom Stock Plan (the “Plan”), which allows the Company to grant phantom stock units (Units) to certain key employees, officers or directors. The Units each represent a contractual right to payment of compensation in the future based upon the market value of the Company’s common stock. The Units follow a vesting schedule of three years from the grant date, and are then paid upon maturity. In accordance with FASB ASC Topic 718, Stock Compensation, the Company uses the Black-Scholes option pricing model as its method for determining the fair value of the Units. Further details of the Plan are provided in Note 11, to the Company’s financial statements.

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

The Company reflected the effects of the Tax Cuts and Jobs Act (the “Act”), in its 2017 financial statements. This included the effects of the change in the US corporate tax rate from 35% to 21% on deferred tax assets and liabilities, and a provision related to previously deferred taxes on earnings of the Company’s foreign subsidiary. The Company’s tax expense for the period ended December 31, 2018 includes the continuing effect of the reduction in the US corporate tax rate from 35% to 21%, effective for the Company’s 2018 tax year. The Company’s tax provision also reflects other changes as a result of the Act, including the impact of the Global Intangible Low Taxed Income (“GILTI”) provisions, and changes affecting the deductibility of certain executive compensation.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company’s primary cash needs have been related to working capital items, which the Company has largely funded through cash generated from operations.

With regards to liquidity and capital resources, the Company had a cash balance of $32,392,000 and short-term investments of $14,944,000 at December 31, 2018, and also has the full use of a $15,000,000 line of credit available with Santander Bank, as discussed in detail in Note 5 to the Company’s financial statements. At December 31, 2017, the Company had cash of $37,938,000 and did not hold any short-term investments.

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For 2018, the Company’s cash provided from operating activities was $21,058,000, compared to $18,048,000 of cash provided during 2017, thus increasing by $3,010,000 between periods. For 2017, the Company’s cash provided from operating activities was $18,048,000, compared to $14,758,000 of cash provided during 2016, thus increasing by $3,290,000 between periods. For details of the operating cash flows refer to the consolidated statements of cash flows in Item 8. Financial Statements and Supplementary Data on page 39.

As a general trend, the Company tends to deplete cash early in the year, as significant payments are typically made for accrued promotional incentives, incentive compensation, and taxes. Cash has then historically shown a tendency to be restored and accumulated during the latter portion of the year.

Investing Activities

Cash used in investing activities during 2018 and 2017 was $16,868,000 and $3,093,000, respectively. During 2018, cash was used to purchase short-term investments of $35,099,000 and for capital expenditures of $1,924,000, which was partially offset by cash received from net proceeds from the sale of short-term investments of $20,155,000. Capital expenditures during 2018 mainly related to capital projects designated for the new MediTrac products. During 2017, cash was used solely for capital expenditures mainly related to the purchase of a 30,000 square foot facility in Exton, Pennsylvania, which required a cash outlay of approximately $2,500,000. This facility was previously under lease through January 2018. During 2016, cash used in investing activities of $233,000 was solely used for capital expenditures which mainly related to information technology and machinery.

Financing Activities

Omega Flex, Inc. declared regular quarterly dividends in the aggregate amount of $2,220,000 in April, and $2,422,000 each in June, September and December 2018, which were subsequently paid in April 2018, July 2018, October 2018, and January 2019, respectively. Additionally, there was a dividend that was paid in April 2018 by the Company’s foreign subsidiary, which amounted to an outlay of cash of $491,000 to the foreign subsidiary’s noncontrolling interest. Also, the Company declared regular quarterly dividends during June, September and December 2017 in the aggregate amount of $2,220,000 each, which were subsequently paid in July 2017, October 2017, and January 2018, respectively.

Finally, the Company declared a special dividend in December 2016 in the aggregate amount of $8,578,000, which was subsequently paid in January 2017. The variance between the 2018 and 2017 years was therefore $3,243,000. Each of these dividends are outlined in Note 6 of the Consolidated Financial Statements. The Company had no borrowings or payments on its line of credit during 2018 or 2017.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard replaced most existing revenue recognition guidance in US GAAP once it became effective and permitted the use of either a full retrospective or retrospective with cumulative effect transition method. The updated standard became effective for the Company in the first quarter of fiscal year 2018. The Company completed its review of its customer contracts and its analysis of the impact of the disclosure requirements of ASU 2014-09 during 2017. The Company has adopted the revenue guidance effective January 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on the Company’s financial statements, and is not expected to have any material impact on an ongoing basis. Although there is no material impact on the financial statements our accounting policy for revenue recognition has been updated as described previously in Note 1 of the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this ASU, lessees are required to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases. By definition, a short-term lease is one in which: (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under the legacy lease accounting guidance. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company will adopt the lease standard effective January 1, 2019 using the allowable option to apply the transition provisions of the new guidance at its adoption date instead of at the earliest comparative period presented in our financial statements. This will require us to disclose lease information relating to earlier periods using the currently existing guidance.

The new standard provides a number of optional practical expedients throughout the transition. The Company elected the “package of practical expedients,” which permits the Company to not reassess under the new standard the Company’s prior conclusions about lease identification, lease classification, and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify as pursuant to the above definition. This means, for those leases that qualify, the Company will not recognize right-of-use assets or lease liabilities, and this includes not recognizing right-of-use assets or lease liabilities for existing short-term leases of those assets in transition.

The impact of adoption is expected to be an increase to the Company’s operating lease assets and liabilities on January 1, 2019 of approximately $800,000. The guidance will not have a material impact on our consolidated statements of operations and statements of cash flows.

In January 2017, the FASB amended ASC Topic 350, Intangibles – Goodwill and Other (issued under ASU 2017-04, “Simplifying the Test for Goodwill Impairment”). This amendment simplifies the test for goodwill impairment by only requiring an entity to perform an annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount that the carrying amount exceeds the reporting unit’s fair value. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendment requires adoption on January 1, 2020. The Company does not expect that the adoption of ASU 2017-04 will have a material impact on its consolidated financial statements.

Off-Balance Sheet Obligations or Arrangements

None.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligation and Commercial Commitments

The Company’s primary contractual obligations as of December 31, 2018 are summarized in the following table and are more fully explained in Notes to the Consolidated Financial Statements.

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less than 1-year	1 -3 years	4 -5 years	After 5 year

Operating Lease Obligations	$879	$412	$434	$33	$—
Purchase Obligations	29,409	29,409	0	0	0
Other Long-Term Liabilities	84	12	24	24	24
Total Contractual Cash Obligations	$30,372	$29,833	$458	$57	$24

The Company is obligated to make payments related to a deferred compensation plan, as detailed in Note 10, Commitments and Contingencies, to the Company’s financial statements. The timing of all of these payments are currently not known as it is contingent upon the retirement of the applicable employee(s), and therefore are not included in the above table. The total net present value of the amount of deferred compensation which is not expressed in the above table is $390,000 at December 31, 2018, which would be paid over a period of 15 years. Additionally, as explained in Note 11, Stock Based Compensation Plans, the Company is obligated to make payments to plan participants. Due to the uncertain nature of the payments, due to numerous variables, including the potential change in stock price, and employment status of participants and any applicable forfeitures, the amounts are not disclosed in the above table. The liability associated with this Plan as of December 31, 2018 was $1,692,000, of which $599,000 is anticipated to be paid within the next year, and the remainder thereafter.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Omega Flex, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Omega Flex, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Omega Flex, Inc. and its subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 11, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

March 11, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Omega Flex, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Omega Flex, Inc.’s (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated March 11, 2019 expressed an unqualified opinion.

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

/s/ RSM US LLP

Blue Bell, Pennsylvania

March 11, 2019

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

(Dollars in Thousands, except Common Stock par value)

	2018	2017

ASSETS
Current Assets:
Cash and Cash Equivalents	$32,392	$37,938
Accounts Receivable - less allowances of $985 and $920, respectively	16,451	15,636
Investments	14,944	-
Inventories - Net	7,976	8,007
Other Current Assets	1,859	1,895

Total Current Assets	73,622	63,476

Property and Equipment - Net	8,378	6,998
Goodwill-Net	3,526	3,526
Deferred Taxes	3	12
Other Long Term Assets	1,307	3,079

Total Assets	$86,836	$77,091

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,775	$2,598
Accrued Compensation	5,295	4,851
Accrued Commissions and Sales Incentives	4,264	4,284
Dividends Payable	2,422	2,220
Taxes Payable	58	568
Other Liabilities	3,591	3,583

Total Current Liabilities	18,405	18,104

Deferred Taxes	566	209
Long Term Taxes Payable	-	761
Other Long Term Liabilities	1,544	1,948

Total Liabilities	20,515	21,022

Commitments and Contingencies (Note 10)

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 Shares: authorized 20,000,000, issued 10,153,633 and outstanding 10,091,822 at both December 31, 2018 and 2017	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	10,808	10,808
Retained Earnings	56,110	45,457
Accumulated Other Comprehensive Loss	(950)	(908)
Total Omega Flex, Inc. Shareholders’ Equity	66,069	55,458
Noncontrolling Interest	252	611

Total Shareholders’ Equity	66,321	56,069

Total Liabilities and Shareholders’ Equity	$86,836	$77,091

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,

(Amounts in thousands, except earnings per common shares)

	2018	2017	2016

Net Sales	$108,313	$101,799	$94,051

Cost of Goods Sold	42,217	40,033	36,167

Gross Profit	66,096	61,766	57,884

Selling Expense	17,117	16,359	15,694
General and Administrative Expense	17,800	17,897	17,108
Engineering Expense	4,813	3,293	3,185

Operating Profit	26,366	24,217	21,897

Interest Income	488	117	98
Other Expense	(126)	(38)	(474)

Income Before Income Taxes	26,728	24,296	21,521

Income Tax Expense	6,451	8,450	6,975

Net Income	20,277	15,846	14,546

Less: Net Income – Noncontrolling Interest	(138)	(184)	(169)

Net Income attributable to Omega Flex, Inc.	$20,139	$15,662	$14,377

Basic and Diluted Earnings per Common Share	$2.00	$1.55	$1.42

Cash Dividends Declared per Common Share	$0.94	$0.66	$0.85

Basic and Diluted Weighted Average Shares Outstanding	10,092	10,092	10,092

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31,

(Dollars in Thousands)

	2018	2017	2016

Net Income	$20,277	$15,846	$14,546

Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	(48)	822	(1,061)
Other Comprehensive Income (Loss)	(48)	822	(1,061)

Comprehensive Income	20,229	16,668	13,485

Less: Comprehensive Income Attributable to the Noncontrolling Interest	(132)	(229)	(110)

Total Other Comprehensive Income	$20,097	$16,439	$13,375

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands)

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
Balance - December 31, 2015	10,091,822	$102	($1)	$10,808	$30,656	($683)	$272	$41,154

Net Income					14,377		169	14,546
Cumulative Translation Adjustment						(1,002)	(59)	(1,061)

Dividends Declared					(8,578)			(8,578)

Balance - December 31, 2016	10,091,822	$102	($1)	$10,808	$36,455	($1,685)	$382	$46,061

Net Income					15,662		184	15,846
Cumulative Translation Adjustment						777	45	822

Dividends Declared					(6,660)			(6,660)

Balance - December 31, 2017	10,091,822	$102	($1)	$10,808	$45,457	($908)	$611	$56,069

Net Income					20,139		138	20,277
Cumulative Translation Adjustment						(42)	(6)	(48)

Dividends Declared					(9,486)		(491)	(9,977)

Balance - December 31, 2018	10,091,822	$102	($1)	$10,808	$56,110	($950)	$252	$66,321

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

(Dollars in Thousands)

	2018	2017	2016

Cash Flows from Operating Activities:
Net Income	$20,277	$15,846	$14,546
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Non-Cash Compensation Expense	118	1,042	996
Depreciation and Amortization	543	502	459
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	57	6	45
Deferred Taxes	366	72	(139)
Provision for Inventory Reserves	(105)	171	130
Changes in Assets and Liabilities:
Accounts Receivable	(979)	(463)	1,217
Inventories	61	(699)	585
Other Assets	1,804	(40)	(1,987)
Accounts Payable	205	251	(108)
Accrued Compensation	468	490	(272)
Accrued Commissions and Sales Incentives	(11)	574	(614)
Other Liabilities	(1,746)	296	(100)
Net Cash Provided by Operating Activities	21,058	18,048	14,758

Cash Flows from Investing Activities:
Purchase of Investments	(35,099)	-	-
Net Proceeds from Sale of Investments	20,155	-	-
Capital Expenditures	(1,924)	(3,093)	(233)

Net Cash Used In Investing Activities	(16,868)	(3,093)	(233)

Cash Flows from Financing Activities:
Dividends Paid	(9,775)	(13,018)	(8,578)

Net Cash Used In Financing Activities	(9,775)	(13,018)	(8,578)

Net (Decrease) Increase in Cash and Cash Equivalents	(5,585)	1,937	5,947

Translation effect on cash	39	683	(781)
Cash and Cash Equivalents - Beginning of Year	37,938	35,318	30,152

Cash and Cash Equivalents - End of Year	$32,392	$37,938	$35,318

Supplemental Disclosure of Cash Flow Information
Cash paid for Income Taxes	$7,310	$7,608	$7,060

Declared Dividend	$2,422	$2,220	$8,578

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND CONSOLIDATION

Description of Business

The accompanying consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). The Company’s audited consolidated financial statements for the years ended December 31, 2018, 2017 and 2016 have been prepared in accordance with accounting standards set by the Financial Accounting Standards Board (FASB), and with the instructions of Form 10-K and Article 8 of Regulation S-X. All material inter-company accounts and transactions have been eliminated in consolidation.

The Company is a leading manufacturer of flexible metal hose, which is used in a variety of applications to carry gases and liquids within their particular applications. The Company’s business is controlled as a single operating segment that consists of the manufacture and sale of flexible metal hose and accessories. These applications include carrying liquefied gases in certain processing applications, fuel gases within residential and commercial buildings, medical gases in health care facilities, and vibration absorbers in high vibration applications. The Company’s flexible metal piping is also used to carry other types of gases and fluids in a number of industrial applications where the customer requires the piping to have both a degree of flexibility and/or an ability to carry corrosive compounds or mixtures, or to carry at both very high and very low (cryogenic) temperatures.

The Company manufactures flexible metal hose at its facilities in Exton, Pennsylvania, in the United States, and in Banbury, Oxfordshire in the United Kingdom, and sells its products through distributors, wholesalers and to original equipment manufacturers (“OEMs”) throughout North America, and in certain European markets.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition, accounts receivable allowances, investment valuations, inventory valuations, goodwill valuation, product liability costs, phantom stock and accounting for income taxes. Actual amounts could differ significantly from these estimates.

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

Based upon the above, the Company has concluded that transfer of control substantively transfers to the customer upon shipment.

Other considerations of Topic 606 include the following:

●	Contract Costs - costs to obtain a contract (e.g. customer purchase order) include sales commissions. Under Topic 606, these costs may be expensed as incurred for contracts with a duration of one year or less. The majority of the Company’s customer purchase orders are fulfilled (e.g. goods are shipped) within two days of receipt.

●	Warranties - the Company does not offer customers to purchase a warranty separately. Therefore there is not a separate performance obligation. The Company does account for warranties as a cost accrual and the warranties do not include any additional distinct services other than the assurance that the goods comply with agreed-upon specifications. There is no impact of warranties under Topic 606 upon the financial reporting of the Company.

●	Returned Goods - from time to time, the Company provides authorization to customers to return goods. If deemed to be material, the Company would record a “right of return” asset for the cost of the returned goods which would reduce cost of sales. Upon adoption of Topic 606, the Company will monitor pending authorized returns of goods and, if deemed appropriate, record the right of return asset accordingly.

●	Volume Rebates (Promotional Incentives) - volume rebates are variable (dependent upon the volume of goods purchased by our eligible customers) and, under Topic 606, must be estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g. upon shipment of goods). Also under Topic 606, to ensure that revenue recognized would not be probable of a significant reversal, the four following factors are considered:

●	The amount of consideration is highly susceptible to factors outside the Company’s influence.
●	The uncertainty about the amount of consideration is not expected to be resolved for a long period of time.
●	The Company’s experience with similar types of contracts is limited.
●	The contract has a large number and broad range of possible consideration amounts.

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

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on any known collection issues, historical experience, and other currently available evidence. The reserve for future credits, discounts, and doubtful accounts was $985,000 and $920,000 as of December 31, 2018 and 2017, respectively. In regards to identifying uncollectible accounts, the Company reviews an aging report on a consistent basis to determine past due accounts, and utilizes a well-established credit rating agency. The Company charges off those accounts that are deemed uncollectible once all collection efforts have been exhausted.

Investments

The Company invests excess funds in liquid interest earning instruments including US Treasury bills and bank time deposits. These investments are stated at fair value, which approximates amortized cost, and are classified as available-for-sale in accordance with Accounting Standards Codification 320, Investments – Debt and Equity Securities (or “ASC 320”). Investments were $14,944,000 and $0 as of December 31, 2018 and 2017, respectively. Maturities, from the date of purchase, were six months or less.

Inventories

Inventories are valued at the lower of cost or net realizable value. The cost of inventories is determined by the first-in, first-out (FIFO) method. The Company generally considers inventory quantities beyond two years of non-usage, measured on a historical usage basis, to be excess inventory and reduces the carrying value of inventory accordingly.

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

Goodwill

In accordance with Financial Accounting Standards Board (FASB) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2018 and also at December 31, 2017. These analyses did not indicate any impairment of goodwill at the end of either period.

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

Advertising Expense

Advertising costs are charged to operations as incurred and are included in selling expenses in the accompanying consolidated Statement of Operations. Such charges aggregated $1,037,000, $1,075,000 and $1,047,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

Research and Development Expense

Research and development expenses are charged to operations as incurred. Such charges totaled $1,531,000, $923,000 and $788,000 for the years ended December 31, 2018, 2017 and 2016, respectively and are included in engineering expense in the accompanying consolidated statements of operations.

Shipping Costs

Shipping costs are included in selling expense on the consolidated statements of operations. The expense relating to shipping was $2,973,000, $2,562,000 and $2,339,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The Company reflected the effects of the Tax Cuts and Jobs Act (the “Act”), in its 2017 financial statements. This included the effects of the change in the US corporate tax rate from 35% to 21% on deferred tax assets and liabilities, and a provision related to previously deferred taxes on earnings of the Company’s foreign subsidiary. The Company’s tax expense for the period ended December 31, 2018 includes the effect of the reduction in the US corporate tax rate from 35% to 21%, effective for the Company’s 2018 tax year. The Company’s tax provision also reflects other changes as a result of the Act, including the impact of the Global Intangible Low Taxed Income (“GILTI”) provisions, and changes affecting the deductibility of certain executive compensation.

Other Comprehensive Income

For the years ended December 31, 2018, 2017 and 2016, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentrations

One customer represented 13% to 15% of sales during the period from 2016 to 2018, and that same customer accounted for approximately 19% to 22% of the Accounts Receivable balance over the last three years. No other customer represented more that 10% of Accounts Receivable or Sales. Geographically, North America accounted for approximately 90% of the Company’s sales during the last three years. The remaining portion of sales for each respective year was scattered among other countries, with the United Kingdom being the Company’s most dominant market outside North America.

Subsequent Events

The Company evaluates all events or transactions through the date of the related filing that may have a material impact on its consolidated financial statements. Refer to Note 13 of the consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard replaced most existing revenue recognition guidance in U.S. GAAP when it became effective and permitted the use of either a full retrospective or retrospective with cumulative effect transition method. The updated standard became effective for the Company in the first quarter of fiscal year 2018. The Company has completed its review of its customer contracts and its analysis of the impact of the disclosure requirements of ASU 2014-09. The Company adopted the revenue guidance effective January 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on our financial statements on an on-going basis.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this ASU, lessees are required to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases. By definition, a short-term lease is one in which: (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under the legacy lease accounting guidance. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company will adopt the lease standard effective January 1, 2019 using the allowable option to apply the transition provisions of the new guidance at its adoption date instead of at the earliest comparative period presented in our financial statements. This will require us to disclose lease information relating to earlier periods using the currently existing guidance.

The new standard provides a number of optional practical expedients throughout the transition. The Company elected the “package of practical expedients,” which permits the Company to not reassess under the new standard the Company’s prior conclusions about lease identification, lease classification, and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify as pursuant to the above definition. This means, for those leases that qualify, the Company will not recognize right-of-use assets or lease liabilities, and this includes not recognizing right-of-use assets or lease liabilities for existing short-term leases of those assets in transition.

The impact of adoption is expected to be an increase to the Company’s operating lease assets and liabilities on January 1, 2019 of approximately $800,000. The guidance will not have a material impact on our consolidated statements of operations and statements of cash flows.

In January 2017, the FASB amended ASC Topic 350, Intangibles – Goodwill and Other (issued under ASU 2017-04, “Simplifying the Test for Goodwill Impairment”). This amendment simplifies the test for goodwill impairment by only requiring an entity to perform an annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount that the carrying amount exceeds the reporting unit’s fair value. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendment requires adoption on January 1, 2020. The Company does not expect that the adoption of ASU 2017-04 will have a material impact on its consolidated financial statements.

3. INVENTORIES

Inventories, net of reserves of $363,000 and $479,000, respectively, consisted of the following at December 31:

	2018	2017
	(in thousands)

Finished Goods	$4,756	$5,461
Raw Materials	3,220	2,546

Total Inventories - Net	$7,976	$8,007

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2018	2017	Depreciation and Amortization Est. Useful Lives
	(in thousands)

Land	$1,205	$1,205
Buildings	6,452	6,293	39 Years
Leasehold Improvements	403	411	3-10 Years (Lesser of Life or Lease)
Equipment	11,960	10,242	3-10 Years
	20,020	18,151
Accumulated Depreciation	(11,642)	(11,153)
Property and Equipment - Net	$8,378	$6,698

The above amounts include capital related items of $511,000 and $0 as of December 31, 2018 and 2017 respectively that had not yet been placed in service by the Company, and therefore no depreciation was recorded in the related periods for those assets. Depreciation and amortization expense was approximately $543,000, $502,000 and $459,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

5. LINE OF CREDIT

On December 1, 2017, the Company agreed to a new Amended and Restated Revolving Line of Credit Note and Third Amendment to the Loan Agreement with Santander Bank, N.A. (the “Bank”). The Company established a line of credit facility in the maximum amount of $15,000,000, maturing on December 1, 2022, with funds available for working capital purposes and other cash needs. The loan is unsecured. The loan agreement provides for the payment of any borrowings under the agreement at an interest rate range of either LIBOR plus 0.75% to plus 1.75% (for borrowings with a fixed term of 30, 60, or 90 days), or, Prime Rate up to Prime Rate plus 0.50% (for borrowings with no fixed term other than the December 1, 2022 maturity date), depending upon the Company’s then existing financial ratios. Currently, the Company’s ratio would allow for the most favorable rate under the agreement’s range, which would be a rate of 3.5%. The Company is also required to pay on a quarterly basis an unused facility fee of 10 basis points of the average unused balance of the note. The Company may terminate the line at any time during the five year term, as long as there are no amounts outstanding. Prior to this, the Company had been operating in adherence an agreement dated December 29, 2014, as discussed in detail in the December 31, 2017 Form 10-K.

As of December 31, 2018 and 2017, the Company had no outstanding borrowings on its line of credit, and was in compliance with all debt covenants.

6. SHAREHOLDERS’ EQUITY

As of December 31, 2018 and 2017, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share. At these dates, the number of shares issued was 10,153,633, and the total number of outstanding shares was 10,091,822, with the 61,811 variance representing shares held in Treasury.

During 2018, the Board of Directors (the “Board”) announced regular quarterly dividends per share of $0.22 in April, and $0.24 in June, September and again in December, to all shareholders of record. The respective 2018 dividend payments were $2,220,000 in April, and $2,422,000 in July and October 2018, and January 2019. Additionally, there was a dividend that was paid in April by the Company’s foreign subsidiary, which amounted to an outlay of cash of $491,000 to the foreign subsidiary’s noncontrolling interest.

Also during 2018, the Board approved and granted a total of 2,000 restricted stock unit awards (the “Awards”) to be allocated to the existing non-employee directors of the Company. The Awards must be approved by the shareholders’ of the Company at the annual meeting scheduled for June 11, 2019, or the Awards will be forfeited. A Form S-8 registration statement, and the restricted stock unit award agreements, were filed with the SEC on December 13, 2018. No compensation cost has been recognized through December 31, 2018.

During 2017, the Board revised its dividend policy to allow for and establish a record of paying regular quarterly dividends. In furtherance of this policy, during 2017 the Company announced in June, September, and December that the Board had approved a quarterly dividend in the amount of $0.22 per share to all shareholders of record, amounting to the respective dividend payments of $2,220,000 in July, October and January 2018.

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

7. INCOME TAXES

New Tax Legislation

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”). This legislation makes significant changes in U.S. tax law including a reduction in the corporate tax rate to 21% starting in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. The Act reduced the U.S. corporate tax rate from the previous rate of 35% to 21% for tax years beginning after December 31, 2017. The Company reported tax on unremitted foreign earnings in the amount of $822,000 in its 2017 U.S. corporate income tax return. The rate of tax paid, after foreign tax credits, is 8% of the foreign earnings. Although the Company experienced higher earnings in 2018, income taxes have decreased which reflects the impact of the lower 21% tax rate in effect for 2018, and thereafter. The Act repealed the manufacturing deduction for 2018 but added a foreign derived intangible income deduction (FDII Deduction). The Act also taxes global intangible low taxes income (GILTI), but there is no net impact on the 2018 taxes after foreign tax credits. As of December 31, 2018, the Company is indefinitely invested in amounts in the foreign subsidiary in excess of the amounts that have been previously taxed.

Income tax expense consisted of the following:

	December 31,
	2018	2017	2016
	(in thousands)
Federal Income Tax:
Current	$4,618	$6,848	$5,788
Deferred	306	48	(311)

State Income Tax:
Current	885	667	652
Deferred	50	16	(23)

Foreign Income Tax:
Current	575	863	791
Deferred	17	8	78
Income Tax Expense	$6,451	$8,450	$6,975

Pre-tax income included foreign income of $3,123,000, $4,528,000 and $3,944,000 in 2018, 2017 and 2016, respectively. During 2017, the Company was deemed to have paid a dividend out of its U.K. subsidiary of all of its unremitted earnings, resulting in incremental U.S. taxes of $822,000.

Total income tax expense differed from statutory income tax expense, computed by applying the U.S. federal income tax rate of 21% (2018) and 35% (2017 and 2016) to earnings before income tax, as follows:

	December 31,
	2018	2017	2016
	(in thousands)
Computed Statutory Income Tax Expense	$5,584	$8,440	$7,475
State Income Tax, Net of Federal Tax Benefit	760	447	386
Foreign Tax Rate Differential	(63)	(713)	(592)
Impact of Deemed Repatriation due to Tax Reform	—	827	—
Manufacturing Deduction	—	(401)	(385)
Impact of Federal Tax Rate Reduction on Deferred Taxes	—	(118)	—

Executive Compensation Limitation	440	—	—
Foreign Derived Intangible Income Deduction	(100)	—	—
Research Credit	(143)	(47)	(33)
Increase/(Reduction) in Tax Uncertainties	—	—	(70)
Valuation Allowance for Foreign Loss Carryover	—	—	70
Other - Net	(27)	15	124
Income Tax Expense	$6,451	$8,450	$6,975

A deferred income tax (expense) benefit results from temporary timing differences in the recognition of income and expense for income tax and financial reporting purposes. The components of and changes in the net deferred tax assets (liabilities) which give rise to this deferred income tax (expense) benefit for the years ended December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017
	(in thousands)
Deferred Tax Assets:
Compensation Assets	$103	$98
Inventory Valuation	164	195
Accounts Receivable Valuation	232	215
Deferred Litigation Costs	12	24
Foreign Net Operating Losses	70	70
Valuation Allowance for Loss Carryover	(70)	(70)
Other	71	78
Compensation Liabilities	510	648
Total Deferred Assets	$1,092	$1,258

Deferred Tax Liabilities:
Prepaid Expenses	(409)	(417)
Depreciation and Amortization	(1,246)	(1,038)
Total Deferred Liabilities	($1,655)	($1,455)

Total Deferred Tax Liability	($563)	($197)

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

The Company is currently subject to audit by the Internal Revenue Service for the calendar years ended 2015 through 2017. The Company and its Subsidiaries’ state income tax returns are subject to audit for the calendar years ended 2014 through 2017.

As of December 31, 2018, the Company had no liability for unrecognized tax benefits related to various federal and state income tax matters.

8. LEASES

In the United States, the Company owns its main operating facility located at 451 Creamery Way in Exton, PA, and in early 2017 consummated an agreement to purchase another facility at 427 Creamery Way in Exton, which was previously under lease through January 2018. Both facilities provide manufacturing, warehousing and distribution space. The Company also leases a warehousing and distribution center in Houston, Texas, which currently provides manufacturing, stocking and sales operations. The Houston lease runs through October 2019. Additionally, the Company leases its corporate office space in Middletown, CT, with the lease term expiring in 2022.

In the United Kingdom, the Company leases a facility in Banbury, England, which serves sales, warehousing and operational functions. The lease in Banbury was effective April 1, 2006 and has a 15-year term ending in March 2021.

In addition to property rentals, the Company also leases several automobiles and a small amount of equipment, which are included in the rent expense and in the operating lease details below.

Rent expense for operating leases was approximately $377,000, $393,000 and $486,000 for the years ended December 31, 2018, 2017 and 2016, respectively. The decrease in rent expense between 2017 and 2016 largely relates to the purchase of the facility at 427 Creamery Way during February 2017, which was previously rented.

Future minimum lease payments under non-cancelable leases as of December 31, 2018 is as follows:

Year Ending December 31,	Operating Leases
(in thousands)

2019	$412
2020	319
2021	115
2022	33
2023	—
Thereafter	—

Total Minimum Lease Payments	$879

9. EMPLOYEE BENEFIT PLANS

Defined Contribution and 401(K) Plans

The Company maintains a qualified non-contributory profit-sharing plan (the “Plan”) covering all eligible employees. There were $361,000, $338,000 and $323,000 of contributions accrued for the Plan in 2018, 2017 and 2016 respectively, which were charged to expense in those respective years.

Contributions to the Plan are defined as three percent (3%) of gross wages up to the current Old Age, Survivors, and Disability (OASDI) limit and six percent (6%) of the excess over the OASDI limit, subject to the maximum allowed under the Employee Retirement Income Security Act (ERISA). Participants vest over six years.

The Company also maintains a savings and retirement plan qualified under Internal Revenue Code Section 401(k) for all employees. Employees are eligible to participate in the Plan the first day of the month following date of hire. Participants may elect to have up to fifty percent (50%) of their compensation withheld, up to the maximum allowed by the Internal Revenue Code. After completing one year of service, the Company contributed an additional amount equal to 50% of all employee contributions, up to a maximum of 6% of an employee’s gross wages. Contributions are funded on a current basis. Contributions to the Plan charged to expense for the years ended December 31, 2018, 2017 and 2016 were $256,000, $227,000 and $196,000, respectively. The participant’s Company contribution vests ratably over six years.

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

The Company has salary continuation agreements with one current employee, and one former employee who retired at the end of 2010. These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement. The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments associated with these agreements is $462,000 at December 31, 2018, of which $450,000 is included in Other Long Term Liabilities, and the remaining current portion of $12,000 is included in Other Liabilities, associated with the retired employee previously noted who is now receiving benefit payments. The December 31, 2017 liability of $496,000 had $484,000 reported in Other Long Term Liabilities, and a current portion of $12,000 in Other Liabilities.

The Company has obtained and is the beneficiary of three life insurance policies with respect to the two employees discussed above, and one other employee policy. The cash surrender value of such policies (included in Other Long Term Assets) amounts to $1,296,000 at December 31, 2018 and $1,281,000 at December 31, 2017.

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

In 2010, the Company took its first Claim to trial in Pennsylvania, and the jury returned a verdict that the Company was not negligent in designing and selling the TracPipe® product, but also returned a verdict for plaintiff on strict liability. The Company appealed that portion of the verdict, and in December 2014, the Supreme Court of Pennsylvania ruled in favor of the Company, and returned the case to the trial court for further hearings. The cash bond of $1,600,000, which was previously included in Other Long Term Assets and posted as security for a subsequent appeal, was returned to the Company in May 2018. This case was finally settled and closed on August 7, 2018.

In March 2017, a putative class action case was re-filed against the Company and other parties in Missouri state court after the predecessor case was dismissed without prejudice by the federal court. The Company successfully removed the case to federal court and is currently vigorously defending the case.

The Company has in place commercial general liability insurance policies that cover most Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $1,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $1,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims as of December 31, 2018 is estimated to not exceed approximately $1,700,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered, and outstanding or anticipated settlements for Claims. The liabilities recorded on the Company’s books at December 31, 2018 and December 31, 2017 were $150,000 and $175,000, respectively, and are included in Other Liabilities.

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

The Units are granted to participants upon the recommendation of the Company’s CEO, and the approval of the Compensation Committee. Each of the Units that are granted to a participant will be initially valued by the Compensation Committee, at an amount equal to the closing price of the Company’s common stock on the grant date, but are recorded at fair value using the Black-Scholes method as described below. The Units follow a vesting schedule, with a maximum vesting of three years after the grant date. Upon vesting, the Units represent a contractual right of payment for the value of the Unit. The Units will be paid on their maturity date, one year after all of the Units granted in a particular award have fully vested, unless an acceptable event occurs under the terms of the Plan prior to one year, which would allow for earlier payment. The amount to be paid to the participant on the maturity date is dependent on the type of Unit granted to the participant.

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

Grants of Phantom Stock Units. As of December 31, 2017, the Company had 21,296 unvested units outstanding, all of which were granted at Full Value. On February 12, 2018 and August 27, 2018, the Company granted an additional 6,450 and 950 Full Value Units, respectively, with a fair value of $53.04 and $85.43 per unit on grant date, again respectively, using historical volatility. In February 2018, the Company paid $664,000 for the 10,460 fully vested and matured units that were granted during 2014, including their respective earned dividend values. As of December 31, 2018, the Company had 17,805 unvested units outstanding.

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

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense as of December 31, 2018.

The total Phantom Stock related liability as of December 31, 2018 was $1,692,000 of which $599,000 is included in Other Liabilities, as it is expected to be paid in March 2019, and the balance of $1,093,000 is included in Other Long Term Liabilities. At December 31, 2017, there was a Phantom Stock liability of $2,238,000, of which $776,000 was classified in Other Liabilities, and $1,462,000 in Other Long Term Liabilities.

In accordance with FASB ASC Topic 718, Stock Compensation, the Company recorded compensation expense of approximately $118,000, $1,042,000 and $996,000 related to the Phantom Stock Plan for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table summarizes information about the Company’s nonvested phantom stock Units at December 31, 2018:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2017	21,296	$34.74
Granted	7,400	$57.20
Vested	(10,891)	$33.74
Forfeited	—	—
Canceled	—	—
Nonvested at December 31, 2018	17,805	$46.08
Phantom Stock Unit Awards Expected to Vest	17,805	$46.08

The total unrecognized compensation costs calculated at December 31, 2018 are $521,000 which will be recognized through August of 2021. The Company will recognize the related expense over the weighted average period of 1.0 years.

12. RELATED PARTY TRANSACTIONS

From time to time the Company may have related party transactions (“RPTs”). In short, RPTs represent any transaction between the Company and any Company employee, director or officer, or any related entity, or relative, etc. The Company performs a review of transactions each year to determine if any RPTs exist. Through this investigation, the Company is currently not aware of any RPTs between the Company and any of its current directors or officers outside the scope of their normal business functions or expected contractual duties. The Company does on occasion share a small amount of services with its former parent Mestek, Inc., mostly related to board meeting expenses. Additionally, the Company is aware of transactions between a few service providers which employ individuals indirectly associated to Omega Flex employees, but these have been determined to be independent transactions with no indication that they are influenced by the related relationships. The Company currently also has note agreement assets with related parties amounting to approximately $5,000 and $147,000 at December 31, 2018 and December 31, 2017, respectively, which are contractually secured by the Company. In April 2018, a majority of the amounts due from related parties was collected.

13. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred through the date of this filing. During this period, the Company did not have any material subsequent events that impacted its consolidated financial statements.

14. QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below sets forth selected quarterly information for each quarter of 2018 and 2017.

	For the Year-Ended December 31, 2018
	First	Second	Third	Fourth	Year
	(dollars in thousands except per share data)

Net Sales	$25,397	$26,847	$27,199	$28,870	$108,313

Gross Profit	$15,033	$16,214	$16,547	$18,302	$66,096

Net Income attributable to Omega Flex, Inc.	$4,163	$4,776	$5,176	$6,024	$20,139

Basic and Diluted Earnings per common share	$0.41	$0.47	$0.51	$0.60	$2.00

	For the Year-Ended December 31, 2017
	First	Second	Third	Fourth	Year
	(dollars in thousands except per share data)

Net Sales	$25,607	$23,805	$24,923	$27,464	$101,799

Gross Profit	$15,336	$14,142	$15,207	$17,081	$61,766

Net Income attributable to Omega Flex, Inc.	$4,138	$3,034	$4,014	$4,476	$15,662

Basic and Diluted Earnings per common share	$0.41	$0.30	$0.40	$0.44	$1.55

Item 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

Item 9A – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as amended, as of December 31, 2018, the end of the period covered by this report on Form 10-K. Based on this evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective as of December 31, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) in Internal Control-Integrated Framework (2013).

Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018 based on criteria in the Internal Control-Integrated Framework (2013) issued by COSO.

The Company’s independent registered public accounting firm, RSM US LLP, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. RSM US LLP’s report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 is included herein on page 34.

(d) Changes in Internal Control over Financial Reporting.

There were no changes on our internal control over financial reporting during the most recent quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B – OTHER INFORMATION

None.

PART III

With respect to items 10 through 14, the Company will file with the Securities and Exchange Commission, within 120 days after December 31, 2018, a definitive proxy statement relating to the Company’s annual meeting of shareholders to be held June 11, 2019 (the “2019 Proxy Statement”).

Item 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors of the Company will be set forth in the 2019 Proxy Statement, under the caption “Current Directors and Nominees for Election – Background Information”, and to the extent required and except as set forth therein, is incorporated herein by reference.

Information regarding executive officers of the Company will be set forth under the caption “Executive Officers” in the 2019 Proxy Statement, and to the extent required and except as set forth therein, incorporated herein by reference.

Information regarding the Company’s Audit Committee and its “Audit Committee Financial Expert” will be set forth in the 2019 Proxy Statement, under the caption “Board Committees”, and incorporated herein by reference. Information concerning section 16(a) Beneficial Ownership Reporting Compliance will be set forth in the Company’s proxy statement also, under the Caption “Compliance with Section 16(a) of the Securities Exchange Act” incorporated herein by reference.

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

Item 11 - EXECUTIVE COMPENSATION

Information required by Item 11 will be set forth in the 2019 Proxy Statement, under the caption “Executive Compensation” and to the extent required and except as set forth therein, is incorporated herein by reference.

The report of the Compensation Committee of the Board of Directors of the Company shall not be deemed incorporated by reference by any general statement incorporating by reference the proxy statement into any filing under the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under such Act.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Item 12 will be set forth in the 2019 Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners and Management”, and to the extent required and except as set forth therein, is incorporated herein by reference.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 will be set forth in the 2019 Proxy Statement, under the caption “Certain Relationships and Related Party Transactions” and to the extent required and except as set forth therein, is incorporated herein by reference.

Item 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 will be set forth in the 2019 Proxy Statement, under the caption “Principal Accounting Fees and Services”, and to the extent required, and except as set forth therein, is incorporated herein by reference.

PART IV

Item 15 – EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

1.	Exhibits. See Index to Exhibits on pages 58 through 61.

2.	Consolidated Financial Statements. See Index to Consolidated Financial Statements on page 32.

EXHIBIT INDEX

Those documents followed by a parenthetical notation are incorporated herein by reference to previous filings with the Securities and Exchange Commission, under Commission File No. 000-51372, as set forth below.

Exhibit No.	Description	Reference Key

3.1	Articles of Incorporation of Omega Flex, Inc., as amended	(A)

3.2	Amended and Restated By-laws of Omega Flex, Inc.	(A)

10.1	Indemnity and Insurance Matters Agreement dated July 29, 2005 between Omega Flex, Inc. and Mestek, Inc.	(A)

10.2	Form of Indemnification Agreements entered into between Omega Flex, Inc. and its Directors and Officers and the Directors of its wholly-owned subsidiaries.	(A)

10.3	Schedule of Directors/Officers with Indemnification Agreement	(A)

10.4	*	Employment Agreement dated December 15, 2008 between Omega Flex, Inc. and Kevin R. Hoben	(C)

10.5	*	Amendment No. 1 to the Employment Agreement dated January 1, 2014 between Omega Flex, Inc. and Kevin R. Hoben	(G)

10.6	*	Employment Agreement dated December 15, 2008 between Omega Flex, Inc. and Mark F. Albino	(C)

10.7	*	Amendment No. 1 to the Employment Agreement dated January 1, 2014 between Omega Flex, Inc. and Mark F. Albino	(G)

10.8		Amended and Restated Committed Revolving Line of Credit Note dated December 1, 2017 by Omega Flex, Inc. to Santander Bank, N.A. in the principal amount of $15,000,000.	(I)

10.9		Loan and Security Agreement dated December 17, 2009 between Omega Flex, Inc. and Sovereign Bank, N.A.	(E)

10.10		First Amendment dated December 30, 2010 to the Loan and Security Agreement between Omega Flex, Inc. and Sovereign Bank, N.A.	(F)

10.11		Second Amendment dated December 29, 2014 to the Loan and Security Agreement between Omega Flex, Inc. and Santander Bank, N.A., (as successor in interest to Sovereign Bank, N.A.)	(H)

10.12		Third Amendment dated December 1, 2017 to the Loan and Security Agreement between Omega Flex, Inc. and Santander Bank, N.A., (as successor in interest to Sovereign Bank, N.A.)	(I)

10.13	*	Executive Salary Continuation Agreement	(B)

10.14	*	Phantom Stock Plan dated December 11, 2006.	(D)

10.15	*	First Amendment to the Omega Flex, Inc. 2006 Phantom Stock Plan	(E)

10.16	*	Form of Phantom Stock Agreement entered into between Omega Flex, Inc. and its directors, officers and employees, except as set forth in the attached schedule.	(D)

10.17	*	Schedule of Phantom Stock Agreements between Omega Flex, Inc. and its directors and executive officers as of December 31, 2018.	**

10.18	*	Form of Non-Employee Director Restricted Stock Unit Award Agreement entered into between Omega Flex, Inc. and certain non-employee directors, as set forth in the attached schedule.	(J)

10.19	*	Schedule of Non-Employee Director Restricted Stock Unit Award Agreements between Omega Flex, Inc. and certain non-employee directors as of December 31, 2018.	(J)

21.1		List of Subsidiaries	**

23.1		Consent of RSM US LLP	**

31.1		Certification of Chief Executive Officer of Omega Flex, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended	**

31.2		Certification of Chief Financial Officer of Omega Flex, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended	**

32.1		Certification of Chief Executive Officer and Chief Financial Officer of Omega Flex, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	***

101.1NS		XBRL Instance Document	(K)
101.SCH		XBRL Taxonomy Extension Schema Document	(K)
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	(K)
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document	(K)
101.LAB		XBRL Taxonomy Extension Label Linkbase Document	(K)
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document	(K)

Reference Key

(A)	Filed as an Exhibit to the Registration Statement on Form 10-12G filed on June 22, 2005.

(B)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 31, 2006.

(C)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 18, 2009.

(D)	Filed as an Exhibit to the Annual Report on Form 10-K filed April 2, 2007.

(E)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 17, 2010.

(F)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 10, 2011.

(G)	Filed as an Exhibit to the Current Report on Form 8-K/A filed July 24, 2014.

(H)	Filed as an Exhibit to the Current Report on Form 8-K filed December 29, 2014.

(I)	Filed as an Exhibit to the Current Report on Form 8-K filed December 5, 2017.

(J)	Filed as an Exhibit to the Registration Statement on Form S-8 filed December 12, 2018.

(K)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language) as of and for the year ended December 31, 2018: (i) the Consolidated Statement of Operations, (ii) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Shareholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

*	Management contract, compensatory plan or arrangement
**	Filed herewith
***	Furnished herewith

Item 16 – Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA FLEX, INC.

Date: March 11, 2019	By:	/S/ Kevin R. Hoben
Kevin R. Hoben, Chairman and
Chief Executive Officer (Principal Executive Officer)

Date: March 11, 2019	By:	/S/ Paul J. Kane
Paul J. Kane, Vice President Finance,
Chief Financial Officer (Principal Financial Officer)

Date: March 11, 2019	By:	/S/ Matthew F. Unger
Matthew F. Unger
Financial Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 11, 2019	By:	/S/ Mark F. Albino
Mark F. Albino, Director

Date: March 11, 2019	By:	/S/ David K. Evans
David K. Evans, Director

Date: March 11, 2019	By:	/S/ J. Nicholas Filler
J. Nicholas Filler, Director

Date: March 11, 2019	By:	/S/ Derek W. Glanvill
Derek W. Glanvill, Director

Date: March 11, 2019	By:	/S/ Kevin R. Hoben
Kevin R. Hoben, Director

Date: March 11, 2019	By:	/S/ Bruce C. Klink
Bruce C. Klink, Director

Date: March 11, 2019	By:	/S/ Stewart B. Reed
Stewart B. Reed, Director