Form 10-Q
period 2019-03-31
Omega Flex, Inc.
filed 2019-05-06
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

The number of shares of the registrant’s common stock outstanding as of March 31, 2019 was 10,091,822.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2019

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$20,951	$32,392
Accounts Receivable - less allowances of $975 and $985, respectively	17,006	16,451
Investments	22,760	14,944
Inventories-Net	8,839	7,976
Other Current Assets	1,446	1,859

Total Current Assets	71,002	73,622

Right-Of-Use Assets	666	—
Property and Equipment - Net	8,530	8,378
Goodwill - Net	3,526	3,526
Deferred Taxes	3	3
Other Long Term Assets	1,360	1,307

Total Assets	$85,087	$86,836

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,024	$2,775
Accrued Compensation	1,296	5,295
Accrued Commissions and Sales Incentives	2,974	4,246
Dividends Payable	—	2,422
Taxes Payable	686	58
Lease Liability	322	—
Other Liabilities	4,134	3,591

Total Current Liabilities	11,436	18,405

Lease Liability	364	—
Deferred Taxes	421	566
Long Term Taxes Payable	690	—
Other Long Term Liabilities	1,336	1,544

Total Liabilities	14,247	20,515

Commitments and Contingencies (Note 5)

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 share: authorized 20,000,000 shares:
10,153,633 shares issued and 10,091,822 outstanding at both March 31, 2019 and December 31, 2018	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	10,808	10,808
Retained Earnings	60,492	56,110
Accumulated Other Comprehensive Loss	(868)	(950)
Total Omega Flex, Inc. Shareholders’ Equity	70,533	66,069
Noncontrolling Interest	307	252

Total Shareholders’ Equity	70,840	66,321

Total Liabilities and Shareholders’ Equity	$85,087	$86,836

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands except Earnings per Common Share)

	For the three-months ended
	March 31,
	2019	2018
	(unaudited)
Net Sales	$26,788	$25,397

Cost of Goods Sold	9,842	10,364

Gross Profit	16,946	15,033

Selling Expense	4,510	4,414
General and Administrative Expense	5,504	4,089
Engineering Expense	1,341	1,030

Operating Profit	5,591	5,500

Interest Income	220	51
Other Income	38	36

Income Before Income Taxes	5,849	5,587

Income Tax Expense	1,418	1,384

Net Income	4,431	4,203
Less: Net Income attributable to the Noncontrolling Interest, Net of Tax	(49)	(40)

Net Income attributable to Omega Flex, Inc.	$4,382	$4,163

Basic and Diluted Earnings per Common Share	$0.43	$0.41

Basic and Diluted Weighted-Average Shares Outstanding	10,092	10,092

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

	For the three-months ended
	March 31,
	2019	2018
	(unaudited)
Net Income	$4,431	$4,203

Other Comprehensive Income:
Foreign Currency Translation Adjustment	88	430
Other Comprehensive Income	88	430

Comprehensive Income	4,519	4,633

Less: Comprehensive Income Attributable to the Noncontrolling Interest	(55)	(63)

Total Other Comprehensive Income	$4,464	$4,570

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in Thousands)

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
January 1, 2019	10,091,822	$102	$(1)	$10,808	$56,110	$(950)	$252	$66,321

Net Income					4,382		49	4,431
Cumulative Translation Adjustment						82	6	88

March 31, 2019	10,091,822	$102	$(1)	$10,808	$60,492	$(868)	$307	$70,840

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
January 1, 2018	10,091,822	$102	$(1)	$10,808	$45,457	$(908)	$611	$56,069

Net Income					4,163		40	4,203
Cumulative Translation Adjustment						407	23	430

March 31, 2018	10,091,822	$102	$(1)	$10,808	$49,620	$(501)	$674	$60,702

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	For the three-months ended
	March 31,
	2019	2018
	(unaudited)
Cash Flows from Operating Activities:
Net Income	$4,431	$4,203
Adjustments to Reconcile Net Income to
Net Cash Used In Operating Activities:
Non-Cash Compensation	746	(63)
Depreciation and Amortization	150	124
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	(13)	(15)
Deferred Taxes	(145)	83
Provision for Inventory Reserves	(70)	(215)
Changes in Assets and Liabilities:
Accounts Receivable	(503)	327
Inventories	(764)	268
Right-Of-Use Assets	(666)	—
Other Assets	362	539
Accounts Payable	(762)	(560)
Accrued Compensation	(4,007)	(3,599)
Accrued Commissions and Sales Incentives	(1,293)	(1,410)
Lease Liability	686	—
Other Liabilities	892	211
Net Cash Used In Operating Activities	(956)	(107)

Cash Flows from Investing Activities:
Purchase of Investments	(22,816)	—
Net Proceeds from Sale of Investments	15,000	—
Capital Expenditures	(299)	(397)
Net Cash Used in Investing Activities	(8,115)	(397)

Cash Flows from Financing Activities:
Dividend Paid	(2,422)	(2,220)
Net Cash Used in Financing Activities	(2,422)	(2,220)

Net Decrease in Cash and Cash Equivalents	(11,493)	(2,724)
Translation effect on cash	52	365
Cash and Cash Equivalents – Beginning of Period	32,392	37,938
Cash and Cash Equivalents – End of Period	$20,951	$35,579

Supplemental Disclosure of Cash Flow Information:

Cash paid for Income Taxes	$245	$336

Cash paid for Interest	$—	$—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). The Company’s unaudited condensed consolidated financial statements for the quarter ended March 31, 2019 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K). All material inter-company accounts and transactions have been eliminated in consolidation. It is Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature or a description is provided for any adjustments that are not of a normal recurring nature.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted the requirements of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services.

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

The principle of Topic 606 was achieved through applying the following five-step approach:

●	Identification of the contract, or contracts, with a customer — a contract with a customer exists when the Company enters into an enforceable contract with a customer, typically a purchase order initiated by the customer, that defines each party’s rights regarding the goods to be transferred and identifies the payment terms related to these goods.

●	Identification of the performance obligations in the contract — performance obligations promised in a contract are identified based on the goods that will be transferred to the customer that are distinct, whereby the customer can benefit from the goods on their own or together with other resources that are readily available from third parties or from us. Persuasive evidence of an arrangement for the sale of product must exist. The Company ships product in accordance with the purchase order and standard terms as reflected within the Company’s order acknowledgments and sales invoices.

●	Determination of the transaction price —the transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods to the customer. This would be the agreed upon quantity and price per product type in accordance with the customer purchase order, which is aligned with the Company’s internally approved pricing guidelines.

●	Allocation of the transaction price to the performance obligations in the contract — if the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. This applies to the Company as there is only one performance obligation to ship the goods.

●	Recognition of revenue when, or as, the Company satisfies a performance obligation — the Company satisfies performance obligations at a point in time when control of the goods transfers to the customer. Determining the point in time when control transfers requires judgment. Indicators considered in determining whether the customer has obtained control of a good include:

■	The Company has a present right to payment

■	The customer has legal title to the goods

■	The Company has transferred physical possession of the goods

■	The customer has the significant risks and rewards of ownership of the goods

■	The customer has accepted the goods

It is important to note that the indicators are not a set of conditions that must be met before the Company can conclude that control of the goods has transferred to the customer. The indicators are a list of factors that are often present if a customer has control of the goods.

The Company has typical, unmodified FOB shipping point terms. As the seller, the Company can determine that the shipped goods meet the agreed-upon specifications in the contract or customer purchase order (e.g. items, quantities, and prices) with the buyer, so customer acceptance would be deemed a formality, as noted in Accounting Standards Codification (“ASC”) 606-10-55-86. As a result, the Company has a legal right to payment upon shipment of the goods.

Based upon the above, the Company has concluded that control substantively transfers to the customer upon shipment.

Other considerations of Topic 606 include the following:

●	Contract Costs - costs to obtain a contract (e.g. customer purchase order) include sales commissions. Under Topic 606, these costs may be expensed as incurred for contracts with a duration of one year or less. The majority of the customer purchase orders are fulfilled (e.g. goods are shipped) within two days of receipt.

●	Warranties - the Company does not offer customers to purchase a warranty separately. Therefore there is not a separate performance obligation. The Company does account for warranties as a cost accrual and the warranties do not include any additional distinct services other than the assurance that the goods comply with agreed-upon specifications. There is no impact of warranties under Topic 606 upon the financial reporting of the Company.

●	Returned Goods - from time to time, the Company provides authorization to customers to return goods. If deemed to be material, the Company would record a “right of return” asset for the cost of the returned goods which would reduce cost of sales. Upon implementation of Topic 606, the Company will monitor pending authorized returns of goods and, if deemed appropriate, record the right of return asset accordingly.

●	Volume Rebates (Promotional Incentives) - volume rebates are variable (dependent upon the volume of goods purchased by our eligible customers) and, under Topic 606, must be estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g. upon shipment of goods). Also under Topic 606, to ensure that revenue recognized would not be probable of a significant reversal, the four following factors are considered:

■	The amount of consideration is highly susceptible to factors outside the company’s influence.

■	The uncertainty about the amount of consideration is not expected to be resolved for a long period of time.

■	The Company’s experience with similar types of contracts is limited.

■	The contract has a large number and broad range of possible consideration amounts.

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

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on any known collection issues, historical experience, and other currently available evidence. The reserve for future credits, discounts, and doubtful accounts was $975,000 and $985,000 as of March 31, 2019 and December 31, 2018, respectively. In regards to identifying uncollectible accounts, the Company reviews an aging report on a consistent basis to determine past due accounts, and utilizes a well-established credit rating agency. The Company charges off those accounts that are deemed uncollectible once all collection efforts have been exhausted.

Investments

The Company invests excess funds in liquid interest earning instruments including US Treasury bills and bank time deposits. These investments are stated at fair value, which approximates amortized cost, and are classified as available-for-sale in accordance with ASC 320, Investments – Debt and Equity Securities. Investments were $22,760,000 and $14,944,000 as of March 31, 2019 and December 31, 2018, respectively. Maturities, from the date of purchase, were six months or less.

Inventories

Inventories are valued at the lower of cost or net realizable value. The cost of inventories is determined by the first-in, first-out (FIFO) method. The Company generally considers inventory quantities beyond two-years usage, measured on a historical usage basis, to be excess inventory and reduces the carrying value of inventory accordingly.

Property and Equipment

Property and equipment are initially recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or, for leasehold improvements, the life of the lease, if shorter. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in other income or expense for the period. The cost of maintenance and repairs is expensed as incurred; significant improvements are capitalized.

Goodwill

In accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2018. This analysis did not indicate any impairment of goodwill. There were no circumstances that indicate that goodwill might be impaired at March 31, 2019.

Stock-Based Compensation Plans

In 2006, the Company adopted a Phantom Stock Plan (the “Plan”), which allows the Company to grant phantom stock units (“Units”) to certain key employees, officers or directors. The Units each represent a contractual right to payment of compensation in the future based upon the market value of the Company’s common stock. The Units follow a vesting schedule of three years from the grant date, and are then paid upon maturity. In accordance with FASB ASC Topic 718, Compensation - Stock Compensation, the Company uses the Black-Scholes option pricing model as its method for determining the fair value of the Units. Further details of the Plan are provided in Note 6.

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

Leases

Effective January 1, 2019, the Company adopted the requirements of FASB ASU 2016-02, Leases (Topic 842) which defines a lease as any contract that conveys the right to use a specific asset for a period of time in exchange for consideration. Leases are classified as a finance lease, formerly called a capital lease, if any of the following criteria are met:

1.	The lease transfers ownership of the underlying asset to the lessee by the end of the lease term.

2.	The lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise.

3.	The lease term is for the major part of the remaining economic life of the underlying asset.

4.	The present value of the sum of lease payments and any residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset.

5.	The underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of March 31, 2019, each of the Company’s leases are classified as operating leases.

Under the new guidance, both finance and operating leases are reflected on the balance sheet as lease or “right-of-use” assets and lease liabilities. It should be noted that under previous guidance operating leases (non-capital leases) were not required to be recorded as an asset on the balance sheet.

There are some exceptions, which the Company has elected in its accounting policies. For leases with terms of twelve months or less, or below the Company’s general capitalization policy threshold, the Company elects an accounting policy to not recognize lease assets and lease liabilities for all asset classes. The Company recognizes lease expense for such leases generally on a straight-line basis over the lease term.

The Company determines if a contract is a lease at the inception of the arrangement. The Company reviews all options to extend, terminate, or purchase its right-of-use assets at the inception of the lease and accounts for these options when they are reasonably certain to be exercised. Certain leases contain non-lease components, such as common area maintenance, which are generally accounted for separately. In general, the Company will assess if non-lease components are fixed and determinable, or variable, when determining if the component should be included in the lease liability. For purposes of calculating the present value of the lease obligations, the Company utilizes the implicit interest rate within the lease agreement when known and/or determinable, and otherwise utilizes its incremental borrowing rate at the time of the lease agreement.

As permitted under ASU 2018-11, the Company elected the optional transition method to adopt the new leases standard. Under this new transition method, the Company initially applied the new leases standard at the adoption date of January 1, 2019 and would have recognized a cumulative-effect adjustment, if appropriate, to the opening balance of retained earnings in the period of adoption. No cumulative-effect adjustment was recognized. The Company’s reporting for the comparative periods prior to 2019 in the financial statements will be presented in accordance with existing GAAP in effect for 2018 and earlier (ASC Topic 840, Leases).

The impact of the adoption of this new standard resulted in an increase to the Company’s operating lease assets and liabilities on January 1, 2019 of approximately $800,000. The implementation did not have a material impact on our consolidated statements of income and statements of cash flows.

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

Currency Translation

Assets and liabilities denominated in foreign currencies, most of which relate to the Company’s United Kingdom subsidiary whose functional currency is British pound sterling, are translated into U.S. dollars at exchange rates prevailing on the balance sheet dates. The statements of income are translated into U.S. dollars at average exchange rates for the period. Adjustments resulting from the translation of financial statements are excluded from the determination of income and are accumulated in a separate component of shareholders’ equity. Exchange gains and losses resulting from foreign currency transactions are included in the statements of income (other expense) in the period in which they occur.

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

The Company reflected the effects of the Tax Cuts and Jobs Act (the “Act”) in its financial statements during the 2017 enactment period. This included the effects of the change in the US Corporate tax rate from 35% to 21% on deferred tax assets and liabilities, and a provision related to previously deferred taxes on earnings of the Company’s foreign subsidiary. The Company’s tax expense for the periods ended March 31, 2019 and 2018 included the continuing effect of the reduction in the U.S. federal tax rate from 35% to 21%, effective for those respective tax years. The Company’s tax provision also reflects other changes as a result of the Act, including the impact of the Global Intangible Low Taxed Income (“GILTI”) provisions, and changes effecting the deductibility of certain executive compensation.

Other Comprehensive Income

For the quarters ended March 31, 2019 and 2018, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentration

The Company has one significant customer which represented more than 10% of the Company’s Accounts Receivable at March 31, 2019 and December 31, 2018. That same customer represented more than 10% of the Company’s total Net Sales for the first quarter of 2019 and 2018. Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are consistent with those discussed in detail in the Company’s December 31, 2018 Form 10-K.

Subsequent Events

The Company evaluates all events or transactions through the date of the related filing that may have a material impact on its condensed consolidated financial statements. Refer to Note 10 of the condensed consolidated financial statements.

Recent Accounting Pronouncements

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

3. INVENTORIES

Inventories, net of reserves of $298,000 and $363,000 at March 31, 2019 and December 31, 2018, respectively, consisted of the following:

	March 31, 2019	December 31, 2018
	(dollars in thousands)
Finished Goods	$5,279	$4,756
Raw Materials	3,560	3,220

Inventories - Net	$8,839	$7,976

4. LINE OF CREDIT

On December 1, 2017, the Company agreed to a new Amended and Restated Revolving Line of Credit Note and Third Amendment to the Loan Agreement with Santander Bank, N.A. (the “Bank”). The Company established a line of credit facility in the maximum amount of $15,000,000, maturing on December 1, 2022, with funds available for working capital purposes and other cash needs. The loan is unsecured. The loan agreement provides for the payment of any borrowings under the agreement at an interest rate range of either LIBOR plus 0.75% to plus 1.75% (for borrowings with a fixed term of 30, 60, or 90 days), or, Prime Rate up to Prime Rate plus 0.50% (for borrowings with no fixed term other than the December 1, 2022 maturity date), depending upon the Company’s then existing financial ratios. Currently, the Company’s ratio would allow for the most favorable rate under the agreement’s range, which would be a rate of 3.24%. The Company is also required to pay on a quarterly basis an unused facility fee of 10 basis points of the average unused balance of the note. The Company may terminate the line at any time during the five year term, as long as there are no amounts outstanding.

As of March 31, 2019 and December 31, 2018, the Company had no outstanding borrowings on its line of credit, and was in compliance with all debt covenants.

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

The Company has salary continuation agreements with one current employee, and one former employee who retired at the end of 2010. These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement. The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments associated with these agreements is $467,000 at March 31, 2019, of which $455,000 is included in Other Long Term Liabilities, and the remaining current portion of $12,000 is included in Other Liabilities, associated with the retired employee previously noted who is now receiving benefit payments. The December 31, 2018 liability of $462,000 had $450,000 reported in Other Long Term Liabilities, and a current portion of $12,000 in Other Liabilities.

The Company has obtained and is the beneficiary of three life insurance policies with respect to the two employees discussed above, and one other employee policy. The cash surrender value of such policies (included in Other Long Term Assets) amounts to $1,356,000 at March 31, 2019 and $1,296,000 at December 31, 2018.

As disclosed in detail in Note 7 and in the Company’s December 31, 2018 Form 10-K, Note 8, under the caption “Leases”, the Company has several lease obligations in place that will be paid out over time. Most notably, the Company leases a facility in Banbury, England that serves the manufacturing, warehousing and distribution functions.

Contingencies:

In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”). Most of the Claims, including a putative class-action claim, relate to potential lightning damage to the Company’s flexible gas piping products, which impact legal and product liability related expenses. The Company does not believe the Claims have legal merit, and therefore has commenced a vigorous defense in response to the Claims. It is possible that the Company may incur increased litigation costs in the future due to a variety of factors, including a higher number of Claims, higher legal costs, and higher insurance deductibles or retentions.

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

The Company has in place commercial general liability insurance policies that cover most Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $1,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $1,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims as of March 31, 2019 is estimated to not exceed approximately $2,400,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered, and outstanding or anticipated settlements for Claims. The liabilities recorded on the Company’s books at March 31, 2019 and December 31, 2018 were $180,000 and $150,000, respectively, and are included in Other Liabilities.

6. STOCK BASED PLANS

Phantom Stock Plan

Plan Description. On April 1, 2006, the Company adopted the Omega Flex, Inc. 2006 Phantom Stock Plan (the “Plan”). The Plan authorizes the grant of up to one million units of phantom stock to employees, officers or directors of the Company. The phantom stock units (“Units”) each represent a contractual right to payment of compensation in the future based on the market value of the Company’s common stock. The Units are not shares of the Company’s common stock, and a recipient of the Units does not receive any of the following:

■	ownership interest in the Company

■	shareholder voting rights

■	other incidents of ownership to the Company’s common stock

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

Grants of Phantom Stock Units. As of December 31, 2018, the Company had 17,805 unvested units outstanding, all of which were granted at Full Value. On February 15, 2019, the Company granted an additional 6,050 Full Value Units with a fair value of $65.40 per unit on grant date, using historical volatility. In February 2019, the Company paid $746,000 for the 10,460 fully vested and matured units that were granted during 2015, including their respective earned dividend values. As of March 31, 2019, the Company had 15,635 unvested units outstanding.

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

The FASB ASC Topic 718, Compensation - Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately to vest.

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense as of March 31, 2019.

The total Phantom Stock related liability as of March 31, 2019 was $1,691,000 of which $812,000 is included in Other Liabilities, as it is expected to be paid in February 2020, and the balance of $879,000 is included in Other Long Term Liabilities. At December 31, 2018, the total Phantom Stock liability was $1,692,000, with $599,000 in Other Liabilities, and $1,093,000 included in Other Long Term Liabilities.

Related to the Phantom Stock Plan, in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, the Company recorded compensation expense of approximately $746,000 for the three months ended March 31, 2019, and compensation income of $63,000 for the first quarter of 2018. Compensation income or expense for a given period largely depends upon fluctuations in the Company’s stock price.

The following table summarizes information about the Company’s nonvested phantom stock Units at March 31, 2019:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2018	17,805	$46.08
Granted	6,050	$65.40
Vested	(8,220)	$39.94
Forfeited	—	—
Canceled	—	—
Nonvested at March 31, 2019	15,635	$56.79
Phantom Stock Unit Awards Expected to Vest	15,635	$56.79

The total unrecognized compensation costs calculated at March 31, 2019 are $1,014,000 which will be recognized through February of 2022. The Company will recognize the related expense over the weighted average period of 1.6 years.

7. LEASES

In the United States, the Company owns its two main operating facilities located in Exton, PA. In addition to the owned facilities, the Company also has operations in other locations that are leased, as well as other leased assets. In conjunction with the new guidance for leases, as defined by the FASB with ASU 2016-02, Leases (Topic 842), the Company has described the existing leases, which are all classified as operating, pursuant to the below.

Facility leases within the United States include a warehousing and distribution center in Houston, Texas, which currently provides manufacturing, stocking and sales operations, with the lease term running through October 2019. Additionally, the Company leases its corporate office space in Middletown, CT, with the lease term expiring in 2022.

In the United Kingdom, the Company leases a facility in Banbury, England, which serves sales, warehousing and operational functions with the lease term ending in March 2021.

In addition to the above property leases, the Company also has lease agreements in place for various fleet vehicles and equipment with various lease terms.

In the March 31, 2019 condensed consolidated balance sheet, the Company has recorded right-of-use assets of $666,000, and a lease liability of $686,000, of which $322,000 is reported as a current liability. The respective weighted average remaining lease term and discount rate are approximately 2.30 years and 3.81%.

As of March 31, 2019, payment of the lease liability over the next five years, which includes the related interest, is as follows:

Twelve Months Ending March 31,	Lease Liability Payments
(in thousands)
2020	$322
2021	276
2022	72
2023	16
2024	—
Thereafter	—

Total Lease Payments	686

A similar description of the lease obligations for the previous year is disclosed in the Company’s December 31, 2018 Form 10-K.

Lease expense for the operating leases was approximately $75,000 for the first quarter ended March 31, 2019. Lease expense is allocated to each portion of the business generally based upon use, with the majority absorbed by manufacturing (cost of goods sold), and the remainder apportioned to selling, administrative and engineering.

8. SHAREHOLDERS’ EQUITY

As of March 31, 2019 and December 31, 2018, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share. At these dates, the number of shares issued was 10,153,633, and the total number of outstanding shares was 10,091,822, with the 61,811 variance representing shares held in Treasury.

During 2019 and 2018, upon approval of the Board of Directors (the “Board”) the Company has made regular quarter dividend payments, as set forth in the following table:

Dividend Declared		Dividend Paid on or Before
Date	Price Per Share	Date	Amount
December 13, 2018	$0.24	January 3, 2019	$2,422,000
September 11, 2018	$0.24	October 2, 2018	$2,422,000
June 6, 2018	$0.24	July 3, 2018	$2,422,000
April 10, 2018	$0.22	April 30, 2018	$2,220,000
December 13, 2017	$0.22	January 3, 2018	$2,220,000

The number of shares outstanding during each dividend period was 10,091,822.

In addition to the above dividend amounts, there was a dividend that was paid by the Company’s foreign subsidiary during April 2018, which amounted to an outlay of cash of $491,000 to the foreign subsidiary’s noncontrolling interest. It should also be noted that from time to time, the Board may elect to pay special dividends, in addition to or in lieu of the regular quarterly dividends, depending upon the financial condition of the Company.

During 2018, the Board approved and granted a total of 2,000 restricted stock unit awards (the “Awards”) to be allocated to the existing non-employee directors of the Company. The Awards must be approved by the shareholders’ of the Company at the annual meeting scheduled for June 11, 2019, or the Awards will be forfeited. A Form S-8 registration statement, and the restricted stock unit award agreements, were filed with the SEC on December 13, 2018. No compensation cost has been recognized related to the Awards through March 31, 2019.

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

9. RELATED PARTY TRANSACTIONS

From time to time the Company may have related party transactions (“RPTs”). In short, RPTs represent any transaction between the Company and any Company employee, director or officer, or any related entity, or relative, etc. The Company performs a review of transactions each year to determine if any RPTs exist. Through this investigation, the Company is currently not aware of any RPTs between the Company and any of its current directors or officers outside the scope of their normal business functions or expected contractual duties. The Company does on occasion share a small amount of services with its former parent Mestek, Inc., mostly related to board meeting expenses. Additionally, the Company is aware of transactions between a few service providers which employ individuals indirectly associated to Omega Flex employees, but these have been determined to be independent transactions with no indication that they are influenced by the related relationships. The Company had note agreement assets with related parties amounting to approximately $5,000 at December 31, 2018, which were contractually secured by the Company. In February 2019, the amounts due from related parties were collected.

10. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred through the date of this filing. During this period, the Company did not have any material subsequent events that impacted its consolidated condensed financial statements.

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

CHANGES IN FINANCIAL CONDITION

For the period ended March 31, 2019 vs. December 31, 2018

The Company’s cash balance of $20,951,000 at March 31, 2019, decreased $11,441,000 (35.3%) from the $32,392,000 balance at December 31, 2018. The Company made a net purchase of investments of $7,816,000 and paid a regular quarterly dividend of $2,422,000 during the first quarter of 2019 which was accrued at December 31, 2018. Additionally, consistent with prior years, the Company paid a significant amount of cash during the first quarter for obligations that were accrued as of the end of the preceding year, such as sales promotional incentive programs and various incentive related compensation. Those cash outflows were partially offset by income generated from operations during 2019.

Investments were $22,760,000 and $14,944,000 as of March 31, 2019 and December 31, 2018, respectively, increasing $7,816,000 or 52.3%. During the first quarter 2019, the Company invested excess funds in various liquid interest earning instruments including US Treasury bills. These investments are stated at fair value, which approximates amortized cost, and are classified as available-for-sale in accordance with Accounting Standards Codification 320, Investments – Debt and Equity Securities (or “ASC 320”). Maturities, from the date of purchase, were six months or less.

Accrued Compensation was $1,296,000 at March 31, 2019, compared to $5,295,000 at December 31, 2018, decreasing $3,999,000 (75.5%). A significant portion of the liability that existed at year end related to incentive compensation earned in 2018. As is customary, the liability was then paid during the first quarter of the following year, or 2019, thus diminishing the balance. The liability now represents amounts earned during the current year.

Dividends Payable was $2,422,000 at the end of 2018, reflecting the $0.24 regular quarterly dividend declared by the Board during December 2018. This dividend was then paid to shareholders’ in January of 2019, thus reducing the balance to zero at March 31, 2019. This also reduced the Company’s cash balance, as described above.

RESULTS OF OPERATIONS

Three-months ended March 31, 2019 vs. March 31, 2018

The Company reported comparative results from continuing operations for the three-month periods ended March 31, 2019 and 2018 as follows:

	Three-months ended March 31,
	(in thousands)
	2019	2019	2018	2018
	($000)	%	($000)	%
Net Sales	$26,788	100.0%	$25,397	100.0%
Gross Profit	$16,946	63.3%	$15,033	59.2%
Operating Profit	$5,591	20.9%	$5,500	21.7%

Net Sales. The Company’s 2019 first quarter sales of $26,788,000 increased $1,391,000 or 5.5% over the first quarter of 2018, which generated sales of $25,397,000. The increase in sales resulted mostly from a combination of increased unit volume, and pricing actions which the Company took to offset material cost pressure and protect margins.

Gross Profit. The Company’s gross profit margins were 63.3% and 59.2% for the three-months ended March 31, 2019 and 2018, respectively.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $4,510,000 and $4,414,000 for the three-months ended March 31, 2019 and 2018, respectively, representing an increase of $96,000 or 2.2%. Selling expenses as a percent of net sales compared to last year, were 16.8% for the three-months ended March 31, 2019, and 17.4% for the three-months ended March 31, 2018, decreasing slightly.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $5,504,000 and $4,089,000 for the three-months ended March 31, 2019 and 2018, respectively, thus increasing by $1,415,000 or 34.6%. The Company experienced a surge in its stock price during the first quarter of 2019, in contrast to a decrease in stock price during the same period in 2018, which increased the phantom stock portion of incentive compensation expense between years, and was a primary factor in an overall $842,000 increase in incentive compensation between periods. The Company also had additional legal and product liability related defense costs in 2019 of $592,000 mostly related to the ongoing class action case which is being rigorously defended. As a percentage of sales, general and administrative expenses increased to 20.6% for the three months ended March 31, 2019 from 16.1% for the three-months ended March 31, 2018.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $1,341,000 and $1,030,000 for the three-months ended March 31, 2019 and 2018, respectively, increasing by $311,000 or 30.2%, partially associated with the progression of the Company’s new MediTrac® corrugated medical tubing product, as well as other promising applications pertaining to the DoubleTrac® offerings. Engineering expenses increased as a percentage of sales, being 5.0% for the three-months ended March 31, 2019, and 4.1% for the same period in 2018.

Operating Profits. Reflecting all of the factors mentioned above, operating profits were $5,591,000 and $5,500,000 for the quarters ending March 31, 2019 and 2018, respectively, increasing by $91,000 or 1.7%.

Interest Income (Expense)-Net. Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. The Company recorded $220,000 and $51,000 of interest income during the first quarters of 2019 and 2018, respectively.

Other Income (Expense)-Net. Other Income (Expense)-net primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our UK subsidiary. There was income of $38,000 recorded during the first quarter 2019, and income of $36,000 during the first quarter of 2018.

Income Tax Expense. Income Tax Expense was $1,418,000 for the first three months of 2019, compared to $1,384,000 for the same period in 2018. The $34,000 or 2.5% increase in the tax expense was largely the result of the increase in income before taxes. A lower rate was in effect during the first quarter of both 2019 and 2018 attributable to the Tax Cuts and Jobs Act enacted at the end of 2017. The Act reduced the U.S. federal tax rate from 35% to 21%, effective for the Company’s 2018 tax year. The Company’s tax provision also reflects other changes as a result of the Act, including the impact of the Global Intangible Low Taxed Income provisions, and changes effecting the deductibility of certain executive compensation.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition and related sales incentives, accounts receivable valuations, investment valuations, inventory valuations, goodwill valuation, product liability reserve, stock-based compensation valuations and accounting for income taxes. Actual amounts could differ significantly from these estimates.

Our critical accounting policies and significant estimates and assumptions are described in more detail as follows:

Revenue Recognition

Effective January 1, 2018, the Company adopted the requirements of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services.

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

The principle of Topic 606 was achieved through applying the following five-step approach:

●	Identification of the contract, or contracts, with a customer — a contract with a customer exists when the Company enters into an enforceable contract with a customer, typically a purchase order initiated by the customer, that defines each party’s rights regarding the goods to be transferred and identifies the payment terms related to these goods.

●	Identification of the performance obligations in the contract — performance obligations promised in a contract are identified based on the goods that will be transferred to the customer that are distinct, whereby the customer can benefit from the goods on their own or together with other resources that are readily available from third parties or from us. Persuasive evidence of an arrangement for the sale of product must exist. The Company ships product in accordance with the purchase order and standard terms as reflected within the Company’s order acknowledgments and sales invoices.

●	Determination of the transaction price —the transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods to the customer. This would be the agreed upon quantity and price per product type in accordance with the customer purchase order, which is aligned with the Company’s internally approved pricing guidelines.

●	Allocation of the transaction price to the performance obligations in the contract — if the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. This applies to the Company as there is only one performance obligation to ship the goods.

●	Recognition of revenue when, or as, the Company satisfies a performance obligation — the Company satisfies performance obligations at a point in time when control of the goods transfers to the customer. Determining the point in time when control transfers requires judgment. Indicators considered in determining whether the customer has obtained control of a good include:

■	The Company has a present right to payment

■	The customer has legal title to the goods

■	The Company has transferred physical possession of the goods

■	The customer has the significant risks and rewards of ownership of the goods

■	The customer has accepted the goods

It is important to note that the indicators are not a set of conditions that must be met before the Company can conclude that control of the goods has transferred to the customer. The indicators are a list of factors that are often present if a customer has control of the goods.

The Company has typical, unmodified FOB shipping point terms. As the seller, the Company can determine that the shipped goods meet the agreed-upon specifications in the contract or customer purchase order (e.g. items, quantities, and prices) with the buyer, so customer acceptance would be deemed a formality, as noted in Accounting Standards Codification (“ASC”) 606-10-55-86. As a result, the Company has a legal right to payment upon shipment of the goods.

Based upon the above, the Company has concluded that control substantively transfers to the customer upon shipment.

Other considerations of Topic 606 include the following:

●	Contract Costs - costs to obtain a contract (e.g. customer purchase order) include sales commissions. Under Topic 606, these costs may be expensed as incurred for contracts with a duration of one year or less. The majority of the customer purchase orders are fulfilled (e.g. goods are shipped) within two days of receipt.

●	Warranties - the Company does not offer customers to purchase a warranty separately. Therefore there is not a separate performance obligation. The Company does account for warranties as a cost accrual and the warranties do not include any additional distinct services other than the assurance that the goods comply with agreed-upon specifications. There is no impact of warranties under Topic 606 upon the financial reporting of the Company.

●	Returned Goods - from time to time, the Company provides authorization to customers to return goods. If deemed to be material, the Company would record a “right of return” asset for the cost of the returned goods which would reduce cost of sales. Upon implementation of Topic 606, the Company will monitor pending authorized returns of goods and, if deemed appropriate, record the right of return asset accordingly.

●	Volume Rebates (Promotional Incentives) - volume rebates are variable (dependent upon the volume of goods purchased by our eligible customers) and, under Topic 606, must be estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g. upon shipment of goods). Also under Topic 606, to ensure that revenue recognized would not be probable of a significant reversal, the four following factors are considered:

■	The amount of consideration is highly susceptible to factors outside the company’s influence.

■	The uncertainty about the amount of consideration is not expected to be resolved for a long period of time.

■	The Company’s experience with similar types of contracts is limited.

■	The contract has a large number and broad range of possible consideration amounts.

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

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on any known collection issues, historical experience, and other currently available evidence. The reserve for future credits, discounts, and doubtful accounts was $975,000 and $985,000 as of March 31, 2019 and December 31, 2018, respectively. In regards to identifying uncollectible accounts, the Company reviews an aging report on a consistent basis to determine past due accounts, and utilizes a well-established credit rating agency. The Company charges off those accounts that are deemed uncollectible once all collection efforts have been exhausted.

Investments

The Company invests excess funds in liquid interest earning instruments including US Treasury bills and bank time deposits. These investments are stated at fair value, which approximates amortized cost, and are classified as available-for-sale in accordance with ASC 320, Investments – Debt and Equity Securities. Investments were $22,760,000 and $14,944,000 as of March 31, 2019 and December 31, 2018, respectively. Maturities, from the date of purchase, were six months or less.

Inventories

Inventories are valued at the lower of cost or net realizable value. The cost of inventories is determined by the first-in, first-out (FIFO) method. The Company generally considers inventory quantities beyond two-years usage, measured on a historical usage basis, to be excess inventory and reduces the carrying value of inventory accordingly.

Property and Equipment

Property and equipment are initially recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or, for leasehold improvements, the life of the lease, if shorter. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in other income or expense for the period. The cost of maintenance and repairs is expensed as incurred; significant improvements are capitalized.

Goodwill

In accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2018. This analysis did not indicate any impairment of goodwill. There were no circumstances that indicate that goodwill might be impaired at March 31, 2018.

Stock-Based Compensation Plans

In 2006, the Company adopted a Phantom Stock Plan (the “Plan”), which allows the Company to grant phantom stock units (“Units”) to certain key employees, officers or directors. The Units each represent a contractual right to payment of compensation in the future based upon the market value of the Company’s common stock. The Units follow a vesting schedule of three years from the grant date, and are then paid upon maturity. In accordance with FASB ASC Topic 718, Compensation - Stock Compensation, the Company uses the Black-Scholes option pricing model as its method for determining the fair value of the Units. Further details of the Plan are provided in Note 6.

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

Leases

Effective January 1, 2019, the Company adopted the requirements of FASB ASU 2016-02, Leases (Topic 842) which defines a lease as any contract that conveys the right to use a specific asset for a period of time in exchange for consideration. Leases are classified as a finance lease, formerly called a capital lease, if any of the following criteria are met:

1.	The lease transfers ownership of the underlying asset to the lessee by the end of the lease term.

2.	The lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise.

3.	The lease term is for the major part of the remaining economic life of the underlying asset.

4.	The present value of the sum of lease payments and any residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset.

5.	The underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of March 31, 2019, each of the Company’s leases are classified as operating leases.

Under the new guidance, both finance and operating leases are reflected on the balance sheet as lease or “right-of-use” assets and lease liabilities. It should be noted that under previous guidance operating leases (non-capital leases) were not required to be recorded as an asset on the balance sheet.

There are some exceptions, which the Company has elected in its accounting policies. For leases with terms of twelve months or less, or below the Company’s general capitalization policy threshold, the Company elects an accounting policy to not recognize lease assets and lease liabilities for all asset classes. The Company recognizes lease expense for such leases generally on a straight-line basis over the lease term.

The Company determines if a contract is a lease at the inception of the arrangement. The Company reviews all options to extend, terminate, or purchase its right-of-use assets at the inception of the lease and accounts for these options when they are reasonably certain to be exercised. Certain leases contain non-lease components, such as common area maintenance, which are generally accounted for separately. In general, the Company will assess if non-lease components are fixed and determinable, or variable, when determining if the component should be included in the lease liability. For purposes of calculating the present value of the lease obligations, the Company utilizes the implicit interest rate within the lease agreement when known and/or determinable, and otherwise utilizes its incremental borrowing rate at the time of the lease agreement.

As permitted under ASU 2018-11, the Company elected the optional transition method to adopt the new leases standard. Under this new transition method, the Company initially applied the new leases standard at the adoption date of January 1, 2019 and would have recognized a cumulative-effect adjustment, if appropriate, to the opening balance of retained earnings in the period of adoption. No cumulative-effect adjustment was recognized. The Company’s reporting for the comparative periods prior to 2019 in the financial statements will be presented in accordance with existing GAAP in effect for 2018 and earlier (ASC Topic 840, Leases).

The impact of the adoption of this new standard resulted in an increase to the Company’s operating lease assets and liabilities on January 1, 2019 of approximately $800,000. The implementation did not have a material impact on our consolidated statements of income and statements of cash flows.

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

Currency Translation

Assets and liabilities denominated in foreign currencies, most of which relate to the Company’s United Kingdom subsidiary whose functional currency is British pound sterling, are translated into U.S. dollars at exchange rates prevailing on the balance sheet dates. The statements of income are translated into U.S. dollars at average exchange rates for the period. Adjustments resulting from the translation of financial statements are excluded from the determination of income and are accumulated in a separate component of shareholders’ equity. Exchange gains and losses resulting from foreign currency transactions are included in the statements of income (other expense) in the period in which they occur.

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

The Company reflected the effects of the Tax Cuts and Jobs Act (the “Act”) in its financial statements during the 2017 enactment period. This included the effects of the change in the US Corporate tax rate from 35% to 21% on deferred tax assets and liabilities, and a provision related to previously deferred taxes on earnings of the Company’s foreign subsidiary. The Company’s tax expense for the periods ended March 31, 2019 and 2018 included the continuing effect of the reduction in the U.S. federal tax rate from 35% to 21%, effective for those respective tax years. The Company’s tax provision also reflects other changes as a result of the Act, including the impact of the Global Intangible Low Taxed Income (“GILTI”) provisions, and changes effecting the deductibility of certain executive compensation.

Other Comprehensive Income

For the quarters ended March 31, 2019 and 2018, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentration

The Company has one significant customer which represented more than 10% of the Company’s Accounts Receivable at March 31, 2019 and December 31, 2018. That same customer represented more than 10% of the Company’s total Net Sales for the first quarter of 2019 and 2018. Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are consistent with those discussed in detail in the Company’s December 31, 2018 Form 10-K.

Subsequent Events

The Company evaluates all events or transactions through the date of the related filing that may have a material impact on its condensed consolidated financial statements. Refer to Note 10 of the condensed consolidated financial statements.

Recent Accounting Pronouncements

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

As of March 31, 2019, the Company had a cash balance of $20,951,000. Additionally, the Company has a $15,000,000 line of credit available, as discussed in detail in Note 4, which had no borrowings outstanding upon it at March 31, 2019. At December 31, 2018, the Company had a cash balance of $32,392,000, with no borrowings against the line of credit.

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

For the first three months of 2019, the Company’s operating activities used cash of $956,000, compared to the first quarter of 2018 which used cash of $107,000, a difference of $849,000. For details of the operating cash flows refer to the condensed consolidated statements of cash flows in Part I – Financial Information on page seven.

Investing Activities

Cash used in investing activities during the first three months of 2019 and 2018 was $8,115,000 and $397,000, respectively. During 2019, cash was used to purchase short-term investments of $22,816,000, which was partially offset by cash received from net proceeds from the sale of short-term investments of $15,000,000. There were also capital expenditures during 2019 amounting to $299,000. All of the investing activities during the first quarter of 2018 were capital in nature. The capital spending during both 2019 and 2018 related to various projects, with prominent spending designated for the new MediTrac products.

Financing Activities

A dividend was declared in both December of 2018 and 2017, amounting to $2,422,000 and $2,220,000 respectively, with payment due and paid during January of the following year.

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

Item 4 – Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

At the end of the fiscal first quarter of 2019, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission. The Company’s management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934. Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

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

The Company has in place commercial general liability insurance policies that cover most Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $1,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $1,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims as of March 31, 2019 is estimated to not exceed approximately $2,400,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered, and outstanding or anticipated settlements for Claims. The liabilities recorded on the Company’s books at March 31, 2019 and December 31, 2018 were $180,000 and $150,000, respectively, and are included in Other Liabilities.

Item 1A – Risk Factors

Risk factors are discussed in detail in the Company’s December 31, 2018 Form 10-K. There are no additional risks attributable to the quarter.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 – Other Information

None.

Item 6 - Exhibits

Exhibit No.	Description

10.1	Form of Indemnification Agreement

31.1	Certification of Chief Executive Officer of Omega Flex, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Omega Flex, Inc. pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Omega Flex, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA FLEX, INC.
(Registrant)

Date: May 6, 2019	By:	/S/ Paul J. Kane
Paul J. Kane
Vice President – Finance
and Chief Financial Officer