Form 10-Q
period 2019-06-30
Omega Flex, Inc.
filed 2019-08-05
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares of the registrant’s common stock outstanding as of June 30, 2019 was 10,094,322.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2019

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$23,920	$32,392
Accounts Receivable - less allowances of $946 and $985, respectively	16,665	16,451
Investments	22,898	14,944
Inventories-Net	9,387	7,976
Other Current Assets	862	1,859

Total Current Assets	73,732	73,622

Right-Of-Use Assets	770	—
Property and Equipment - Net	8,799	8,378
Goodwill - Net	3,526	3,526
Deferred Taxes	3	3
Other Long Term Assets	1,385	1,307

Total Assets	$88,215	$86,836

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,733	$2,775
Accrued Compensation	2,273	5,295
Accrued Commissions and Sales Incentives	3,402	4,246
Dividends Payable	2,826	2,422
Taxes Payable	738	58
Lease Liability	317	—
Other Liabilities	5,030	3,591

Total Current Liabilities	16,319	18,405

Lease Liability, net of current portion	472	—
Deferred Taxes	211	566
Other Long Term Liabilities	1,525	1,544

Total Liabilities	18,527	20,515

Commitments and Contingencies (Note 5)

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 share: authorized 20,000,000 shares: 10,153,633 shares issued at June 30, 2019 and December 31, 2018, respectively, and 10,094,322 and 10,091,822 shares outstanding at June 30, 2019 and December 31, 2018, respectively	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	11,025	10,808
Retained Earnings	59,227	56,110
Accumulated Other Comprehensive Loss	(1,002)	(950)
Total Omega Flex, Inc. Shareholders’ Equity	69,351	66,069
Noncontrolling Interest	337	252

Total Shareholders’ Equity	69,688	66,321

Total Liabilities and Shareholders’ Equity	$88,215	$86,836

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except per Share and Share Amounts)

	For the three-months ended		For the six-months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Unaudited)
Net Sales	$26,809	$26,847	$53,597	$52,244

Cost of Goods Sold	10,073	10,633	19,915	20,997

Gross Profit	16,736	16,214	33,682	31,247

Selling Expense	4,300	4,281	8,810	8,695
General and Administrative Expense	6,140	4,465	11,644	8,554
Engineering Expense	1,152	1,110	2,493	2,140

Operating Profit	5,144	6,358	10,735	11,858

Interest Income	236	94	456	145
Other Income (Expense)	(33)	(76)	5	(40)

Income Before Income Taxes	5,347	6,376	11,196	11,963

Income Tax Expense	1,325	1,564	2,743	2,948

Net Income	4,022	4,812	8,453	9,015
Less: Net Income attributable to the Noncontrolling Interest	(39)	(36)	(88)	(76)

Net Income attributable to Omega Flex, Inc.	$3,983	$4,776	$8,365	$8,939

Basic and Diluted Earnings per Common Share	$0.39	$0.47	$0.83	$0.89

Cash Dividends Declared per Common Share	$0.28	$0.46	$0.52	$0.46

Basic and Diluted Weighted-Average Shares Outstanding	10,091,832	10,091,822	10,091,827	10,091,822

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	For the three-months ended		For the six-months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Unaudited)
Net Income	$4,022	$4,812	$8,453	$9,015

Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	(143)	(363)	(55)	67
Other Comprehensive Income (Loss)	(143)	(363)	(55)	67

Comprehensive Income	3,879	4,449	8,398	9,082

Less: Comprehensive Income Attributable to the Noncontrolling Interest	(30)	(15)	(85)	(78)

Total Comprehensive Income	$3,849	$4,434	$8,313	$9,004

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

For the three-months ended June 30, 2019

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non controlling Interest	Shareholders’ Equity
					(unaudited)
April 1, 2019	10,091,822	$102	$(1)	$10,808	$60,492	$(868)	$307	$70,840

Net Income					3,983		39	4,022
Cumulative Translation Adjustment						(134)	(9)	(143)
Shares Reissued From Treasury Pursuant To Restricted Stock Unit Awards	2,500			217				217
Dividends Declared					(5,248)			(5,248)
June 30, 2019	10,094,322	$102	$(1)	$11,025	$59,227	$(1,002)	$337	$69,688

For the three-months ended June 30, 2018

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non controlling Interest	Shareholders’ Equity
					(unaudited)
April 1, 2018	10,091,822	$102	$(1)	$10,808	$49,620	$(501)	$674	$60,702

Net Income					4,776		36	4,812
Cumulative Translation Adjustment						(342)	(21)	(363)
Dividends Declared					(4,642)		(491)	(5,133)
June 30, 2018	10,091,822	$102	$(1)	$10,808	$49,754	$(843)	$198	$60,018

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

For the six-months ended June 30, 2019

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non controlling Interest	Shareholders’ Equity
					(unaudited)
December 31, 2018	10,091,822	$102	$(1)	$10,808	$56,110	$(950)	$252	$66,321

Net Income					8,365		88	8,453
Cumulative Translation Adjustment						(52)	(3)	(55)
Shares Reissued From Treasury Pursuant To Restricted Stock Unit Awards	2,500			217				217
Dividends Declared					(5,248)			(5,248)
June 30, 2019	10,094,322	$102	$(1)	$11,025	$59,227	$(1,002)	$337	$69,688

For the six-months ended June 30, 2018

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non controlling Interest	Shareholders’ Equity
					(unaudited)
December 31, 2017	10,091,822	$102	$(1)	$10,808	$45,457	$(908)	$611	$56,069

Net Income					8,939		76	9,015
Cumulative Translation Adjustment						65	2	67
Dividends Declared					(4,642)		(491)	(5,133)
June 30, 2018	10,091,822	$102	$(1)	$10,808	$49,754	$(843)	$198	$60,018

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the six-months ended
	June 30,
	2019	2018
	(unaudited)
Cash Flows from Operating Activities:
Net Income	$8,453	$9,015
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Non-Cash Compensation	1,145	444
Depreciation and Amortization	301	241
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	(42)	2
Deferred Taxes	(355)	(172)
Provision for Inventory Reserves	(29)	(154)
Changes in Assets and Liabilities:
Accounts Receivable	(199)	52
Inventories	(1,388)	(142)
Other Assets	919	2,683
Accounts Payable	(1,043)	(1,140)
Accrued Compensation	(3,019)	(2,380)
Accrued Commissions and Sales Incentives	(861)	(1,104)
Lease Liability, Net	18	—
Other Liabilities	1,179	(1,258)
Net Cash Provided by Operating Activities	5,079	6,087

Cash Flows from Investing Activities:
Purchase of Investments	(22,954)	—
Net Proceeds from Sale of Investments	15,000	—
Capital Expenditures	(722)	(708)
Net Cash Used in Investing Activities	(8,676)	(708)

Cash Flows from Financing Activities:
Dividend Paid	(4,844)	(4,931)
Net Cash Used in Financing Activities	(4,844)	(4,931)

Net (Decrease) Increase in Cash and Cash Equivalents	(8,441)	448
Translation effect on cash	(31)	118
Cash and Cash Equivalents – Beginning of Period	32,392	37,938
Cash and Cash Equivalents – End of Period	$23,920	$38,504

Supplemental Disclosure of Cash Flow Information:

Cash paid for Income Taxes	$2,404	$3,517

Cash paid for Interest	$—	$—

Declared Dividends	$5,248	$5,133

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). The Company’s unaudited condensed consolidated financial statements for the quarter ended June 30, 2019 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K). All material inter-company accounts and transactions have been eliminated in consolidation. It is Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature or a description is provided for any adjustments that are not of a normal recurring nature.

Description of Business

The Company’s business is controlled as a single operating segment that consists of the manufacture and sale of flexible metal hose (also described as corrugated tubing), as well as the sale of the Company’s related proprietary fittings and a vast array of accessories.

The Company is a leading manufacturer of flexible metal hose, which is used in a variety of ways to carry gases and liquids within their particular applications. Some of the more prominent uses include carrying fuel gases within residential and commercial buildings, the transfer of liquefied gases in certain processing applications, for use in medical or health care facilities to carry medical gases (oxygen, nitrogen, vacuum) or pure gases for pharmaceutical applications, vibration absorbers in high vibration applications, industrial applications where the customer requires the piping to have both a degree of flexibility and/or an ability to carry corrosive compounds or mixtures, or to carry at both very high and very low (cryogenic) temperatures, and the Company’s corrugated tubing can also be used in the healthcare industry to carry various medical related gases.

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

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on any known collection issues, historical experience, and other currently available evidence. The reserve for future credits, discounts, and doubtful accounts was $946,000 and $985,000 as of June 30, 2019 and December 31, 2018, respectively. In regards to identifying uncollectible accounts, the Company reviews an aging report on a consistent basis to determine past due accounts, and utilizes a well-established credit rating agency. The Company charges off those accounts that are deemed uncollectible once all collection efforts have been exhausted.

Investments

The Company invests excess funds in liquid interest earning instruments including US Treasury bills and bank time deposits. These investments are stated at fair value, which approximates amortized cost, and are classified as available-for-sale in accordance with ASC 320, Investments – Debt and Equity Securities. Investments were $22,898,000 and $14,944,000 as of June 30, 2019 and December 31, 2018, respectively. Maturities, from the date of purchase, were six months or less.

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

Goodwill

In accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2018. This analysis did not indicate any impairment of goodwill. There were no circumstances that indicate that goodwill might be impaired during the six months ended June 30, 2019.

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

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of June 30, 2019, each of the Company’s leases are classified as operating leases.

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

As permitted under ASU 2018-11, the Company elected the optional transition method to adopt the new leases standard. Under this new transition method, the Company initially applied the new leases standard at the adoption date of January 1, 2019 and would have recognized a cumulative-effect adjustment, if appropriate, to the opening balance of retained earnings in the period of adoption. No cumulative-effect adjustment was recognized. The Company’s reporting for the comparative periods prior to 2019 in the financial statements are presented in accordance with existing GAAP in effect for 2018 and earlier (ASC Topic 840, Leases).

The impact of the adoption of this new standard resulted in an increase to the Company’s operating lease assets and liabilities on January 1, 2019 of approximately $800,000. The implementation did not have a material impact on the Company’s consolidated statements of income and statements of cash flows.

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

Earnings per Common Share

Basic earnings per share have been computed using the weighted-average number of common shares outstanding. For the periods presented, there are no dilutive securities. Consequently, basic and diluted earnings per share are the same.

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

The Company reflected the effects of the Tax Cuts and Jobs Act (the “Act”) in its financial statements during the 2017 enactment period. This included the effects of the change in the US Corporate tax rate from 35% to 21% on deferred tax assets and liabilities, and a provision related to previously deferred taxes on earnings of the Company’s foreign subsidiary. The Company’s tax expense for the periods ended June 30, 2019 and 2018 included the continuing effect of the reduction in the U.S. federal tax rate from 35% to 21%, effective for those respective tax years. The Company’s tax provision also reflects other changes as a result of the Act, including the impact of the Global Intangible Low Taxed Income (“GILTI”) provisions, and changes effecting the deductibility of certain executive compensation.

Other Comprehensive Income

For the three and six months ended June 30, 2019 and 2018, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentration

The Company has one significant customer which represented more than 10% of the Company’s Accounts Receivable at June 30, 2019 and December 31, 2018. That same customer represented more than 10% of the Company’s total Net Sales for the six months ended June 30, 2019 and 2018. Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are consistent with those discussed in detail in the Company’s December 31, 2018 Form 10-K.

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

3. INVENTORIES

Inventories, net of reserves of $333,000 and $363,000 at June 30, 2019 and December 31, 2018, respectively, consisted of the following:

	June 30, 2019	December 31, 2018
	(dollars in thousands)
Finished Goods	$5,340	$4,756
Raw Materials	4,047	3,220

Inventories - Net	$9,387	$7,976

4. LINE OF CREDIT

On December 1, 2017, the Company agreed to a new Amended and Restated Revolving Line of Credit Note and Third Amendment to the Loan Agreement with Santander Bank, N.A. (the “Bank”). The Company established a line of credit facility in the maximum amount of $15,000,000, maturing on December 1, 2022, with funds available for working capital purposes and other cash needs. The loan is unsecured. The loan agreement provides for the payment of any borrowings under the agreement at an interest rate range of either LIBOR plus 0.75% to plus 1.75% (for borrowings with a fixed term of 30, 60, or 90 days), or, Prime Rate up to Prime Rate plus 0.50% (for borrowings with no fixed term other than the December 1, 2022 maturity date), depending upon the Company’s then existing financial ratios. Currently, the Company’s ratio would allow for the most favorable rate under the agreement’s range, which would be a rate of 3.07%. The Company is also required to pay on a quarterly basis an unused facility fee of 10 basis points of the average unused balance of the note. The Company may terminate the line at any time during the five year term, as long as there are no amounts outstanding.

As of June 30, 2019 and December 31, 2018, the Company had no outstanding borrowings on its line of credit, and was in compliance with all debt covenants.

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

The Company has salary continuation agreements with one current employee, and one former employee who retired at the end of 2010. These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement. The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments associated with these agreements is $475,000 at June 30, 2019, of which $463,000 is included in Other Long Term Liabilities, and the remaining current portion of $12,000 is included in Other Liabilities, associated with the retired employee previously noted who is now receiving benefit payments. The December 31, 2018 liability of $462,000 had $450,000 reported in Other Long Term Liabilities, and a current portion of $12,000 in Other Liabilities.

The Company has obtained and is the beneficiary of three life insurance policies with respect to the two employees discussed above, and one other employee policy. The cash surrender value of such policies (included in Other Long Term Assets) amounts to $1,376,000 at June 30, 2019 and $1,296,000 at December 31, 2018.

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

The Company has in place commercial general liability insurance policies that cover most Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $1,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $1,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims, excluding the putative class action case, as of June 30, 2019 is estimated to not exceed approximately $3,200,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered, and outstanding or anticipated settlements for Claims. The liabilities recorded on the Company’s books at June 30, 2019 and December 31, 2018 were $228,000 and $150,000, respectively, and are included in Other Liabilities.

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

In certain circumstances, the Units may be immediately vested upon the participant’s death or disability. All Units granted to a participant are forfeited if the participant is terminated from their relationship with the Company or its subsidiary for “cause,” which is defined under the Plan. If a participant’s employment or relationship with the Company is terminated for reasons other than for “cause,” then any vested Units will be paid to the participant upon termination. However, Units granted to certain “specified employees” as defined in Section 409A of the Internal Revenue Code will be paid approximately 181 days after termination.

Grants of Phantom Stock Units. As of December 31, 2018, the Company had 17,805 unvested units outstanding, all of which were granted at Full Value. On February 15, 2019, the Company granted an additional 6,050 Full Value Units with a fair value of $65.40 per unit on grant date, using historical volatility. In February 2019, the Company paid $746,000 for the 10,460 fully vested and matured units that were granted during 2015, including their respective earned dividend values. As of June 30, 2019, the Company had 15,635 unvested units outstanding.

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

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense as of June 30, 2019.

The total Phantom Stock related liability as of June 30, 2019 was $1,892,000 of which $830,000 is included in Other Liabilities, as it is expected to be paid in February 2020, and the balance of $1,062,000 is included in Other Long Term Liabilities. At December 31, 2018, the total Phantom Stock liability was $1,692,000, with $599,000 in Other Liabilities, and $1,093,000 included in Other Long Term Liabilities.

Related to the Phantom Stock Plan, in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, the Company recorded compensation expense of approximately $928,000 and $444,000 for the six months ended June 30, 2019 and 2018, respectively. Compensation expense for a given period largely depends upon fluctuations in the Company’s stock price.

The following table summarizes information about the Company’s nonvested phantom stock Units at June 30, 2019:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2018	17,805	$46.08
Granted	6,050	$65.40
Vested	(8,220)	$39.94
Forfeited	—	—
Canceled	—	—
Nonvested at June 30, 2019	15,635	$56.79
Phantom Stock Unit Awards Expected to Vest	15,635	$56.79

The total unrecognized compensation costs calculated at June 30, 2019 are $872,000 which will be recognized through February of 2022. The Company will recognize the related expense over the weighted average period of 1.35 years.

7. LEASES

In the United States, the Company owns its two main operating facilities located in Exton, PA. In addition to the owned facilities, the Company also has operations in other locations that are leased, as well as other leased assets. In conjunction with the new guidance for leases, as defined by the FASB with ASU 2016-02, Leases (Topic 842), the Company has described the existing leases, which are all classified as operating leases, pursuant to the below.

Facility leases within the United States include a warehousing and distribution center in Houston, Texas, which currently provides manufacturing, stocking and sales operations, with the original lease term running through October 2019. In April 2019, the Company entered into a new operating lease agreement extending the lease term through October 2024. Additionally, the Company leases its corporate office space in Middletown, CT, with the lease term expiring in 2022.

In the United Kingdom, the Company leases a facility in Banbury, England, which serves sales, warehousing and operational functions with the lease term ending in March 2021.

In addition to the above property leases, the Company also has lease agreements in place for various fleet vehicles and equipment with various lease terms.

In the June 30, 2019 condensed consolidated balance sheet, the Company has recorded right-of-use assets of $770,000, and a lease liability of $789,000, of which $317,000 is reported as a current liability. The respective weighted average remaining lease term and discount rate are approximately 3.11 years and 3.73%.

As of June 30, 2019, payment of the lease liability over the next five years, which includes the related interest, is as follows:

Twelve Months Ending June 30,	Lease Liability Payments
(in thousands)
2020	$317
2021	262
2022	108
2023	42
2024	44
Thereafter	16

Total Lease Payments	$789

A similar description of the lease obligations for the previous year is disclosed in the Company’s December 31, 2018 Form 10-K.

Lease expense for the operating leases was approximately $75,000 and $150,000 for the three and six months ended June 30, 2019, respectively. Lease expense is allocated to each portion of the business generally based upon use, with the majority absorbed by manufacturing (cost of goods sold), and the remainder apportioned to selling, administrative and engineering.

8. SHAREHOLDERS’ EQUITY

As of June 30, 2019 and December 31, 2018, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share. At these same dates, the total number of outstanding shares was 10,094,322 and 10,091,822, shares held in Treasury was 59,311 and 61,811, and total shares issued was 10,153,633 for both periods.

During 2019 and 2018, upon approval of the Board of Directors (the “Board”) the Company has made regular quarterly dividend payments, as set forth in the following table:

Dividend Declared		Dividend Paid on or Before
Date	Price Per Share	Date	Amount
June 12, 2019	$0.28	July 3, 2019*	$2,826,000
December 13, 2018	$0.24	January 3, 2019**	$2,422,000
September 11, 2018	$0.24	October 2, 2018**	$2,422,000
June 6, 2018	$0.24	July 3, 2018**	$2,422,000
April 10, 2018	$0.22	April 30, 2018**	$2,220,000
December 13, 2017	$0.22	January 3, 2018**	$2,220,000

The number of shares outstanding during the related dividend period was *10,094,322 and **10,091,822.

In addition to the above dividend amounts, there were dividends approved by the Company’s foreign subsidiary during April 2018, which amounted to an outlay of cash of $491,000 to the foreign subsidiary’s noncontrolling interest, and again in July 2019, with the cash distribution to the noncontrolling interest of $137,000 paid during July 2019.

It should be noted that from time to time, the Board may elect to pay special dividends, in addition to or in lieu of the regular quarterly dividends, depending upon the financial condition of the Company.

The Board approved and granted a total of 2,500 restricted stock unit awards (the “Awards”) to be allocated to the existing non-employee directors of the Company. The Awards were approved by the shareholders’ of the Company at the annual meeting on June 11, 2019, and distributed on June 20, 2019. A Form S-8 registration statement, and the restricted stock unit award agreements, were filed with the SEC on December 13, 2018 (2,000 units) and May 24, 2019 (500 units). The related director compensation cost of approximately $217,000 was recognized during June 2019.

On April 4, 2014, the Company’s Board of Directors authorized an extension of its stock repurchase program without expiration, up to a maximum amount of $1,000,000. The original program established in December 2007 authorized the purchase of up to $5,000,000 of its common stock. The purchases may be made from time-to-time in the open market or in privately negotiated transactions, depending on market and business conditions. The Board retained the right to cancel, extend, or expand the share buyback program, at any time and from time-to-time. Since inception, the Company has purchased a total of 61,811 shares for approximately $932,000, or approximately $15 per share, which were held as treasury shares. The Company has not made any stock repurchases since 2014; however, as stated above, there were 2,500 shares distributed from treasury to non-employee directors during June 2019.

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

OVERVIEW

The Company is a leading manufacturer of flexible metal hose (also described as corrugated tubing), and is currently engaged in a number of different markets, including construction, medical, healthcare and pharmaceutical industries, manufacturing, transportation, petrochemical, pharmaceutical, healthcare and other industries.

The Company’s business is managed as a single operating segment that consists of the manufacture and sale of flexible metal hose, as well as the sale of the Company’s related proprietary fittings and a vast array of accessories. The Company’s products are concentrated in residential and commercial construction, and general industrial markets, with a comprehensive portfolio of intellectual property and patents issued in various countries around the world. The Company’s primary product, flexible gas piping, is used for gas piping within residential and commercial buildings. Through its flexibility and ease of use, the Company’s TracPipe® and TracPipe® CounterStrike® flexible gas piping, along with its fittings distributed under the trademarks AutoSnap® and AutoFlare®, allows users to substantially cut the time required to install gas piping, as compared to traditional methods. Developed for the healthcare industry, the Company’s newest product MediTrac® has received robust interest during its launch, and is generating high expectations. MediTrac® is used in hospitals, ambulatory care centers, dental, physician and veterinary clinics, laboratories, pharmaceutical installations, and any facility that uses medical or pure gas. Similar to TracPipe® CounterStrike®, the same flexibility of the corrugated medical tubing sold in long continuous lengths allows the product to be installed in health care facilities much more easily and safely than traditional medical grade rigid copper pipe. The Company’s products are manufactured at its Exton, Pennsylvania facilities in the United States, and in Banbury, Oxfordshire in the United Kingdom. Through the use of its broad network of independent outside sales organizations, such as sales representatives, the Company primarily sells its products to distributors, wholesalers and OEM’s, mostly throughout North America, and to a lesser extent in other global markets.

CHANGES IN FINANCIAL CONDITION

For the period ended June 30, 2019 vs. December 31, 2018

The Company’s cash balance of $23,920,000 at June 30, 2019, decreased $8,472,000 (26.2%) from the $32,392,000 balance at December 31, 2018. The Company made a net purchase of investments of $7,954,000 and paid regular quarterly dividends of $2,422,000 in April and January 2019. Additionally, consistent with prior years, the Company paid a significant amount of cash during the first quarter for obligations that were accrued as of the end of the preceding year, such as sales promotional incentive programs and various incentive related compensation. Those cash outflows were partially offset by income generated from operations during 2019. The condensed consolidated statement of cash flows is provided on page 7 which provides further details regarding changes in cash.

Investments were $22,898,000 and $14,944,000 as of June 30, 2019 and December 31, 2018, respectively, increasing $7,954,000 or 53.2%. During 2019, the Company invested excess funds in various liquid interest earning instruments including U.S. Treasury bills. These investments are stated at fair value, which approximates amortized cost, and are classified as available-for-sale in accordance with Accounting Standards Codification 320, Investments – Debt and Equity Securities (or “ASC 320”). Maturities, from the date of purchase, were six months or less.

Accrued Compensation was $2,273,000 at June 30, 2019, compared to $5,295,000 at December 31, 2018, decreasing $3,022,000 (57.1%). A significant portion of the liability that existed at year end related to incentive compensation earned in 2018. As is customary, the liability was then paid during the first quarter of the following year, or 2019, thus diminishing the balance. The liability now represents amounts earned during the current year.

RESULTS OF OPERATIONS

Three-months ended June 30, 2019 vs. June 30, 2018

The Company reported comparative results from continuing operations for the three-month periods ended June 30, 2019 and 2018 as follows:

	Three-months ended June 30,
	(in thousands)
	2019	2019	2018	2018
Net Sales	$26,809	100.0%	$26,847	100.0%
Gross Profit	$16,736	62.4%	$16,214	60.4%
Operating Profit	$5,144	19.2%	$6,358	23.7%

Net Sales. The Company’s 2019 second quarter sales of $26,809,000 were essentially flat with the second quarter of 2018, which generated sales of $26,847,000. The Company continues to see sustained demand for our products and maintain a dominant position in our core market.

Gross Profit. The Company’s gross profit margins were 62.4% and 60.4% for the three-months ended June 30, 2019 and 2018, respectively.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was very similar for the three-months ended June 30, 2019 and 2018, being $4,300,000 and $4,281,000, respectively. Selling expenses as a percent of net sales were also 16.0% for both periods.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $6,140,000 and $4,465,000 for the three-months ended June 30, 2019 and 2018, respectively, thus increasing by $1,675,000 or 37.5%. Legal and product liability defense costs increased $1,892,000, associated primarily with one pending class action case, which the Company continues to vigorously defend itself against. There was also an increase in director compensation connected to the shares awarded to the non-employee directors upon approval by the shareholders in June 2019. The impact of these items was however partially offset by a decrease in incentive compensation of $517,000 primarily resulting from a softening in the stock price from the surge experienced during the first quarter of 2019, which decreased the phantom stock expense. As a percentage of sales, general and administrative expenses increased to 22.9% for the three-months ended June 30, 2019 from 16.6% for the three-months ended June 30, 2018.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $1,152,000 and $1,110,000 for the three-months ended June 30, 2019 and 2018, respectively, increasing by $42,000 or 3.8%, partially associated with the progression of the Company’s new MediTrac® corrugated medical tubing product, as well as other promising applications such as the DoubleTrac® offerings. Engineering expenses increased as a percentage of sales, being 4.3% for the three-months ended June 30, 2019, and 4.1% for the same period in 2018.

Operating Profits. Reflecting all of the factors mentioned above, operating profits were $5,144,000 and $6,358,000 for the quarters ended June 30, 2019 and 2018, respectively, decreasing by $1,214,000 or 19.1%.

Interest Income (Expense)-Net. Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. The Company recorded $236,000 and $94,000 of interest income during the second quarters of 2019 and 2018, respectively.

Other Income (Expense)-Net. Other Income (Expense)-net primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our UK subsidiary. There was expense of $33,000 and $76,000 recorded during the second quarter 2019 and 2018, respectively.

Income Tax Expense. Income Tax Expense was $1,325,000 for the second quarter of 2019, compared to $1,564,000 for the same period in 2018. The $239,000 or 15.3% decrease in tax expense was largely the result of the decrease in income before taxes. A lower rate was in effect during the second quarter of both 2019 and 2018 attributable to the Tax Cuts and Jobs Act enacted at the end of 2017. The Act reduced the U.S. federal tax rate from 35% to 21%, effective for the Company’s 2018 tax year. The Company’s tax provision also reflects other changes as a result of the Act, including the impact of the Global Intangible Low Taxed Income provisions, and changes effecting the deductibility of certain executive compensation.

Six-months ended June 30, 2019 vs. June 30, 2018

The Company reported comparative results from continuing operations for the six-month periods ended June 30, 2019 and 2018 as follows:

	Six-months ended June 30,
	(in thousands)
	2019	2019	2018	2018
	($000)%		($000)%
Net Sales	$53,597	100.0%	$52,244	100.0%
Gross Profit	$33,682	62.8%	$31,247	59.8%
Operating Profit	$10,735	20.0%	$11,858	22.7%

Net Sales. The Company’s sales for the first six months 2019 of $53,597,000 increased $1,353,000 or 2.6% over the first six months of 2018, which generated sales of $52,244,000.

Gross Profit. The Company’s gross profit margins were 62.8% and 59.8% for the six-months ended June 30, 2019 and 2018, respectively. The Company has experienced strong expansion in gross profit due to robust pricing actions, and a focus on costs and operating leverage.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $8,810,000 and $8,695,000 for the six-months ended June 30, 2019 and 2018, respectively, representing an increase of $115,000 or 1.3%. Selling expenses as a percent of net sales compared to last year, were 16.4% for the six-months ended June 30, 2019, and 16.6% for the six-months ended June 30, 2018, decreasing slightly.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $11,644,000 and $8,554,000 for the six-months ended June 30, 2019 and 2018, respectively, thus increasing by $3,090,000 or 36.1%. Legal and product liability defense costs increased $2,487,000, associated primarily with one pending class action case, which the Company continues to vigorously defend itself against. The Company also experienced an increase in the phantom stock portion of incentive compensation expense between years, and an increase in director compensation due to the distribution of shares awarded to the non-employee directors upon approval by the shareholders in June 2019. As a percentage of sales, general and administrative expenses increased to 21.7% for the six-months ended June 30, 2019 from 16.4% for the six-months ended June 30, 2018.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $2,493,000 and $2,140,000 for the six-months ended June 30, 2019 and 2018, respectively, increasing by $353,000 or 16.5%, partially associated with the progression of the Company’s new MediTrac® corrugated medical tubing product, as well as other promising applications such as the DoubleTrac® offerings. Engineering expenses increased as a percentage of sales, being 4.7% for the six-months ended June 30, 2019, and 4.1% for the same period in 2018.

Operating Profits. Reflecting all of the factors mentioned above, operating profits were $10,735,000 and $11,858,000 for the quarters ended June 30, 2019 and 2018, respectively, decreasing by $1,123,000 or 9.5%.

Interest Income (Expense)-Net. Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. The Company recorded $456,000 and $145,000 of interest income during the first six months of 2019 and 2018, respectively.

Other Income (Expense)-Net. Other Income (Expense)-net primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our UK subsidiary. There was income of $5,000 recorded during the first six months of 2019, and expense of $40,000 for the same period in 2018.

Income Tax Expense. Income Tax Expense was $2,743,000 for the first six months of 2019, compared to $2,948,000 for the same period in 2018. The $205,000 or 7.0% decrease in the tax expense was largely the result of the decrease in income before taxes. A lower rate was in effect during the first six months of both 2019 and 2018 attributable to the Tax Cuts and Jobs Act enacted at the end of 2017. The Act reduced the U.S. federal tax rate from 35% to 21%, effective for the Company’s 2018 tax year. The Company’s tax provision also reflects other changes as a result of the Act, including the impact of the Global Intangible Low Taxed Income provisions, and changes effecting the deductibility of certain executive compensation.

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

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on any known collection issues, historical experience, and other currently available evidence. The reserve for future credits, discounts, and doubtful accounts was $946,000 and $985,000 as of June 30, 2019 and December 31, 2018, respectively. In regards to identifying uncollectible accounts, the Company reviews an aging report on a consistent basis to determine past due accounts, and utilizes a well-established credit rating agency. The Company charges off those accounts that are deemed uncollectible once all collection efforts have been exhausted.

Investments

The Company invests excess funds in liquid interest earning instruments including US Treasury bills and bank time deposits. These investments are stated at fair value, which approximates amortized cost, and are classified as available-for-sale in accordance with ASC 320, Investments – Debt and Equity Securities. Investments were $22,898,000 and $14,944,000 as of June 30, 2019 and December 31, 2018, respectively. Maturities, from the date of purchase, were six months or less.

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

Goodwill

In accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2018. This analysis did not indicate any impairment of goodwill. There were no circumstances that indicate that goodwill might be impaired during the six months ended June 30, 2019.

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

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of June 30, 2019, each of the Company’s leases are classified as operating leases.

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

As permitted under ASU 2018-11, the Company elected the optional transition method to adopt the new leases standard. Under this new transition method, the Company initially applied the new leases standard at the adoption date of January 1, 2019 and would have recognized a cumulative-effect adjustment, if appropriate, to the opening balance of retained earnings in the period of adoption. No cumulative-effect adjustment was recognized. The Company’s reporting for the comparative periods prior to 2019 in the financial statements are presented in accordance with existing GAAP in effect for 2018 and earlier (ASC Topic 840, Leases).

The impact of the adoption of this new standard resulted in an increase to the Company’s operating lease assets and liabilities on January 1, 2019 of approximately $800,000. The implementation did not have a material impact on the Company’s consolidated statements of income and statements of cash flows.

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

Earnings per Common Share

Basic earnings per share have been computed using the weighted-average number of common shares outstanding. For the periods presented, there are no dilutive securities. Consequently, basic and diluted earnings per share are the same.

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

The Company reflected the effects of the Tax Cuts and Jobs Act (the “Act”) in its financial statements during the 2017 enactment period. This included the effects of the change in the US Corporate tax rate from 35% to 21% on deferred tax assets and liabilities, and a provision related to previously deferred taxes on earnings of the Company’s foreign subsidiary. The Company’s tax expense for the periods ended June 30, 2019 and 2018 included the continuing effect of the reduction in the U.S. federal tax rate from 35% to 21%, effective for those respective tax years. The Company’s tax provision also reflects other changes as a result of the Act, including the impact of the Global Intangible Low Taxed Income (“GILTI”) provisions, and changes effecting the deductibility of certain executive compensation.

Other Comprehensive Income

For the three and six months ended June 30, 2019 and 2018, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentration

The Company has one significant customer which represented more than 10% of the Company’s Accounts Receivable at June 30, 2019 and December 31, 2018. That same customer represented more than 10% of the Company’s total Net Sales for the six months ended June 30, 2019 and 2018. Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are consistent with those discussed in detail in the Company’s December 31, 2018 Form 10-K.

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

As of June 30, 2019, the Company had a cash balance of $23,920,000. Additionally, the Company has a $15,000,000 line of credit available, as discussed in detail in Note 4, which had no borrowings outstanding upon it at June 30, 2019. At December 31, 2018, the Company had a cash balance of $32,392,000, with no borrowings against the line of credit.

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

For the first six months of 2019, the Company’s operating activities provided cash of $5,079,000, compared to the first six months of 2018 which provided cash of $6,087,000, a difference of $1,008,000. For details of the operating cash flows refer to the condensed consolidated statements of cash flows in Part I – Financial Information on page seven.

Investing Activities

Cash used in investing activities during the first six months of 2019 and 2018 was $8,676,000 and $708,000, respectively. During 2019, cash was used to purchase short-term investments of $22,954,000, which was partially offset by cash received from net proceeds from the sale of short-term investments of $15,000,000. There were also capital expenditures during 2019 amounting to $722,000. All of the investing activities during the first six months of 2018 were capital in nature. The capital spending during both 2019 and 2018 related to various projects, with prominent spending designated for the new MediTrac products.

Financing Activities

All financing activities relate to dividend payments, which are detailed in Note 8, Shareholders’ Equity. Dividend payments through the first six months of 2019 and 2018, amounted to $4,844,000 and $4,931,000 respectively.

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

Item 4 – Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

At the end of the fiscal second quarter of 2019, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission. The Company’s management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934. Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

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

The Company has in place commercial general liability insurance policies that cover most Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $1,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $1,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims, excluding the putative class action case, as of June 30, 2019 is estimated to not exceed approximately $3,200,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered, and outstanding or anticipated settlements for Claims. The liabilities recorded on the Company’s books at June 30, 2019 and December 31, 2018 were $228,000 and $150,000, respectively, and are included in Other Liabilities.

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

OMEGA FLEX, INC.
(Registrant)

Date: August 5, 2019	By:	/S/ Paul J. Kane
Paul J. Kane
Vice President – Finance
and Chief Financial Officer