Form 10-K
period 2019-12-31
Omega Flex, Inc.
filed 2020-03-09
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ______________________

Commission File Number	000-51372

Omega Flex, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-1948942
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

451 Creamery Way, Exton, PA	19341
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	610-524-7272

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common	OFLX	NASDAQ Global Market

Securities registered pursuant to section 12(g) of the Act:

Not applicable

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” and “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

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

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 28, 2019, the last business day of the second quarter of 2019, was $220,797,258.

The number of shares of common stock outstanding as of March 1, 2020 was 10,094,322.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated by reference from the registrant’s definitive proxy statement (to be filed pursuant to Regulation 14A no later than April 29, 2020) for the 2020 annual meeting of shareholders to be held on June 3, 2020.

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

The Company is a leading manufacturer of flexible metal hose, which is used in a variety of ways to carry gases and liquids within their particular applications. Some of the more prominent uses include:

●	carrying fuel gases within residential and commercial buildings;

●	carrying gasoline and diesel gasoline products (both above and below the ground) in a double containment piping to contain any possible leaks, which is used in automotive and marina refueling, and fueling for back-up generation;

●	using copper-alloy corrugated piping in medical or health care facilities to carry medical gases (oxygen, nitrogen, vacuum) or pure gases for pharmaceutical applications; and

●	industrial applications where the customer requires the piping to have both a degree of flexibility and/or an ability to carry corrosive compounds or mixtures, or to carry at both very high and very low (cryogenic) temperatures.

The Company manufactures flexible metal hose at its facilities in Exton, Pennsylvania, and Houston, Texas in the United States, and in Banbury, Oxfordshire in the United Kingdom, and primarily sells its products through distributors, wholesalers and to original equipment manufacturers (“OEMs”) throughout North America and Europe, and to a lesser extent other global markets.

Industry Overview

The flexible metal hose industry is highly fragmented and diverse, with more than 10 companies producing flexible metal hose in the United States, and at least that many in Europe and Asia. Because of its simple and ubiquitous nature, flexible metal hose can be applied and has been applied to a number of different applications across a broad range of industries.

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

Over the years, most of the Company’s business has been generated from Omega Flex, Inc., and concentrated in North America, but the Company also has foreign subsidiaries located in the United Kingdom, which are largely focused on European and other international markets. The Company also has a local subsidiary which owns the Company’s Exton, Pennsylvania real estate.

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

In 2008, the Company introduced its first double containment piping product – DoubleTrac®. DoubleTrac® double containment piping has earned stringent industry certifications for its ability to safely contain and convey liquid fuels. DoubleTrac® received certification from Underwriters Laboratory, the testing and approval agency, that our product is fully compliant with UL971A, which is the product standard in the United States for metallic underground fuel piping, ULc S667 which is the product standard in Canada for metallic underground fuel piping, as well as approvals from other relevant state agencies that have more stringent testing procedures for the product. Similar to our flexible gas piping, DoubleTrac® provides advantages over older rigid pipe technologies. DoubleTrac® is made and can be installed in long continuous runs, eliminating the need for manually assembling rigid pipe junctions at the end of a pipe or at a turn in direction. In addition, DoubleTrac® has superior performance in terms of its ability to safely convey fuel from the storage tank to the dispenser, primarily because DoubleTrac® is essentially a zero permeation piping system, far exceeding the most stringent government regulations. Originally designed for applications involving automotive fueling stations running from the storage tank to the fuel dispenser, the ability of DoubleTrac® to handle a variety of installation challenges has broadened its applications to include refueling at marinas, fuel lines for back-up generators, and corrosive liquids at waste treatment plants. In short, in applications where double containment piping is required to handle potentially contaminating fluids or corrosive fluids, DoubleTrac® is engineered to handle those demanding applications.

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

In September 2013, the Company announced that it would be releasing a newly developed fitting, AutoSnap®, as part of its flexible gas piping product line. After successfully completing all required testing by independent testing agencies, as well as extensive field trials across the United States by trained TracPipe® CounterStrike® installers, AutoSnap® was officially introduced to the market in January 2014 to wide acceptance. With its patent-pending design, the product simplified the installation process, and addressed installer preferences for both speed and ease of installation. The AutoSnap® fitting now commands a significant portion of the Company’s fittings demand.

In 2019, the Company commercialized MediTrac®, corrugated medical tubing (“CMT”), following its 2018 launch with several beta sites. Developed for the healthcare industry, the product can be used in hospitals, ambulatory care centers, dental, physician and veterinary clinics, laboratories, and any facility that uses medical gas. Made from a copper alloy with an exterior fire-retardant jacket, MediTrac® is made and sold in long continuous-length rolls. MediTrac’s flexible nature and storage in rolls allows it t to be transported to and installed in health care facilities much more easily and quickly than traditional medical grade rigid copper pipe, which comes in 20 foot long sections. MediTrac® is unrolled from a spool and installed in a medical facility in one long continuous length, and is bent by hand when a change in direction is needed. The long lengths and ability to change direction with ease eliminates labor that would otherwise be needed to braze connections to straight sections of copper pipe or elbows or tees for changes in direction, while increasing installation efficiency and operational safety and minimizing downtime for healthcare facilities. Easy to assemble axial swaged brass fittings connect with all K, L and DWV medical tubing that is sized from ½” to 2” in diameter, and provides a leak-tight seal using ordinary hand tools. The patent-pending fitting also prevents tampering or disassembly through the use of a tamper-proof sleeve that is required by the Health Care Facilities Code (NFPA 99 – 2018 edition). Rated for 185 psig, MediTrac® can deliver the necessary volume of gas wherever it is needed across a facility. A recent case study comparing the installation of rigid copper pipe and MediTrac® showed that MediTrac® increases installation efficiency by a factor of five (i.e., a 500% increase in efficiency). By reducing the number of joints and brazed connections, MediTrac® also reduces possible contamination into the medical gas system along with the fire risk associated with brazing. . MediTrac® is currently listed to UL 1365 and has an ASTM E84 rating of 25/50, and meets all 2018 requirements of the Health Care Facilities Code (NFPA 99 – 2018).

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

Raw Materials

We use various materials in the manufacture of our products, primarily stainless steel for our flexible metal hose and plastics for our jacketing material on TracPipe® CounterStrike® flexible gas piping and DoubleTrac® double containment piping, as well as a copper alloy for our MediTrac® CMT. We also purchase all of our proprietary fittings for use with the TracPipe® and CounterStrike® flexible gas piping, DoubleTrac® double containment piping, and MediTrac® CMT. Although we have multiple sources qualified for all of our major raw materials and components, we have historically used only one or two sources of supply for such raw materials and components. Our current orders for stainless steel and fittings are each placed with one or two suppliers. If any one of these sources of supply were interrupted for any reason, then we would have to devote additional time and expense in obtaining the same volume of supply from our other qualified sources. This potential transition, if it were to occur, could affect our operations and financial results during the period of such transition. During 2019, the commodity prices of nickel were reasonably similar to last year, but ended higher. Copper was reasonably flat. The Company experienced increases in most of its core components, as our vendors sought to recoup pricing and production burdens. Nickel is a prime material in stainless steel which the Company utilizes to manufacture CSST, and copper is a key component of the Company’s brass fittings and our MediTrac® CMT. Fortunately, the Company was able to maintain reasonably stable margins during 2019. This was accomplished by implementing our own pricing actions to help offset the upward movements in our material costs. The supply of our main raw materials appears to be sufficient with ample volume. We believe that with our purchase commitments for stainless steel, polyethylene and for our proprietary fittings, we have adequate sources of supply for these raw materials and components. We have not had difficulty in obtaining the raw materials, component parts or finished goods from our suppliers. We believe that the supply sufficiency of stainless steel will continue until there is a reduction in global capacity, such as mine closures, which would then cause a constriction. Volatility in the commodities marketplace and competitive conditions in the sale of our products could potentially restrict us from passing along raw materials or component part price increases to our customers.

Business Seasonality

The demand for our flexible piping products that are related to construction activity including TracPipe®, Counterstrike®, DoubleTrac® and MediTrac®, may be affected by the construction industry’s demand, which generally tightens during the winter months of each year due to cold and inclement weather. Accordingly, sales are usually higher in the spring, summer and fall.

Customers

We sell our products to customers scattered across a wide and diverse set of industries ranging from construction to pharmaceutical with close to 9,500 customers on record. These sales channels include sales through independent sales representatives, distributors, original equipment manufacturers, direct sales, and sales through our website on the internet. We utilize various distribution companies in the sale of our TracPipe® and Counterstrike® flexible gas piping, and these distribution customers in the aggregate represent a significant portion of our business. In particular, the Company has one significant customer, Ferguson Enterprises, whose various branches had sales in the range of 14% to 15% of total sales during the period of 2017 to 2019, and was in the range of 22% to 24% of the Company’s accounts receivable balance over the last two years. All of this business is done on a purchase order basis for immediate resale commitments or stocking, and there are no long-term purchase commitments. In the event we were to lose an account, we would not expect any long-term reduction in our sales due to the broad end-user acceptance of our products. We would anticipate that in the event of a loss of any one or more distributors, that after an initial transition period, the sale of our products would resume at or near their historical levels. Furthermore, in the case of certain national distribution chains, which is the case regarding the Company’s largest customer noted above, and other distributors, it is possible that there would continue to be purchasing activity from one or more regional or branch distribution customers. We sell our products within North America, primarily in the United States and Canada, and we also sell our products internationally, primarily in Europe through our manufacturing facility located in Banbury, England. Our sales outside of North America were in the range of 10% to 11% of our total sales during the last three years, with most of the sales occurring in the United Kingdom and elsewhere in Europe. We do not have a material portion of our long-lived assets located outside of the United States.

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

Competition

There are approximately 10 manufacturers of flexible metal hose in the United States, and approximately that number in Europe and Asia. The U.S. manufacturers include Titeflex Corporation, Ward Manufacturing, Microflex, United Flexible, Hose Master and several smaller privately held companies. No one manufacturer, as a general rule, participates in more than two of the major market categories, automotive, aerospace, residential and commercial construction, and general industrial, with most concentrating in just one. We estimate that we are at or near the top position of the two major categories in which we participate in regards to market share. In the flexible gas piping market, the U.S. market is currently concentrated in the residential housing market. Based on the reports issued by the national trade groups on housing construction, the level of acceptance of flexible gas piping in the construction market, and the average usage of flexible gas piping in a residential building, as well as through our sales position within that market, we are able to estimate with a high level of accuracy the size of the total gas piping market. In addition, the Company is a member of an industry trade group, which compiles and distributes sales statistics for its members relative to flexible gas piping. For other applications, industry trade groups collect and report on the size of the relevant market, and we can estimate our percentage of the relevant market based on our sales as compared to the market as a whole. The larger of our two markets, the construction industry, has seen a modest increase in the number of residential housing starts in 2019, as compared to the previous year. As discussed elsewhere, black iron pipe or copper tubing was historically used by all builders of commercial and residential buildings until the advent of flexible gas piping and changes in the relevant building codes. Since that time, flexible gas piping has taken an increasing share of the total amount of fuel gas piping used in construction.

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

Intellectual Property

We have a comprehensive portfolio of intellectual property, including approximately 270 patents issued in various countries around the world. The patents cover (a) the fittings used by the flexible gas piping to join the piping to a junction or assembly, (b) pre-sleeved CSST for use in underground applications, (c) an electrically conductive jacket for flexible gas piping that we sell under the trademark CounterStrike®, and (d) a tubing containment system for our DoubleTrac® double containment piping and CMT fittings. In combination, our AutoFlare® and AutoSnap® fittings are the leading products used with flexible gas piping because they offer a metal-to-metal seal between the fitting and the tubing, and because of their robustness and ease of use. The metal-to-metal contact provides for a longer lasting and more reliable seal than fittings which use gaskets or sealing compounds that can deteriorate over time. In applications involving fuel gases in a building, the ability to maintain the seal and prevent the leaking of such gases over long periods of time is valued by our customers. In addition, the AutoSnap® fitting provides the installer with greater ease of use by preassembling all the securing elements inside the body of the fitting. We also have received a patent for the composition of the polyethylene jacket used in our CounterStrike® flexible gas piping product, which has increased ability to dissipate electrical energy in the event of a nearby lightning strike. The tubing containment system of our DoubleTrac® double containment piping, which is also patented in the U.S. and in other countries, allows for the monitoring and collection of any liquids that may leak from the stainless steel containment layer. We have filed patent applications for the MediTrac® fittings to cover the unique requirements in the United States for fittings that permanently affix the fitting to the CMT system, and provides a tamper-proof connection to the CMT system. The expiration dates for the several patents covering our AutoFlare® fittings will be expiring through 2020 and the Counterstrike® patent will expire in 2025. We currently have several patent applications pending in the United States and internationally covering improvements to our AutoFlare® fittings and our CounterStrike® polyethylene jacket, and also have a patent pending on our new AutoSnap® fitting. Finally, and as mentioned above, our unique rotary process for manufacturing flexible metal hose has been developed over the last ten years, and constitutes a valuable trade secret. In 2007, a Pennsylvania court issued a ruling that confirms our proprietary rotary manufacturing process does constitute a “trade secret” under Pennsylvania law, and is entitled to protection against unauthorized disclosure or misappropriation.

Employees

As of December 31, 2019, the Company had 151 employees. Most of our employees are located in our manufacturing facilities in Exton, Pennsylvania, which contain our factory personnel, engineering, finance, human resources and most of our sales staff. Our factory workforce in Exton, Pennsylvania, is not party to a collective bargaining agreement. A small amount of employees work at our facility in Houston, Texas. We also maintain an office in Middletown, Connecticut where certain management, sales and administrative personnel reside. A number of individual sales personnel are also scattered across the United States. We also maintain a manufacturing facility in Banbury, United Kingdom, which contains employees of similar functions to those in the U.S., but on a much smaller scale. The sales personnel in England handle all sales and service for our products in Europe, most notably the United Kingdom, and the majority of our transactions with other international territories.

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

Internet Website

You may learn more about our company by visiting our website at www.omegaflexcorp.com. Among other things, you can access our filings with the Securities and Exchange Commission, which maintains a website at www.sec.gov that contains the Company’s various reports, proxy and information statements. These filings include proxy statements, annual reports (Form 10-K), quarterly reports (Form 10-Q), and current reports (Form 8-K), as well as Section 16 reports filed by our officers and directors (Forms 3, 4 and 5). All of these reports will be available on the website as soon as reasonably practicable after we file the reports with the SEC. In addition, we have made available on our website under the heading “Compliance Policies” the charters for the Audit, Compensation and Nominating/Governance Committees of our Board of Directors and our Code of Business Ethics. We intend to make available on our website any future amendments or waivers to our Code of Business Ethics. The information on our website is not part of this report.

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

Most of the Company’s sales are derived from the sale of TracPipe® and CounterStrike® flexible gas piping systems, including Autoflare® and AutoSnap® fittings and a variety of accessories. Sales of our flexible metal hose for other applications represent a small portion of our overall sales and income. Any event or circumstance that adversely affects our TracPipe® or CounterStrike® flexible gas piping could have a greater impact on our business and financial results than if our business were more evenly distributed across several different product lines. The effects of such an adverse event or circumstance would be magnified in terms of our Company as a whole as compared to one or more competitors whose product lines may be more diversified, or who are not as reliant on the sales generated by their respective flexible gas piping products. Therefore, risks relating to our TracPipe® and CounterStrike® flexible gas piping business – in particular loss of distributors or sales channels, technological changes, loss of our key personnel involved in the flexible gas piping product line, increases in commodity prices, particularly in stainless steel and polyethylene – could damage our business, competitive position, results of operations or financial condition.

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

As a manufacturer of flexible metal hose, we must use certain raw materials in the manufacture of the hose. The primary raw material is stainless steel that is used in the forming of the hose, and various other steel products used in the wire braid overlay over some flexible metal hoses for additional strength and durability, as well as copper alloy for MediTrac® CMT. We also use polyethylene in pellet form for the forming and extrusion of a polyethylene jacket over CSST for use in fuel gas applications, underground installations, and other installations that require that the metal hose be isolated from the environment. Finally, we also purchase our proprietary brass and stainless steel fittings used with the flexible metal hose that provide a mechanical means of attaching the hose to an assembly or junction. We attempt to limit the effects of volatile raw material prices, and to ensure adequate and timely supply of material, by committing to annual purchase contracts for the bulk of our steel and polyethylene requirements, and for our fitting requirements. The contracts typically represent a significant portion of the Company’s annual planned usage, and are set at a designated fixed price or a range of prices. These agreements sometimes require the Company to accept delivery of the commodity in the quantities committed, at the agreed upon prices. Transactions in excess of the pre-arranged commitments are conducted at current market prices at the Company’s discretion. The Company has identified multiple qualified vendors to produce or manufacture our critical purchase requirements. The Company does however tend to rely on one or two sources for each or our primary components to leverage the relationship and pricing. Therefore, there is no assurance that the Company would be able to eliminate all or most of the adverse effects of a sudden increase in the cost of materials or key components, or that the loss of one or more of our key sources would not lead to higher costs or a disruption in our business, which could damage our business, competitive position, results of operations or financial condition.

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

With increasing debate on the effect of human activities on climate change, there has been a focus on transitioning energy and heating in buildings away from fossil fuels, such as natural gas and liquid propane. Several municipalities in the United States have announced policy decisions to move away from fossil fuel applications in the future. Although there are significant technical and economic hurdles, it is possible that a large scale movement, in individual cities and states or on a federal level, away from fossil fuels may increase in the future. Such moves could reduce the demand for our flexible gas piping products, which represent a major part of the company’s sales and net profits. As a result, it is possible in the future that proposals to limit or eliminate the use of fossil fuels could adversely impact the financial results of the company, perhaps materially.

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

In the past, the Company has needed to protect itself and resort to legal action, in one instance regarding a trade secret, and in another where we sued a flexible gas pipe competitor for infringement on one or more of our U.S. patents covering our AutoFlare® fittings. In both instances, the Company received favorable rulings, thus solidifying the validity of our intellectual property. Although the Company has had past success, the results we may obtain from resorting to any such legal proceedings are never assured, and it is possible that an adverse decision may be delivered in any particular proceeding. As a result, we may not be able to retain the exclusive rights to utilize and practice such intellectual property rights, and one or more of our competitors could utilize and practice such intellectual property rights. This development may lessen our competitive advantage vis-à-vis one or more competitors, and lead to a reduction in sales volume in one or more product lines, a reduction in profit margin in such product lines, or both, which would damage our business, competitive position, results of operations or financial condition.

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

We are currently not carrying any long-term debt, although the Company has a line of credit facility available for use as described in Note 5, Line of Credit, to the Consolidated Financial Statements included in this report. We may consider borrowing funds for purposes of working capital, capital purchases, research and development, potential acquisitions and business development. If we do use credit facilities, interest costs associated with any such borrowings and the terms of the loan could potentially adversely affect our profitability. Additionally, the current line of credit has debt covenants associated with it which may restrict the level of borrowing the Company may take on. Lack of access to financing, or desirable terms or at all, could damage our business, competitive position, results of operations or financial condition.

Changes in the method pursuant to which the LIBOR rates are determined and potential phasing out of LIBOR after 2021 may affect our financial results.

Borrowings under our line of credit facility bear interest at variable rates based on LIBOR or Prime. The LIBOR or Prime rates and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit rates for the calculation of LIBOR rates after 2021, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, interest rates on our current or future debt obligations may be adversely affected.

Our business may be subject to varying demands based on market interest rates.

Our TracPipe® and CounterStrike® flexible gas piping products are used in the construction industry, both in residential, commercial and industrial segments, for the piping of fuel gas within a building. The demand for new or remodeled construction in the construction industry – and in particular the residential construction industry – is susceptible to fluctuations in interest rates charged by banks and other financial institutions as well as consumer demand. The purchasers of new or remodeled construction generally finance the construction or acquisition of the residential, commercial or industrial buildings, and any increase in the interest rates on such financing will raise the acquisition cost of the potential purchaser. While interest rates have been reasonably low over the recent past, they have increased slightly over the last year. If costs increase significantly, a higher amount of potential buyers may not be able to support the level of financing under a higher interest rate environment. Increased acquisition costs may lead to a decline in the demand for new or remodeled construction, and as a result may also lead to a reduced demand for our products used in construction industry, which could damage our business, competitive position, results of operations or financial condition.

Our business may be subject to cyclical demands.

The demand for our products may be subject to cyclical demands in the markets in which we operate. Our customers who use our products in industrial and commercial applications are generally manufacturing capital equipment for their customers. Similarly, our TracPipe® and CounterStrike® flexible gas piping products are used primarily in residential construction, both in single-family buildings, and in larger multi-unit buildings. Should there be any change in factors that affect the rate of new residential construction, our growth rate would likely be impacted. To the extent that interest rates increase, in conjunction with an economic cycle or as part of the general economic conditions in the United States or abroad, the demand for our products in such applications may decrease as well, which could damage our business, competitive position, results of operations or financial condition.

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

Our business may be subject to the impact of currency volatility.

The Company has operations in the United Kingdom, and does business transactions elsewhere in the world outside of the United States. While the magnitude of these transactions outside of the United States have thus far not been significant, and typically not in currencies of high volatility, it is possible that they could be material. In June 2016, the United Kingdom made the decision to leave the European Union, an event commonly known as Brexit, as described below. As a result of Brexit, and the political and economic uncertainty that ensued, the British Pound weakened in comparison to other currencies. This in turn had a direct negative impact on the Company’s financial statements and results, most notably during 2018, as we experienced losses when settling transactions in other currencies, and experienced unfavorable results due to the translation of financial statements with a lower exchange rate. During 2017 and 2019 the impact of currency volatility on the financial statements was not as severe, but going forward, it is possible that the British Pound, other currencies that we engage in, or even the U.S. Dollar may weaken, and materially impact the financial position, operations and liquidity of the Company.

A cyber attack or other computer system breach could harm us.

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

Our business may be subject to the impact of Brexit.

The Company’s main operating subsidiary, Omega Flex Limited, is headquartered in Banbury, United Kingdom. The result of the referendum held by the United Kingdom during June 2016 to withdraw from the European Union (“Brexit”) has created a level of uncertainty regarding the final terms of that withdrawal that has not yet been completely agreed upon by the United Kingdom (UK) and the European Union (EU). Some clarity was provided during January 2020, when the UK officially left the EU, but the UK and EU have now entered a transition period which is anticipated to last approximately one year. Depending upon the negotiated terms reached by the parties, there could be risks related to border and customs controls and on the movement of people and goods between the UK and EU, and the rest of the world. These border and customs controls could increase costs on materials imported into the UK and finished goods exported from the UK. In addition, it is possible that logistical delays created by those controls could delay shipments of materials and supplies into the Banbury manufacturing plant, and could also affect our ability to ship goods to customers outside of the UK, into the EU, Africa, and the Near East. Omega Flex Limited has stockpiled materials and supplies for its manufacturing operations in Banbury in light of Brexit, and are positioned to stage some finished goods inventory in warehouses in the EU, in an attempt to cushion any possible adversity experienced regarding changes in border and customs controls. Most of the business of Omega Flex Limited is domestic, and should therefore not be unduly disrupted. However, the macroeconomic effects of Brexit on the economies of the UK and the EU are unknown, and those effects could dampen economic activity and the overall demand for the Company’s products in those markets. However, it is not expected that increased costs, logistical delays, nor possible economic declines in those markets would be material to the Company.

Our business may be subject to macroeconomic effects caused by increased trade tariffs and reduced international trade, as well as other global risks.

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

Conflicts, wars, natural disasters, infectious disease outbreaks or terrorist acts could also cause significant damage or disruption to our operations, employees, facilities, systems, suppliers, supply chain, distributors, resellers or customers in the United States and internationally for extended periods of time and could also affect demand for our products. In December 2019, a strain of coronavirus surfaced in Wuhan, China, and the outbreak appears to be spreading throughout the region and the world. The extent to which the coronavirus impacts our operations and our results will depend on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the coronavirus and the actions to contain or treat its impact, among others.

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

The Company has in place commercial general liability insurance policies that cover most Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $1,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $1,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims, excluding the Missouri class action case, as of December 31, 2019 is estimated to not exceed approximately $3,300,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered, and outstanding or anticipated settlements for Claims. The liabilities recorded on the Company’s books at December 31, 2019 and December 31, 2018 were $215,000 and $150,000, respectively, and are included in Other Liabilities.

Item 4 – MINE SAFETY DISCLOSURES

The Company does not have any disclosures applicable to mine safety.

PART II

Item 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is listed on the NASDAQ Global Market, under the symbol OFLX. The number of shareholders of record as of December 31, 2019, based on inquiries of the registrant’s transfer agent, was 338. For this purpose, shareholders whose shares are held by brokers on behalf of such shareholders (shares held in “street name”) are not separately counted or included in that total.

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

The following graph shows the changes on a cumulative basis in the total shareholder return on the Omega Flex common stock, and compares those changes in shareholder return with the total return on the S&P 500 Index and the total return on the S&P 500 Building Products Index. The graph begins with a base value of $100 on December 31, 2014, and shows the cumulative changes over the last five years, ending on December 31, 2019. The graph assumes $100 was invested on December 31, in each of the three alternatives, and that all dividends have been reinvested.

Company / Index	Base Period 12/31/14	Indexed Returns – Year Ending
	12/14	12/15	12/16	12/17	12/18	12/19

Omega Flex, Inc.	100.00	89.21	152.95	197.78	151.97	314.62
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
S&P Building Products	100.00	125.42	134.51	150.02	113.44	168.25

Dividends

The Company currently has a policy of paying regular quarterly dividends, which is expected to continue. In addition, the Company may pay special dividends from time to time, as we did during December 2019 and January 2017. Further details regarding dividends are contained in Note 6, Shareholders’ Equity to the Consolidated Financial Statements included in this report.

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

SUMMARY OF FINANCIAL POSITION - as of December 31,

	2019	2018	2017	2016	2015
	(dollars in thousands except per share data)

Total Assets	$60,984	$86,836	$77,091	$70,562	$66,274
Working Capital	$25,836	$55,217	$45,372	$36,941	$33,139
Total Shareholders’ Equity	$37,576	$66,321	$56,069	$46,061	$41,154
Cash Dividends Declared per Common Share	$4.58	$0.94	$0.66	$0.85	$0.85

SUMMARY OF OPERATIONS - for the years ended December 31,

	2019	2018	2017	2016	2015
	(dollars in thousands except per share data)

Net Sales	$111,360	$108,313	$101,799	$94,051	$93,278
Net Income attributable to Omega Flex, Inc.(1)	$17,286	$20,139	$15,662	$14,377	$15,788
Basic and Diluted Earnings per Common Share	$1.71	$2.00	$1.55	$1.42	$1.56

(1)	Total Net Income for these periods was $17,425, $20,277, $15,846, $14,546, and $15,961, respectively. The difference is attributable to the Net Income - Noncontrolling Interest.

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

The Company’s business is managed as a single operating segment that consists of the manufacture and sale of flexible metal hose and accessories. The Company’s products are concentrated in residential and commercial construction, and general industrial markets, with a comprehensive portfolio of intellectual property and patents issued in various countries around the world. The Company’s primary product, flexible gas piping, is used for gas piping within residential and commercial buildings. Through its flexibility and ease of use, the Company’s TracPipe® and TracPipe® CounterStrike® flexible gas piping, along with its fittings distributed under the trademarks AutoSnap® and AutoFlare®, allows users to substantially cut the time required to install gas piping, as compared to traditional methods. The Company’s newest product line MediTrac® corrugated medical tubing is used for piping medical gases (oxygen, nitrogen, nitrous oxide, carbon dioxide, and medical vacuum) in health care facilities. Building on the recognized strengths and strategies employed in the flexible gas piping market, MediTrac® can be used in place of rigid copper pipe, and due to its long continuous lengths and flexibility, it can be installed approximately five times faster than rigid copper pipe, saving on installation labor and construction schedules. The Company’s products are manufactured at its Exton, Pennsylvania and Houston, Texas facilities in the United States, and in Banbury, Oxfordshire in the UK. A majority of the Company’s sales across all industries are generated through independent outside sales organizations such as sales representatives, wholesalers and distributors, or a combination of both. The Company has a broad distribution network in North America and to a lesser extent in other global markets.

CHANGES IN FINANCIAL CONDITION

The Company’s cash balance of $16,098,000 at December 31, 2019 decreased $16,294,000 (50.3%) from a $32,392,000 balance at December 31, 2018. The primary reason for the decrease in cash related to dividend payments during 2019 totaling $46,028,000, which included a $3.50 per share special dividend paid during December 2019 totaling $35,330,000, as detailed in Note 6, Shareholders’ Equity, to the Consolidated Financial Statements included in this report. Further, the Company used funds for the purchase of inventory in anticipation of stronger customer demand. Those cash outflows were partially offset by income generated from operations during 2019.

Investments were $0 and $14,944,000 as of December 31, 2019 and December 31, 2018, respectively. During 2018 and 2019, the Company invested excess funds in various liquid interest earning instruments including U.S. Treasury bills. The purpose of the short-term investments was to earn a higher level of investment income while maintaining a minimal level of risk. The investments were stated at fair value, which approximates amortized cost, and were classified as available-for-sale in accordance with Accounting Standards Codification 320, Investments – Debt and Equity Securities (or “ASC 320”). Maturities for these investments, from the date of purchase, ranged between three months and one year. During December 2019, to assist with the funding of the $3.50 per share special dividend described above, the Company liquidated its short-term investments, which provided net proceeds of $14,944,000. The net proceeds from the short-term investments were composed of $70,882,000 of sales, net of $55,938,000 of purchases, which occurred during the year.

Inventories were $11,078,000 and $7,976,000 as of December 31, 2019 and December 31, 2018, respectively, increasing $3,102,000 or 38.9%. Most notably, the Company directed a build-up of inventory for the Company’s newest product, MediTrac® flexible medical gas piping, in anticipation of customer orders, and preemptively increased levels of DoubleTrac® inventory to ensure there was ample supply.

Other Liabilities were $5,404,000 and $3,591,000 at December 31, 2019 and December 31, 2018, respectively. The primary contributors to the $1,813,000, or 50.5%, increase, related to accruals for legal expenses mostly associated with one class action case, and executive compensation for prior equity awards impacted by the surging stock price.

Retained Earnings were $27,165,000 and $56,110,000 at December 31, 2019 and December 31, 2018, respectively, decreasing $28,945,000 or 51.6%. The decrease was primarily due to dividend payments made during 2019, in particular the $35,330,000 special dividend previously noted, and discussed in detail in Note 6, Shareholders’ Equity, to the Consolidated Financial Statements included to this report.

RESULTS OF OPERATIONS

Twelve-months ended December 31, 2019 vs. twelve months ended December 31, 2018

The Company reported comparative results from operations for the twelve-month periods ended December 31, 2019 and 2018 as follows:

	Twelve-months ended December 31, (dollars in thousands)

	2019	2019	2018	2018

Net Sales	$111,360	100.0%	$108,313	100.0%
Gross Profit	$70,487	63.3%	$66,096	61.0%
Operating Profit	$21,922	19.7%	$26,366	24.3%

Net Sales. The Company’s sales for the full year of 2019 were $111,360,000, reflecting an increase of $3,047,000, or 2.8%, over $108,313,000 in 2018. The increase in sales resulted mostly from an increase in selling prices that were necessary to help offset a rise in the Company’s material costs.

Gross Profit. The Company’s gross profit margins increased between the two periods, at 63.3% and 61.0% for the twelve-months ended December 31, 2019 and 2018, respectively.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $19,032,000 and $17,117,000 for 2019 and 2018, respectively, representing a year over year increase of $1,915,000, or 11.2%. A majority of the additional expense relates to atypical consulting costs attributable to the Company’s new product, MediTrac® flexible medical gas piping, increasing $977,000 over last year. The Company has also expanded its sales related staffing resources, and recognized an increase in commissions during the year, largely driven by the increase in sales. Travel expenses, partially associated with the increase in staffing, were also higher. For the same periods, selling expense as a percentage of net sales was 17.1% and 15.8%, respectively.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services. General and administrative expenses were $24,818,000 and $17,800,000 for the years ended December 31, 2019 and 2018, respectively, increasing $7,018,000, or 39.4% between periods. Legal and product liability defense costs increased $4,659,000, associated primarily with one pending class action case, which the Company continues to vigorously defend itself against. There was also a $1,390,000 increase in incentive compensation. The increase was primarily created by an increase in the value of prior equity awards driven by the surge in the Company’s stock price during 2019; however, the impact of the equity awards was partially offset by a decrease in the incentive compensation component which is aligned with profitability. Other professional fees also expanded by $780,000. As a percentage of net sales, general and administrative expenses were 22.3% and 16.4% for the twelve-months ended December 31, 2019 and 2018, respectively.

Engineering Expenses. Engineering expenses consist of development expenses associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes. Engineering expenses decreased $98,000 or 2.0% between periods, being $4,715,000 and $4,813,000 for the years ended December 31, 2019 and 2018, respectively. The Company had ramped up spending on experimental materials during 2018, a majority of which related to the new MediTrac® products, as well as increases in certification and qualification costs. During 2019, the Company had additional staffing and consulting related charges. As a percentage of net sales for the year, engineering expenses were 4.2% in 2019 and 4.4% in 2018.

Operating Profit. Reflecting all of the factors mentioned above, operating profits decreased $4,444,000, or 16.9%, between periods, reflecting a profit of $21,922,000 in 2019, as compared to $26,366,000 in 2018.

Interest Income. Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. There was $876,000 of interest income recorded during 2019 and $488,000 in 2018.

Other Income (Expense). Other income (expense) primarily consists of foreign currency exchange gains (losses) on transactions within our foreign subsidiaries, and therefore tends to fluctuate with the strengthening and or weakening of the British Pound. The Company recognized other income of $56,000 during 2019 and other expense of $126,000 during 2018.

Income Tax Expense. Income Tax Expense was $5,429,000 for 2019, compared to $6,451,000 for 2018. The $1,022,000 or 15.8% decrease in tax expense was largely the result of the decrease in income before taxes. A lower rate was in effect during both 2019 and 2018 attributable to the Tax Cuts and Jobs Act enacted at the end of 2017. The Act reduced the U.S. federal tax rate from 35% to 21%, effective for the Company’s 2018 tax year. The Company’s tax provision also reflects other changes as a result of the Act, including the impact of the Global Intangible Low Taxed Income provisions, and changes effecting the deductibility of certain executive compensation.

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

COMMITMENTS AND CONTINGENCIES

See Note 10, to the Consolidated Financial Statements included in this report for a detailed description of commitments and contingencies.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Note 2, Significant Accounting Policies, to the Consolidated Financial Statements included in this report, includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition and related sales incentives, accounts receivable allowances, investment valuations, inventory valuations, goodwill valuation, product liability reserve, phantom stock and accounting for income taxes. Actual amounts could differ significantly from these estimates.

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

Regarding disaggregated revenue disclosures, as previously noted, the Company’s business is controlled as a single operating segment that consists of the manufacture and sale of flexible metal hose. Most of the Company’s transactions are very similar in nature, contract, terms, timing, and transfer of control of goods. As indicated within Note 2, Significant Accounting Policies, to the Consolidated Financial Statements included in this report, under the caption “Significant Concentration”, the majority of the Company’s sales were geographically contained within North America, with the remainder scattered internationally. All performance assessments and resource allocations are generally based upon the review of the results of the Company as a whole.

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

Investments

The Company invests excess funds in liquid interest earning instruments including U.S. Treasury bills and bank time deposits. These investments are stated at fair value, which approximates amortized cost, and are classified as available-for-sale in accordance with Accounting Standards Codification 320, Investments – Debt and Equity Securities (or “ASC 320”). Investments were $0 and $14,944,000 as of December 31, 2019 and 2018, respectively. Maturities, from the date of purchase, were six months or less.

Inventories

Inventories are valued at the lower of cost or net realizable value. The cost of inventories is determined by the first-in, first-out (FIFO) method. The Company generally considers inventory quantities beyond two years of non-usage, measured on a historical usage basis, to be excess inventory and reduces the gross carrying value of inventory accordingly.

Goodwill

In accordance with Financial Accounting Standards Board (FASB) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2019 and also at December 31, 2018. These analyses did not indicate any impairment of goodwill at the end of either period.

Stock-Based Compensation Plans

In 2006, the Company adopted a Phantom Stock Plan (the “Plan”), which allows the Company to grant phantom stock units (Units) to certain key employees, officers or directors. The Units each represent a contractual right to payment of compensation in the future based upon the market value of the Company’s common stock. The Units follow a vesting schedule of three years from the grant date, and are then paid upon maturity. In accordance with FASB ASC Topic 718, Stock Compensation, the Company uses the Black-Scholes option pricing model as its method for determining the fair value of the Units. Further details of the Plan are provided in Note 11, Stock-Based Compensation Plans, to the Consolidated Financial Statements included in this report.

Product Liability Reserves

Product liability reserves represent the estimated unpaid amounts under the Company’s insurance policies with respect to existing claims. The Company uses the most current available data to estimate claims. As explained more fully under Note 10, Commitments and Contingencies, to the Consolidated Financial Statements included in this report for various product liability claims covered under the Company’s general liability insurance policies, the Company must pay certain defense and settlement costs within its deductible or self-insured retention limits, ranging primarily from $25,000 to $1,000,000 per claim, depending on the terms of the policy in the applicable policy year, up to an aggregate amount. The Company is vigorously defending against all known claims.

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

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of December 31, 2019, each of the Company’s leases are classified as operating leases.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain.

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

The Company reflected the effects of the 2017 Tax Cuts and Jobs Act (the “Act”), in its 2017 financial statements. This included the effects of the change in the US corporate tax rate from 35% to 21% on deferred tax assets and liabilities, and a provision related to previously deferred taxes on earnings of the Company’s foreign subsidiary. The Company’s tax expense for the periods ended December 31, 2018 and 2019 includes the continuing effect of the reduction in the US corporate tax rate from 35% to 21%, effective for the Company’s 2018 tax year. The Company’s tax provision also reflects other changes as a result of the Act, including the impact of the Global Intangible Low Taxed Income (“GILTI”) provisions, and changes affecting the deductibility of certain executive compensation.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company’s primary cash needs have been related to working capital items, which the Company has largely funded through cash generated from operations.

With regards to liquidity and capital resources, the Company had a cash balance of $16,098,000 at December 31, 2019, with no short-term investments, and the full use of a $15,000,000 line of credit available with Santander Bank, N.A. as discussed in detail in Note 5, Line of Credit, to the Consolidated Financial Statements included in this report. At December 31, 2018, the Company had cash of $32,392,000 and short-term investments of $14,944,000. The $15,000,000 line of credit from Santander Bank, N.A. was also fully available as of December 31, 2018.

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For 2019, the Company’s cash provided from operating activities was $16,041,000, compared to $21,058,000 of cash provided during 2018, a decrease of $5,017,000 between periods. For 2018, the Company’s cash provided from operating activities was $21,058,000, compared to $18,048,000 of cash provided during 2017, thus increasing by $3,010,000 between periods. For details of the operating cash flows refer to the consolidated statements of cash flows in Item 8. Financial Statements and Supplementary Data on page 40.

As a general trend, the Company tends to deplete cash early in the year, as significant payments are typically made for accrued promotional incentives, incentive compensation, and taxes. Cash has then historically shown a tendency to be restored and accumulated during the latter portion of the year. However, as described previously, during December 2019, the Company liquidated its investments to support the payment of a special dividend to shareholders totaling $35,330,000, as outlined in Note 6, Shareholders’ Equity, to the Consolidated Financial Statements included in this report.

Investing Activities

Cash provided by investing activities during 2019 was $13,719,000 and cash used in investing activities during 2018 was $16,868,000. During 2019, the Company liquidated its short-term investments to support the payment of a special dividend to shareholders. Cash proceeds from the sale of short-term investments of $70,882,000 were partially offset by the purchase of the short-term investments of $55,938,000. The net cash provided from the liquidation of the short-term investments was partially offset by capital expenditures of $1,225,000. Capital expenditures during 2019 continued to mainly relate to capital projects designated for the new MediTrac® products. Cash used in investing activities during 2018 and 2017 was $16,868,000 and $3,093,000, respectively. During 2018, cash was used to purchase short-term investments of $35,099,000 and for capital expenditures of $1,924,000, which was partially offset by cash received from net proceeds from the sale of short-term investments of $20,155,000. Capital expenditures during 2018 mainly related to capital projects designated for the new MediTrac® products. During 2017, cash was used solely for capital expenditures mainly related to the purchase of a 30,000 square foot facility in Exton, Pennsylvania, which required a cash outlay of approximately $2,500,000. This facility was previously under lease through January 2018.

Financing Activities

Omega Flex, Inc. declared regular quarterly dividends in the aggregate amount of $2,422,000 in April 2019, and $2,826,000 each in June, September and December 2019, which were subsequently paid in April 2019, July 2019, October 2019, and January 2020, respectively. In December 2019, a special dividend was declared and paid to shareholders totaling $35,330,000. Additionally, there were dividends paid in July and December 2019 by the Company’s foreign subsidiary, which amounted to an outlay of cash of $202,000 to the foreign subsidiary’s noncontrolling interest. Also, the Company declared regular quarterly dividends in the aggregate amount of $2,220,000 in April, and $2,422,000 each in June, September and December 2018, which were subsequently paid in April 2018, July 2018, October 2018, and January 2019, respectively. Additionally, there was a dividend that was paid in April 2018 by the Company’s foreign subsidiary, which amounted to an outlay of cash of $491,000 to the foreign subsidiary’s noncontrolling interest.

Each of these dividends are outlined in Note 6, Shareholders’ Equity, to the Consolidated Financial Statements included in this report. The Company had no borrowings or payments on its line of credit during 2019 or 2018.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which creates a new credit impairment standard for financial assets measured at amortized cost and available-for-sale debt securities. The ASU requires financial assets measured at amortized cost (including loans, trade receivables and held-to-maturity debt securities) to be presented at the net amount expected to be collected, through an allowance for credit losses that are expected to occur over the remaining life of the asset, rather than incurred losses. The ASU requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a direct write-down. The measurement of credit losses for newly recognized financial assets (other than certain purchased assets) and subsequent changes in the allowance for credit losses are recorded in the statement of income as the amounts expected to be collected change. The ASU is effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements and does not expect the impact to be significant.

Off-Balance Sheet Obligations or Arrangements

None.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligation and Commercial Commitments

The Company’s primary contractual obligations as of December 31, 2019 are summarized in the following table and are more fully explained in Notes to the Consolidated Financial Statements.

	Payments Due by Period
	(in thousands)

Contractual Obligations	Total	Less than 1-year	1 -3 years	4 -5 years	After 5 year

Operating Lease Obligations	$787	$369	$338	$80	$—
Purchase Obligations	27,595	27,595	0	0	0
Other Long-Term Liabilities	72	12	24	24	12
Total Contractual Cash Obligations	$28,454	$27,976	$362	$104	$12

The Company is obligated to make payments related to a deferred compensation plan, as detailed in Note 10, Commitments and Contingencies, to the Company’s financial statements. The timing of all of these payments is currently not known as it is contingent upon the retirement of the applicable employee(s), and therefore such payments are not included in the above table. The total net present value of the amount of deferred compensation which is not expressed in the above table is $425,000 at December 31, 2019, which would be paid over a period of 15 years. Additionally, as explained in Note 11, Stock Based Compensation Plans, to the Consolidated Financial Statements included in this report, the Company is obligated to make payments to plan participants. Due to the uncertain nature of the payments, due to numerous variables, including the potential change in stock price, and employment status of participants and any applicable forfeitures, the amounts are not disclosed in the above table. The liability associated with this Plan as of December 31, 2019 was $3,201,000, of which $1,508,000 is anticipated to be paid within the next year, and the remainder thereafter.

Item 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Omega Flex, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Omega Flex, Inc. and its subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 9, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

March 9, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Omega Flex, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Omega Flex, Inc.’s (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated March 9, 2020 expressed an unqualified opinion.

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

/s/ RSM US LLP

Blue Bell, Pennsylvania

March 9, 2020

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

(Dollars in Thousands, except Common Stock par value)

	2019	2018
ASSETS
Current Assets:
Cash and Cash Equivalents	$16,098	$32,392
Accounts Receivable - less allowances of $1,433 and $985, respectively	17,047	16,451
Investments	-	14,944
Inventories – Net	11,078	7,976
Other Current Assets	2,097	1,859
Total Current Assets	46,320	73,622
Right-Of-Use Assets - Operating	771	-
Property and Equipment - Net	8,909	8,378
Goodwill – Net	3,526	3,526
Deferred Taxes	4	3
Other Long Term Assets	1,454	1,307
Total Assets	$60,984	$86,836
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,383	$2,775
Accrued Compensation	4,618	5,295
Accrued Commissions and Sales Incentives	4,461	4,264
Dividends Payable	2,826	2,422
Taxes Payable	423	58
Lease Liability - Operating	369	-
Other Liabilities	5,404	3,591
Total Current Liabilities	20,484	18,405
Lease Liability - Operating, net of current portion	418	-
Deferred Taxes	331	566
Other Long Term Liabilities	2,175	1,544
Total Liabilities	23,408	20,515
Commitments and Contingencies (Note 10)
Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 share: authorized 20,000,000 shares: 10,153,633 shares issued at December 31, 2019 and 2018, respectively, and 10,094,322 and 10,091,822 outstanding at December 31, 2019 and 2018, respectively	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	11,025	10,808
Retained Earnings	27,165	56,110
Accumulated Other Comprehensive Loss	(909)	(950)
Total Omega Flex, Inc. Shareholders’ Equity	37,382	66,069
Noncontrolling Interest	194	252
Total Shareholders’ Equity	37,576	66,321
Total Liabilities and Shareholders’ Equity	$60,984	$86,836

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,

(Amounts in thousands, except earnings per common shares)

	2019	2018	2017

Net Sales	$111,360	$108,313	$101,799

Cost of Goods Sold	40,873	42,217	40,033

Gross Profit	70,487	66,096	61,766

Selling Expense	19,032	17,117	16,359
General and Administrative Expense	24,818	17,800	17,897
Engineering Expense	4,715	4,813	3,293

Operating Profit	21,922	26,366	24,217

Interest Income	876	488	117
Other Income (Expense)	56	(126)	(38)

Income Before Income Taxes	22,854	26,728	24,296

Income Tax Expense	5,429	6,451	8,450

Net Income	17,425	20,277	15,846

Less: Net Income – Noncontrolling Interest	(139)	(138)	(184)

Net Income attributable to Omega Flex, Inc.	$17,286	$20,139	$15,662

Basic and Diluted Earnings per Common Share	$1.71	$2.00	$1.55

Cash Dividends Declared per Common Share	$4.58	$0.94	$0.66

Basic and Diluted Weighted Average Shares Outstanding	10,093	10,092	10,092

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31,

(Dollars in Thousands)

	2019	2018	2017

Net Income	$17,425	$20,277	$15,846

Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	46	(48)	822
Other Comprehensive Income (Loss)	46	(48)	822

Comprehensive Income	17,471	20,229	16,668

Less: Comprehensive Income Attributable to the Noncontrolling Interest	(144)	(132)	(229)

Total Other Comprehensive Income	$17,327	$20,097	$16,439

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2019, 2018 and 2017

(Dollars in Thousands)

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
Balance - December 31, 2016	10,091,822	$102	$(1)	$10,808	$36,455	$(1,685)	$382	$46,061

Net Income					15,662		184	15,846
Cumulative Translation Adjustment						777	45	822

Dividends Declared					(6,660)			(6,660)

Balance - December 31, 2017	10,091,822	$102	$(1)	$10,808	$45,457	$(908)	$611	$56,069

Net Income					20,139		138	20,277
Cumulative Translation Adjustment						(42)	(6)	(48)

Dividends Declared					(9,486)		(491)	(9,977)

Balance - December 31, 2018	10,091,822	$102	$(1)	$10,808	$56,110	$(950)	$252	$66,321

Net Income					17,286		139	17,425
Cumulative Translation Adjustment						41	5	46
Shares Reissued From Treasury Pursuant To Restricted Stock Unit Awards	2,500			217				217
Dividends Declared					(46,231)		(202)	(46,433)

Balance - December 31, 2019	10,094,322	$102	$(1)	$11,025	$27,165	$(909)	$194	$37,576

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

(Dollars in Thousands)

	2019	2018	2017

Cash Flows from Operating Activities:
Net Income	$17,425	$20,277	$15,846
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Non-Cash Compensation Expense	2,472	118	1,042
Depreciation and Amortization	719	543	502
Provision for Losses on Accounts
Receivable, net of write-offs and recoveries	748	57	6
Deferred Taxes	(236)	366	72
Provision for Inventory Reserves	(15)	(105)	171
Changes in Assets and Liabilities:
Accounts Receivable	(1,282)	(979)	(463)
Inventories	(3,025)	61	(699)
Other Assets	(383)	1,804	(40)
Accounts Payable	(401)	205	251
Accrued Compensation	(693)	468	490
Accrued Commissions and Sales Incentives	190	(11)	574
Lease Liability, Net	16	-	-
Other Liabilities	506	(1,746)	296
Net Cash Provided by Operating Activities	16,041	21,058	18,048

Cash Flows from Investing Activities:
Purchase of Investments	(55,938)	(35,099)	-
Net Proceeds from Sale of Investments	70,882	20,155	-
Capital Expenditures	(1,225)	(1,924)	(3,093)

Net Cash Provided by (Used In) Investing Activities	13,719	(16,868)	(3,093)

Cash Flows from Financing Activities:
Dividends Paid	(46,028)	(9,775)	(13,018)

Net Cash Used In Financing Activities	(46,028)	(9,775)	(13,018)

Net (Decrease) Increase in Cash and Cash Equivalents	(16,268)	(5,585)	1,937

Translation effect on cash	(26)	39	683
Cash and Cash Equivalents - Beginning of Year	32,392	37,938	35,318

Cash and Cash Equivalents - End of Year	$16,098	$32,392	$37,938

Supplemental Disclosure of Cash Flow Information
Cash paid for Income Taxes	$5,431	$7,310	$7,608

Declared Dividend	$2,826	$2,422	$2,220

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND CONSOLIDATION

Description of Business

The accompanying consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). The Company’s audited consolidated financial statements for the years ended December 31, 2019, 2018 and 2017 have been prepared in accordance with accounting standards set by the Financial Accounting Standards Board (FASB), and with the instructions of Form 10-K and Article 5 of Regulation S-X. All material inter-company accounts and transactions have been eliminated in consolidation.

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

The Company manufactures flexible metal hose at its facilities in Exton, Pennsylvania and Houston, Texas, in the United States, and in Banbury, Oxfordshire in the UK, and sells its products through distributors, wholesalers and to original equipment manufacturers (“OEMs”) throughout North America, and in certain European markets.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition and related sales incentives, accounts receivable allowances, investment valuations, inventory valuations, goodwill valuation, product liability reserves, phantom stock and accounting for income taxes. Actual amounts could differ significantly from these estimates.

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

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on any known collection issues, historical experience, and other currently available evidence. The reserve for future credits, discounts, and doubtful accounts was $1,433,000 and $985,000 as of December 31, 2019 and 2018, respectively. In regards to identifying uncollectible accounts, the Company reviews an aging report on a consistent basis to determine past due accounts, and utilizes a well-established credit rating agency. The Company charges off those accounts that are deemed uncollectible once all collection efforts have been exhausted.

Investments

The Company invests excess funds in liquid interest earning instruments including U.S. Treasury bills and bank time deposits. These investments are stated at fair value, which approximates amortized cost, and are classified as available-for-sale in accordance with Accounting Standards Codification 320, Investments – Debt and Equity Securities (or “ASC 320”). Investments were $0 and $14,944,000 as of December 31, 2019 and 2018, respectively. Maturities, from the date of purchase, were six months or less.

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

Goodwill

In accordance with Financial Accounting Standards Board (FASB) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test in accordance with this guidance as of December 31, 2019 and also at December 31, 2018. These analyses did not indicate any impairment of goodwill at the end of either period.

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

Product Liability Reserves

Product liability reserves represent the estimated unpaid amounts under the Company’s insurance policies with respect to existing claims. The Company uses the most current available data to estimate claims. As explained more fully under Note 10, for various product liability claims covered under the Company’s general liability insurance policies, the Company must pay certain defense and settlement costs within its deductible or self-insured retention limits, ranging primarily from $25,000 to $1,000,000 per claim, depending on the terms of the policy in the applicable policy year, up to an aggregate amount. The Company is vigorously defending against all known claims.

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

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of December 31, 2019, each of the Company’s leases are classified as operating leases.

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

Advertising Expense

Advertising costs are charged to operations as incurred and are included in selling expenses in the accompanying consolidated Statement of Operations. Such charges aggregated $1,056,000, $1,037,000 and $1,075,000 for the years ended December 31, 2019, 2018, and 2017, respectively.

Research and Development Expense

Research and development expenses are charged to operations as incurred. Such charges totaled $1,191,000, $1,531,000 and $923,000 for the years ended December 31, 2019, 2018 and 2017, respectively and are included in engineering expense in the accompanying consolidated statements of operations.

Shipping Costs

Shipping costs are included in selling expense on the consolidated statements of operations. The expense relating to shipping was $2,862,000, $2,973,000 and $2,562,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The Company reflected the effects of the Tax Cuts and Jobs Act (the “Act”), in its 2017 financial statements. This included the effects of the change in the US corporate tax rate from 35% to 21% on deferred tax assets and liabilities, and a provision related to previously deferred taxes on earnings of the Company’s foreign subsidiary. The Company’s tax expense for the periods ended December 31, 2018 and 2019 includes the effect of the reduction in the US corporate tax rate from 35% to 21%, effective for the Company’s 2018 and 2019 tax years. The Company’s tax provision also reflects other changes as a result of the Act, including the impact of the Global Intangible Low Taxed Income (“GILTI”) provisions, and changes affecting the deductibility of certain executive compensation.

Other Comprehensive Income

For the years ended December 31, 2019, 2018 and 2017, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentrations

One customer represented 14% to 15% of sales during the period from 2017 to 2019, and that same customer accounted for approximately 22% to 24% of the Accounts Receivable balance over the last two years. No other customer represented more that 10% of Accounts Receivable or Sales. Geographically, North America accounted for approximately 90% of the Company’s sales during the last three years. The remaining portion of sales for each respective year was scattered among other countries, with the United Kingdom being the Company’s most dominant market outside North America.

Subsequent Events

The Company evaluates all events or transactions through the date of the related filing that may have a material impact on its consolidated financial statements. Refer to Note 13.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which creates a new credit impairment standard for financial assets measured at amortized cost and available-for-sale debt securities. The ASU requires financial assets measured at amortized cost (including loans, trade receivables and held-to-maturity debt securities) to be presented at the net amount expected to be collected, through an allowance for credit losses that are expected to occur over the remaining life of the asset, rather than incurred losses. The ASU requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a direct write-down. The measurement of credit losses for newly recognized financial assets (other than certain purchased assets) and subsequent changes in the allowance for credit losses are recorded in the statement of income as the amounts expected to be collected change. The ASU is effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements and does not expect the impact to be significant.

3. INVENTORIES

Inventories, net of reserves of $355,000 and $363,000, respectively, were as follows at December 31:

	2019	2018
	(in thousands)

Finished Goods	$5,409	$4,756
Raw Materials	5,669	3,220

Total Inventories - Net	$11,078	$7,976

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2019	2018	Depreciation and Amortization Est. Useful Lives
	(in thousands)

Land	$1,205	$1,205
Buildings	6,630	6,452	39 Years
Leasehold Improvements	409	403	3-10 Years (Lesser of Life or Lease)
Equipment	13,064	11,960	3-10 Years
	21,308	20,020
Accumulated Depreciation	(12,399)	(11,642)
Property and Equipment - Net	$8,909	$8,378

The above amounts include capital related items of $199,000 and $511,000 as of December 31, 2019 and 2018, respectively, which had not yet been placed in service by the Company, and therefore no depreciation was recorded in the related periods for those assets. Depreciation and amortization expense was approximately $719,000, $543,000 and $502,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

5. LINE OF CREDIT

The Company has a line of credit with Santander Bank, N.A. (the “Bank”). The Amended and Restated Revolving Line of Credit Note and Third Amendment to the Loan Agreement with the Bank has been in place since December 1, 2017. The line of credit facility allows for borrowing up to the maximum amount of $15,000,000, and matures on December 1, 2022, with funds available for working capital purposes and other cash needs. The loan is unsecured. The loan agreement provides for the payment of any borrowings under the agreement at an interest rate range of either LIBOR plus 0.75% to plus 1.75% (for borrowings with a fixed term of 30, 60, or 90 days), or, Prime Rate up to Prime Rate plus 0.50% (for borrowings with no fixed term other than the December 1, 2022 maturity date), depending upon the Company’s then existing financial ratios. Currently, the Company’s ratio would allow for the most favorable rate under the agreement’s range, which would be a rate of 2.51%. The Company is also required to pay on a quarterly basis an unused facility fee of 10 basis points of the average unused balance of the note. The Company may terminate the line at any time during the five year term, as long as there are no amounts outstanding.

As of December 31, 2019 and 2018, the Company had no outstanding borrowings on its line of credit, and was in compliance with all debt covenants.

6. SHAREHOLDERS’ EQUITY

As of December 31, 2019 and December 31, 2018, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share. At these same dates, the total number of outstanding shares was 10,094,322 and 10,091,822, shares held in Treasury was 59,311 and 61,811, and total shares issued was 10,153,633 for both periods.

During 2019 and 2018, upon approval of the Board of Directors (the “Board”) the Company has made regular quarterly dividend payments, as set forth in the following table:

Dividend Declared		Dividend Paid
Date	Price Per Share	Date	Amount
December 16, 2019	$3.50	December 30, 2019*	$35,330,000
December 14, 2019	$0.28	January 3, 2020*	$2,826,000
September 6, 2019	$0.28	October 2, 2019*	$2,826,000
June 13, 2019	$0.28	July 2, 2019*	$2,826,000
April 9, 2019	$0.24	April 29, 2019**	$2,422,000
December 13, 2018	$0.24	January 3, 2019**	$2,422,000
September 11, 2018	$0.24	October 2, 2018**	$2,422,000
June 18, 2018	$0.24	July 3, 2018**	$2,422,000
April 10, 2018	$0.22	April 30, 2018**	$2,220,000
December 13, 2017	$0.22	January 3, 2018**	$2,220,000

The number of shares outstanding on the dividend payment date was *10,094,322 and **10,091,822.

In addition to the above dividend amounts, there were dividends approved by the Company’s foreign subsidiary during April 2018, which amounted to an outlay of cash of $491,000 to the foreign subsidiary’s noncontrolling interest, and in 2019 during July and December, with the cash distribution to the noncontrolling interest of $137,000 and $65,000, respectively, also paid during those respective months.

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

On April 4, 2014, the Board authorized an extension of its stock repurchase program without expiration, up to a maximum amount of $1,000,000. The original program established in December 2007 authorized the purchase of up to $5,000,000 of its common stock. The purchases may be made from time-to-time in the open market or in privately negotiated transactions, depending on market and business conditions. The Board retained the right to cancel, extend, or expand the share buyback program, at any time and from time-to-time. Since inception, the Company has purchased a total of 61,811 shares for approximately $932,000, or approximately $15 per share, which were held as treasury shares. The Company has not made any stock repurchases since 2014; however, as stated above, there were 2,500 shares distributed from treasury to non-employee directors during June 2019.

7. INCOME TAXES

Income tax expense consisted of the following:

	December 31,
	2019	2018	2017
	(in thousands)
Federal Income Tax:
Current	$4,310	$4,618	$6,848
Deferred	(216)	306	48

State Income Tax:
Current	748	885	667
Deferred	(36)	50	16

Foreign Income Tax:
Current	607	575	863
Deferred	16	17	8
Income Tax Expense	$5,429	$6,451	$8,450

Pre-tax income included foreign income of $3,330,000, $3,123,000 and $4,528,000 in 2019, 2018 and 2017, respectively.

Total income tax expense differed from statutory income tax expense, computed by applying the U.S. federal income tax rate of 21% (2019 and 2018) and 35% (2017) to earnings before income tax, as follows:

	December 31,
	2019	2018	2017
	(in thousands)
Computed Statutory Income Tax Expense	$4,770	$5,584	$8,440
State Income Tax, Net of Federal Tax Benefit	598	760	447
Foreign Tax Rate Differential	(67)	(63)	(713)
Impact of Deemed Repatriation Related to the 2017 U.S. Tax Law Changes	—	—	827
Manufacturing Deduction	—	—	(401)
Impact of Federal Tax Rate Reduction on Deferred Taxes	—	—	(118)
Executive Compensation Limitation	340	440	—
Foreign Derived Intangible Income Deduction	(76)	(100)	—
Research Credit	(141)	(143)	(47)
Increase/(Reduction) in Tax Uncertainties	—	—	—
Valuation Allowance for Foreign Loss Carryover	—	—	—
Other - Net	5	(27)	15
Income Tax Expense	$5,429	$6,451	$8,450

The 2017 tax expense reflects changes made by the 2017 Tax Cuts and Jobs Act, which resulted in a reduction of the U.S. federal tax rate from 35% to 21%, and also included a one-time repatriation of accumulated earnings of foreign subsidiaries. During 2017, the Company was deemed to have paid a dividend out of its U.K. subsidiary of all its unremitted earnings, resulting in U.S. incremental taxes of $827,000.

A deferred income tax (expense) benefit results from temporary timing differences in the recognition of income and expense for income tax and financial reporting purposes. The components of and changes in the net deferred tax assets (liabilities) which give rise to this deferred income tax (expense) benefit for the years ended December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
	(in thousands)
Deferred Tax Assets:
Compensation Assets	$118	$103
Inventory Valuation	238	164
Accounts Receivable Valuation	265	232
Deferred Litigation Costs	12	12
Foreign Net Operating Losses	70	70
Valuation Allowance for Loss Carryover	(70)	(70)
Other	82	71
Compensation Liabilities	877	510
Total Deferred Assets	$1,592	$1,092

Deferred Tax Liabilities:
Prepaid Expenses	(476)	(409)
Depreciation and Amortization	(1,443)	(1,246)
Total Deferred Liabilities	$(1,919)	$(1,655)

Total Deferred Tax Liability	$(327)	$(563)

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

The Company is currently subject to audit by the Internal Revenue Service for the calendar years ended 2016 through 2018. The Company and its Subsidiaries’ state income tax returns are subject to audit for the calendar years ended 2015 through 2018.

As of December 31, 2019, the Company had no liability for unrecognized tax benefits related to various federal and state income tax matters.

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

In addition to property rentals, the Company also has lease agreements in place for various fleet vehicles and equipment with various lease terms.

In the December 31, 2019 consolidated balance sheet, the Company has recorded right-of-use assets of $771,000, and a lease liability of $787,000, of which $369,000 is reported as a current liability. The respective weighted average remaining lease term and discount rate are approximately 2.70 years and 3.50%.

Rent expense for operating leases was approximately $298,000, $377,000 and $393,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

Future minimum lease payments under non-cancelable leases as of December 31, 2019 is as follows:

Year Ending December 31,	Operating Leases
(in thousands)

2020	$369
2021	218
2022	119
2023	43
2024	38
Thereafter	—
Total Minimum Lease Payments	$787

9. EMPLOYEE BENEFIT PLANS

Defined Contribution and 401(K) Plans

The Company maintains a qualified non-contributory profit-sharing plan (the “Plan”) covering all eligible employees. There were $380,000, $361,000 and $338,000 of contributions accrued for the Plan in 2019, 2018 and 2017 respectively, which were charged to expense in those respective years.

Contributions to the Plan are defined as three percent (3%) of gross wages up to the current Old Age, Survivors, and Disability (OASDI) limit and six percent (6%) of the excess over the OASDI limit, subject to the maximum allowed under the Employee Retirement Income Security Act (ERISA). Participants vest over six years.

The Company also maintains a savings and retirement plan qualified under Internal Revenue Code Section 401(k) for all employees. Employees are eligible to participate in the Plan the first day of the month following date of hire. Participants may elect to have up to fifty percent (50%) of their compensation withheld, up to the maximum allowed by the Internal Revenue Code. After completing one year of service, the Company contributed an additional amount equal to 50% of all employee contributions, up to a maximum of 6% of an employee’s gross wages. Contributions are funded on a current basis. Contributions to the Plan charged to expense for the years ended December 31, 2019, 2018 and 2017 were $276,000, $256,000 and $227,000, respectively. The participant’s Company contribution vests ratably over six years.

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

The Company has salary continuation agreements with one current employee, and one former employee who retired at the end of 2010. These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement. The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments associated with these agreements is $492,000 at December 31, 2019, of which $480,000 is included in Other Long Term Liabilities, and the remaining current portion of $12,000 is included in Other Liabilities, associated with the retired employee previously noted who is now receiving benefit payments. The December 31, 2018 liability of $462,000 had $450,000 reported in Other Long Term Liabilities, and a current portion of $12,000 in Other Liabilities.

The Company has obtained and is the beneficiary of three life insurance policies with respect to the two employees discussed above, and one other employee policy. The cash surrender value of such policies (included in Other Long Term Assets) amounts to $1,417,000 at December 31, 2019 and $1,296,000 at December 31, 2018.

In addition to the above, the Company has other contractual employment and or change of control agreements in place with key employees, as previously disclosed and noted in the Exhibit Index to this Form 10-K. Obligations related to these arrangements are currently indeterminable due to the variable nature and timing of possible events required to incur such obligations.

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

Lastly, as provided earlier in Item 7 under the “Tabular Disclosure of Contractual Obligations and Off-Balance Sheet Arrangements”, the Company has numerous purchase obligations in place for the forthcoming year, largely related to the Company’s core material inventory components, totaling $27,595,000.

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

The Company has in place commercial general liability insurance policies that cover most Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $1,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $1,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims, excluding the Missouri class action case, as of December 31, 2019 is estimated to not exceed approximately $3,300,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered, and outstanding or anticipated settlements for Claims. The liabilities recorded on the Company’s books at December 31, 2019 and 2018 were $215,000 and $150,000, respectively, and are included in Other Liabilities.

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

Grants of Phantom Stock Units. As of December 31, 2018, the Company had 17,805 unvested units outstanding, all of which were granted at Full Value. On February 15, 2019, the Company granted an additional 6,050 Full Value Units with a fair value of $65.40 per unit on grant date, using historical volatility. In February 2019, the Company paid $746,000 for the 10,460 fully vested and matured units that were granted during 2015, including their respective earned dividend values. On August 27, 2019, the Company granted an additional 1,508 Full Value Units with a fair value of $76.79 per unit on grant date, using historical volatility. As of December 31, 2019, the Company had 15,493 unvested units outstanding.

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

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense as of December 31, 2019.

The total Phantom Stock related liability as of December 31, 2019 was $3,201,000 of which $1,508,000 is included in Other Liabilities, as it is expected to be paid in February and August 2020, and the balance of $1,693,000 is included in Other Long Term Liabilities. The total Phantom Stock related liability as of December 31, 2018 was $1,692,000 of which $599,000 is included in Other Liabilities, and the balance of $1,093,000 is included in Other Long Term Liabilities.

In accordance with FASB ASC Topic 718, Stock Compensation, the Company recorded compensation expense of approximately $2,255,000, $118,000 and $1,042,000 related to the Phantom Stock Plan for the years ended December 31, 2019, 2018 and 2017, respectively.

The following table summarizes information about the Company’s nonvested phantom stock Units at December 31, 2019:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2018	17,805	$46.08
Granted	7,558	$67.67
Vested	(9,870)	$41.31
Forfeited	—	—
Canceled	—	—
Nonvested at December 31, 2019	15,493	$59.65
Phantom Stock Unit Awards Expected to Vest	15,493	$59.65

The total unrecognized compensation costs calculated at December 31, 2019 are $957,000 which will be recognized through August of 2022. The Company will recognize the related expense over the weighted average period of 1.1 years.

12. RELATED PARTY TRANSACTIONS

From time to time the Company may have related party transactions (“RPTs”). In short, RPTs represent any transaction between the Company and any Company employee, director or officer, or any related entity, or relative, etc. The Company performs a review of transactions each year to determine if any RPTs exist, and if so, determines if the related parties act independently of each other in a fair transaction. Through this investigation the Company noted a handful of RPTs which are disclosed hereto. Legal services were performed by a firm which formerly employed one member of the board. On occasion the Company shares a small amount of services with its former parent Mestek, Inc., mostly related to board meeting expenses. The Company is aware of transactions between a few service providers which employ individuals indirectly associated to Omega Flex employees. In all cases, these transactions have been determined to be independent transactions with no indication that they are influenced by the related relationships. The Company had note agreement assets with related parties amounting to approximately $5,000 at December 31, 2018, which were contractually secured by the Company. In February 2019, the amounts due from related parties were collected. Other than as disclosed above, the Company is currently not aware of any RPTs between the Company and any of its current directors or officers outside the scope of their normal business functions or expected contractual duties.

13. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred through the date of this filing. During this period, no events came to the Company’s attention that would impact the consolidated financial statements for 2019.

During February 2020, the Company was made aware of the incurrence of a potential legal liability. After reviewing currently available information and a range of possible scenarios, the loss is estimated to be between $200,000 and $500,000.

14. QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below sets forth selected quarterly information for each quarter of 2019 and 2018.

	For the Year-Ended December 31, 2019
	First	Second	Third	Fourth	Year
	(dollars in thousands except per share data)

Net Sales	$26,788	$26,809	$28,030	$29,733	$111,360

Gross Profit	$16,946	$16,736	$17,704	$19,101	$70,487

Net Income attributable to Omega Flex, Inc.	$4,382	$3,983	$3,368	$5,553	$17,286

Basic and Diluted Earnings per common share	$0.43	$0.39	$0.33	$0.55	$1.71

	For the Year-Ended December 31, 2018
	First	Second	Third	Fourth	Year
	(dollars in thousands except per share data)

Net Sales	$25,397	$26,847	$27,199	$28,870	$108,313

Gross Profit	$15,033	$16,214	$16,547	$18,302	$66,096

Net Income attributable to Omega Flex, Inc.	$4,163	$4,776	$5,176	$6,024	$20,139

Basic and Diluted Earnings per common share	$0.41	$0.47	$0.51	$0.60	$2.00

Item 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

Item 9A – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as amended, as of December 31, 2019, the end of the period covered by this report on Form 10-K. Based on this evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective as of December 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) in Internal Control-Integrated Framework (2013).

Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019 based on criteria in the Internal Control-Integrated Framework (2013) issued by COSO.

The Company’s independent registered public accounting firm, RSM US LLP, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. RSM US LLP’s report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 is included herein on page 34.

(d) Changes in Internal Control over Financial Reporting.

There were no changes on our internal control over financial reporting during the most recent quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B – OTHER INFORMATION

None.

PART III

With respect to items 10 through 14, the Company will file with the Securities and Exchange Commission, within 120 days after December 31, 2019, a definitive proxy statement relating to the Company’s annual meeting of shareholders to be held June 3, 2020 (the “2020 Proxy Statement”).

Item 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors of the Company will be set forth in the 2020 Proxy Statement, under the caption “Current Directors and Nominees for Election – Background Information”, and to the extent required and except as set forth therein, is incorporated herein by reference.

Information regarding executive officers of the Company will be set forth under the caption “Executive Officers” in the 2020 Proxy Statement, and to the extent required and except as set forth therein, incorporated herein by reference.

Information regarding the Company’s Audit Committee and its “Audit Committee Financial Expert” will be set forth in the 2020 Proxy Statement, under the caption “Board Committees”, and incorporated herein by reference. Information concerning any delinquent filings under Section 16(a) of the Securities Exchange Act of 1934 will be set forth in the Company’s proxy statement also, under the Caption “Delinquent Section 16(a) Reports” incorporated herein by reference.

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

Item 11 - EXECUTIVE COMPENSATION

Information required by Item 11 will be set forth in the 2020 Proxy Statement, under the caption “Executive Compensation” and to the extent required and except as set forth therein, is incorporated herein by reference.

The report of the Compensation Committee of the Board of Directors of the Company shall not be deemed incorporated by reference by any general statement incorporating by reference the proxy statement into any filing under the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under such Act.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Item 12 will be set forth in the 2020 Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners and Management”, and to the extent required and except as set forth therein, is incorporated herein by reference.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 will be set forth in the 2020 Proxy Statement, under the caption “Certain Relationships and Related Party Transactions” and to the extent required and except as set forth therein, is incorporated herein by reference.

Item 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 will be set forth in the 2020 Proxy Statement, under the caption “Principal Accounting Fees and Services”, and to the extent required, and except as set forth therein, is incorporated herein by reference.

PART IV

Item 15 – EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

1. Exhibits. See Index to Exhibits on pages 59 through 61.

2. Consolidated Financial Statements. See Index to Consolidated Financial Statements on page 32.

EXHIBIT INDEX

Those documents followed by a parenthetical notation are incorporated herein by reference to previous filings with the Securities and Exchange Commission, under Commission File No. 000-51372, as set forth below.

Exhibit No.		Description	Reference Key
3.1		Articles of Incorporation of Omega Flex, Inc., as amended	(A)

3.2		Amended and Restated By-laws of Omega Flex, Inc.	(A)

4.1		Description of Common Stock	**

10.1		Indemnity and Insurance Matters Agreement dated July 29, 2005 between Omega Flex, Inc. and Mestek, Inc.	(A)

10.2		Form of Indemnification Agreements entered into between Omega Flex, Inc. and its Directors and Officers and the Directors of its wholly-owned subsidiaries.	(B)

10.3		Schedule of Directors/Officers with Indemnification Agreement	**

10.4	*	Employment Agreement dated December 15, 2008 between Omega Flex, Inc. and Kevin R. Hoben	(C)

10.5	*	Amendment No. 1 to the Employment Agreement dated January 1, 2014 between Omega Flex, Inc. and Kevin R. Hoben	(G)

10.6	*	Employment Agreement dated December 15, 2008 between Omega Flex, Inc. and Mark F. Albino	(C)

10.7	*	Amendment No. 1 to the Employment Agreement dated January 1, 2014 between Omega Flex, Inc. and Mark F. Albino	(G)

10.8		Amended and Restated Committed Revolving Line of Credit Note dated December 1, 2017 by Omega Flex, Inc. to Santander Bank, N.A. in the principal amount of $15,000,000.	(I)

10.9		Loan and Security Agreement dated December 17, 2009 between Omega Flex, Inc. and Sovereign Bank, N.A.	(E)

10.10		First Amendment dated December 30, 2010 to the Loan and Security Agreement between Omega Flex, Inc. and Sovereign Bank, N.A.	(F)

10.11		Second Amendment dated December 29, 2014 to the Loan and Security Agreement between Omega Flex, Inc. and Santander Bank, N.A., (as successor in interest to Sovereign Bank, N.A.)	(H)

10.12		Third Amendment dated December 1, 2017 to the Loan and Security Agreement between Omega Flex, Inc. and Santander Bank, N.A., (as successor in interest to Sovereign Bank, N.A.)	(I)

10.13	*	Executive Salary Continuation Agreement	(B)

10.14	*	Phantom Stock Plan dated December 11, 2006.	(D)

10.15	*	First Amendment to the Omega Flex, Inc. 2006 Phantom Stock Plan	(E)

10.16	*	Form of Phantom Stock Agreement entered into between Omega Flex, Inc. and its directors, officers and employees, except as set forth in the attached schedule.	(D)

10.17	*	Schedule of Phantom Stock Agreements between Omega Flex, Inc. and its directors and executive officers as of December 31, 2019.	**

10.18	*	Form of Non-Employee Director Restricted Stock Unit Award Agreement entered into between Omega Flex, Inc. and certain non-employee directors, as set forth in the attached schedule.	(J)

10.19	*	Schedule of Non-Employee Director Restricted Stock Unit Award Agreements between Omega Flex, Inc. and certain non-employee directors as of December 31, 2018.	(J)

10.20	*	Form of Change of Control Agreement entered into between Omega Flex, Inc. and certain executive officers, as set forth in the attached schedule.	**

10.21	*	Schedule of Change of Control Agreements between Omega Flex, Inc. and certain executive officers as of December 31, 2019.	**

21.1		List of Subsidiaries	**

23.1		Consent of RSM US LLP	**

31.1		Certification of Chief Executive Officer of Omega Flex, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended	**

31.2		Certification of Chief Financial Officer of Omega Flex, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended	**

32.1		Certification of Chief Executive Officer and Chief Financial Officer of Omega Flex, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	***

101.1NS		XBRL Instance Document	(K)
101.SCH		XBRL Taxonomy Extension Schema Document	(K)
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	(K)
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document	(K)
101.LAB		XBRL Taxonomy Extension Label Linkbase Document	(K)
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document	(K)

Reference Key

(A)	Filed as an Exhibit to the Registration Statement on Form 10-12G filed on June 22, 2005.

(B)	Filed as an Exhibit to the Quarterly Report on Form 10-Q filed May 6, 2019.

(C)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 18, 2009.

(D)	Filed as an Exhibit to the Annual Report on Form 10-K filed April 2, 2007.

(E)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 17, 2010.

(F)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 10, 2011.

(G)	Filed as an Exhibit to the Current Report on Form 8-K/A filed July 24, 2014.

(H)	Filed as an Exhibit to the Current Report on Form 8-K filed December 29, 2014.

(I)	Filed as an Exhibit to the Current Report on Form 8-K filed December 5, 2017.

(J)	Filed as an Exhibit to the Registration Statement on Form S-8 filed December 12, 2018.

(K)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language) as of and for the year ended December 31, 2019: (i) the Consolidated Statement of Operations, (ii) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Shareholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

*	Management contract, compensatory plan or arrangement
**	Filed herewith
***	Furnished herewith

Item 16 – Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA FLEX, INC.

Date: March 9, 2020	By:	/S/ Kevin R. Hoben
Kevin R. Hoben, Chairman and
Chief Executive Officer (Principal Executive Officer)

Date: March 9, 2020	By:	/S/ Paul J. Kane
Paul J. Kane, Vice President Finance,
Chief Financial Officer (Principal Financial Officer)

Date: March 9, 2020	By:	/S/ Matthew F. Unger
Matthew F. Unger
Financial Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 9, 2020	By:	/S/ Mark F. Albino
Mark F. Albino, Director

Date: March 9, 2020	By:	/S/ James M. Dubin
James M. Dubin, Director

Date: March 9, 2020	By:	/S/ David K. Evans
David K. Evans, Director

Date: March 9, 2020	By:	/S/ J. Nicholas Filler
J. Nicholas Filler, Director

Date: March 9, 2020	By:	/S/ Derek W. Glanvill
Derek W. Glanvill, Director

Date: March 9, 2020	By:	/S/ Kevin R. Hoben
Kevin R. Hoben, Director

Date: March 9, 2020	By:	/S/ Bruce C. Klink
Bruce C. Klink, Director

Date: March 9, 2020	By:	/S/ Stewart B. Reed
Stewart B. Reed, Director

-63-