Form 10-Q
period 2020-03-31
Omega Flex, Inc.
filed 2020-05-04
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer [  ] Accelerated filer [X] Non-accelerated filer [  ] Smaller reporting Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act). Yes [  ] No [X]

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	OFLX	NASDAQ Global Market

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 12 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the courts.

The number of shares of the registrant’s common stock outstanding as of March 31, 2020 was 10,094,322.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2020

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$13,834	$16,098
Accounts Receivable - less allowances of $1,103 and $1,433, respectively	15,524	17,047
Inventories - Net	11,222	11,078
Other Current Assets	1,503	2,097

Total Current Assets	42,083	46,320

Right-Of-Use Assets - Operating	664	771
Property and Equipment - Net	8,830	8,909
Goodwill - Net	3,526	3,526
Deferred Taxes	4	4
Other Long Term Assets	1,411	1,454

Total Assets	$56,518	$60,984

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,156	$2,383
Accrued Compensation	1,422	4,618
Accrued Commissions and Sales Incentives	3,006	4,461
Dividends Payable	2,826	2,826
Taxes Payable	1,534	423
Lease Liability - Operating	355	369
Other Liabilities	3,551	5,404

Total Current Liabilities	14,850	20,484

Lease Liability – Operating, net of current portion	323	418
Deferred Taxes	542	331
Long Term Taxes Payable	559	—
Other Long Term Liabilities	1,304	2,175

Total Liabilities	17,578	23,408

Commitments and Contingencies (Note 5)

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 share: authorized 20,000,000 shares: 10,153,633 shares issued and 10,094,322 outstanding at both March 31, 2020 and December 31, 2019	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	11,025	11,025
Retained Earnings	28,683	27,165
Accumulated Other Comprehensive Loss	(1,073)	(909)
Total Omega Flex, Inc. Shareholders’ Equity	38,736	37,382
Noncontrolling Interest	204	194

Total Shareholders’ Equity	38,940	37,576

Total Liabilities and Shareholders’ Equity	$56,518	$60,984

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands except Earnings per Common Share)

	For the three-months ended
	March 31,
	2020	2019
	(unaudited)

Net Sales	$25,266	$26,788

Cost of Goods Sold	9,497	9,842

Gross Profit	15,769	16,946

Selling Expense	4,551	4,510
General and Administrative Expense	4,253	5,504
Engineering Expense	1,120	1,341

Operating Profit	5,845	5,591

Interest Income	45	220
Other Income (Loss)	(108)	38

Income Before Income Taxes	5,782	5,849

Income Tax Expense	1,416	1,418

Net Income	4,366	4,431
Less: Net Income attributable to the Noncontrolling Interest, Net of Tax	(22)	(49)

Net Income attributable to Omega Flex, Inc.	$4,344	$4,382

Basic and Diluted Earnings per Common Share	$0.43	$0.43

Basic and Diluted Weighted-Average Shares Outstanding	10,094	10,092

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

	For the three-months ended
	March 31,
	2020	2019
	(unaudited)

Net Income	$4,366	$4,431

Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	(176)	88
Other Comprehensive Income (Loss)	(176)	88

Comprehensive Income	4,190	4,519

Less: Comprehensive Income Attributable to the Noncontrolling Interest	(10)	(55)

Total Other Comprehensive Income	$4,180	$4,464

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in Thousands)

(unaudited)

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
January 1, 2020	10,094,322	$102	$(1)	$11,025	$27,165	$(909)	$194	$37,576

Net Income					4,344		22	4,366
Cumulative Translation Adjustment						(164)	(12)	(176)

Dividends Declared					(2,826)			(2,826)

March 31, 2020	10,094,322	$102	$(1)	$11,025	$28,683	$(1,073)	$204	$38,940

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
January 1, 2019	10,091,822	$102	$(1)	$10,808	$56,110	$(950)	$252	$66,321

Net Income					4,382		49	4,431
Cumulative Translation Adjustment						82	6	88

March 31, 2019	10,091,822	$102	$(1)	$10,808	$60,492	$(868)	$307	$70,840

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	For the three-months ended
	March 31,
	2020	2019
	(unaudited)
Cash Flows from Operating Activities:
Net Income	$4,366	$4,431
Adjustments to Reconcile Net Income to
Net Cash Provided By (Used In) Operating Activities:
Non-Cash Compensation	(467)	746
Depreciation and Amortization	211	150
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	(320)	(13)
Deferred Taxes	211	(145)
Provision for Inventory Reserves	(127)	(70)
Changes in Assets and Liabilities:
Accounts Receivable	1,733	(503)
Inventories	(112)	(764)
Right-Of-Use Assets	89	(666)
Other Assets	634	362
Accounts Payable	(206)	(762)
Accrued Compensation	(3,177)	(4,007)
Accrued Commissions and Sales Incentives	(1,444)	(1,293)
Lease Liabilities	(91)	686
Other Liabilities	(549)	892
Net Cash Provided By (Used In) Operating Activities	751	(956)

Cash Flows from Investing Activities:
Purchase of Investments	—	(22,816)
Net Proceeds from Sale of Investments	—	15,000
Capital Expenditures	(145)	(299)
Net Cash Used in Investing Activities	(145)	(8,115)

Cash Flows from Financing Activities:
Dividends Paid	(2,826)	(2,422)
Net Cash Used in Financing Activities	(2,826)	(2,422)

Net Decrease in Cash and Cash Equivalents	(2,220)	(11,493)
Translation effect on cash	(44)	52
Cash and Cash Equivalents – Beginning of Period	16,098	32,392
Cash and Cash Equivalents – End of Period	$13,834	$20,951

Supplemental Disclosure of Cash Flow Information:

Cash paid for Income Taxes	$207	$245

Declared Dividend	$2,826	$—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). The Company’s unaudited condensed consolidated financial statements for the quarter ended March 31, 2020 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K). All material inter-company accounts and transactions have been eliminated in consolidation. It is Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature or a description is provided for any adjustments that are not of a normal recurring nature.

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

Revenue Recognition

According to Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), the Company recognizes revenue in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services.

The principle of Topic 606 is achieved through applying the following five-step approach:

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

Based upon the above, the Company has concluded that transfer of control substantively transfers to the customer upon shipment.

Other considerations of Topic 606 include the following:

●	Contract Costs - costs to obtain a contract (e.g. customer purchase order) include sales commissions. Under Topic 606, these costs may be expensed as incurred for contracts with a duration of one year or less. The majority of the Company’s customer purchase orders are fulfilled (e.g. goods are shipped) within two days of receipt.

●	Warranties - the Company does not offer customers to purchase a warranty separately. Therefore, there is not a separate performance obligation. The Company does account for warranties as a cost accrual and the warranties do not include any additional distinct services other than the assurance that the goods comply with agreed-upon specifications. There is no impact of warranties under Topic 606 upon the financial reporting of the Company.

●	Returned Goods - from time to time, the Company provides authorization to customers to return goods. If deemed to be material, the Company would record a “right of return” asset for the cost of the returned goods which would reduce cost of sales.

●	Volume Rebates (Promotional Incentives) - volume rebates are variable (dependent upon the volume of goods purchased by our eligible customers) and, under Topic 606, must be estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g. upon shipment of goods). Also under Topic 606, to ensure that revenue recognized would not be probable of a significant reversal, the four following factors are considered:

●	The amount of consideration is highly susceptible to factors outside the Company’s influence.
●	The uncertainty about the amount of consideration is not expected to be resolved for a long period of time.
●	The Company’s experience with similar types of contracts is limited.
●	The contract has a large number and broad range of possible consideration amounts.

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

Accounts Receivable and Provision for Credit Losses

All accounts receivables are stated at amortized cost, net of allowances for credit losses, and adjusted for any write-offs. The Company maintains allowances for credit losses, which represent an estimate of expected losses over the remaining contractual life of its receivables considering current market conditions and estimates for supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing assessments and evaluations of collectability, historical loss experience, and future expectations in estimating credit losses in its receivable portfolio. For accounts receivables, the Company uses historical loss experience rates and applies them to a related aging analysis while also considering customer and/or economic risk where appropriate. Determination of the proper amount of allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, as a result, net earnings. The allowances consider numerous quantitative and qualitative factors that include receivable type, historical loss experience, delinquency trends, collection experience, current economic conditions, estimates for supportable forecasts, when appropriate, and credit risk characteristics.

The reserve for credit losses, which include future credits, discounts, and doubtful accounts, was $1,103,000 and $1,433,000 as of March 31, 2020 and December 31, 2019, respectively.

Investments

The Company invests excess funds in liquid interest earning instruments including U.S. Treasury bills and bank time deposits, with maturities typically of one year or less. These investments are stated at fair value, which approximates amortized cost, and are classified as available-for-sale in accordance with ASC 320, Investments – Debt and Equity Securities. The Company did not have any investments as of March 31, 2020 and December 31, 2019, respectively.

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

Goodwill

In accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test as of December 31, 2019. This analysis did not indicate any impairment of goodwill.

However, the duration and severity of the COVID-19 pandemic could result in future goodwill impairment charges. While we have concluded that a triggering event did not occur during the quarter ended March 31, 2020, a prolonged pandemic could impact the Company’s results of operations in a manner significant enough to trigger an interim impairment test.

Stock-Based Compensation Plans

In 2006, the Company adopted a Phantom Stock Plan (the “Plan”), which allows the Company to grant phantom stock units (“Units”) to certain key employees, officers or directors. The Units each represent a contractual right to payment of compensation in the future based upon the market value of the Company’s common stock. The Units follow a vesting schedule of three years from the grant date, and are then paid upon maturity. In accordance with FASB ASC Topic 718, Compensation - Stock Compensation (“Topic 718”), the Company uses the Black-Scholes option pricing model as its method for determining the fair value of the Units and are accordingly recorded as liabilities. Additionally, the liabilities for the Units are adjusted to market value over time from the grant dates to the related maturity dates. Further details of the Plan are provided in Note 6.

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

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of March 31, 2020, each of the Company’s leases are classified as operating leases.

Both finance and operating leases are reflected on the balance sheet as lease or “right-of-use” assets and lease liabilities.

There are some exceptions, which the Company has elected in its accounting policies. For leases with terms of twelve months or less, or below the Company’s general capitalization policy threshold, the Company has elected an accounting policy to not recognize lease assets and lease liabilities for all asset classes. The Company recognizes lease expense for such leases generally on a straight-line basis over the lease term.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law making several changes to the Internal Revenue Code. The changes include, but are not limited to: increasing the limitation on the amount of deductible interest expense, allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income. The tax law changes in the Act have not had an effect on the Company’s income tax provision for the quarter ended March 31, 2020.

Other Comprehensive Income

For the quarters ended March 31, 2020 and 2019, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentration

The Company has one significant customer which represented more than 10% of the Company’s Accounts Receivable at March 31, 2020 and December 31, 2019. That same customer represented more than 10% of the Company’s total Net Sales for the first quarter of 2020 and 2019. Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are consistent with those discussed in detail in the Company’s December 31, 2019 Form 10-K.

Subsequent Events

The Company evaluates all events or transactions through the date of the related filing that may have a material impact on its condensed consolidated financial statements. Refer to Note 10 of the condensed consolidated financial statements.

Recent Accounting Pronouncements

In January 2017, the FASB amended ASC Topic 350, Intangibles – Goodwill and Other (issued under ASU 2017-04, “Simplifying the Test for Goodwill Impairment”). This amendment simplifies the test for goodwill impairment by only requiring an entity to perform an annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount that the carrying amount exceeds the reporting unit’s fair value. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendment requires adoption on January 1, 2020. In compliance, the Company adopted ASU 2017-04 as required during the first quarter of 2020 and determined that there was no material impact on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaced the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Adoption of the standard requires using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align existing credit loss methodology with the new standard. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. ASU 2019-11 requires entities that did not adopt the amendments in ASU 2016-13 as of November 2019 to adopt ASU 2019-11. This ASU contains the same effective dates and transition requirements as ASU 2016-13. We adopted ASU 2016-13 and ASU 2019-11 effective January 1, 2020. The impact of adoption of these standards on our condensed consolidated financial statements was not material.

3. INVENTORIES

Inventories, net of reserves of $217,000 and $355,000 at March 31, 2020 and December 31, 2019, respectively, consisted of the following:

	March 31,	December 31,
	2020	2019
	(dollars in thousands)

Finished Goods	$5,625	$5,409
Raw Materials	5,597	5,669

Inventories - Net	$11,222	$11,078

4. LINE OF CREDIT

On December 1, 2017, the Company agreed to a new Amended and Restated Revolving Line of Credit Note and Third Amendment to the Loan Agreement with Santander Bank, N.A. (the “Bank”). The Company established a line of credit facility in the maximum amount of $15,000,000, maturing on December 1, 2022, with funds available for working capital purposes and other cash needs. The loan is unsecured. The loan agreement provides for the payment of any borrowings under the agreement at an interest rate range of either LIBOR plus 0.75% to plus 1.75% (for borrowings with a fixed term of 30, 60, or 90 days), or, Prime Rate up to Prime Rate plus 0.50% (for borrowings with no fixed term other than the December 1, 2022 maturity date), depending upon the Company’s then existing financial ratios. Currently, the Company’s ratio would allow for the most favorable rate under the agreement’s range, which would be a rate of 1.74%. The Company is also required to pay on a quarterly basis an unused facility fee of 10 basis points of the average unused balance of the note. The Company may terminate the line at any time during the five-year term, as long as there are no amounts outstanding.

As of March 31, 2020 and December 31, 2019, the Company had no outstanding borrowings on its line of credit, and was in compliance with all debt covenants.

Subsequent to March 31, 2020, in an effort to ensure liquidity and secure all available resources during the COVID-19 crisis, the Company borrowed the full amount of its capacity on the line of $15,000,000 at the prime rate of 3.50%. Repayment of the line will depend upon future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the coronavirus and actions to contain or treat its impact, among others, as well as the Company’s own operational needs.

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

The Company has salary continuation agreements with current and/or past employees. These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement. The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments associated with these agreements is $500,000 at March 31, 2020, of which $488,000 is included in Other Long Term Liabilities, and the remaining current portion of $12,000 is included in Other Liabilities, associated with a retired employee who is now receiving benefit payments. The December 31, 2019 liability of $492,000 had $480,000 reported in Other Long Term Liabilities, and a current portion of $12,000 in Other Liabilities.

The Company has obtained and is the beneficiary of life insurance policies with respect to current and/or past employees. The cash surrender value of such policies (included in Other Long Term Assets) amounts to $1,362,000 at March 31, 2020 and $1,417,000 at December 31, 2019.

In addition to the above, the Company has other contractual employment and or change of control agreements in place with key employees, as previously disclosed and noted in the Exhibit Index to the Company’s December 31, 2019 Form 10-K. There are no current payment obligations related to these arrangements, and any future obligations are currently indeterminable due to the variable nature and timing of possible events required to incur such obligations.

As disclosed in detail in Note 7, Leases, the Company has several lease obligations in place that will be paid out over time.

Lastly, as provided in Item 7 of the Company’s December 31, 2019 Form 10-K, under the “Tabular Disclosure of Contractual Obligations and Off-Balance Sheet Arrangements”, the Company has numerous purchase obligations in place for the forthcoming year, largely related to the Company’s core material inventory components.

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

In February 2020, the Company was made aware of a potential legal liability regarding a legal dispute in the United Kingdom, in which the Company was the claimant. After reviewing currently available information and a range of possible scenarios, the potential loss, if any, is estimated to be between $200,000 and $500,000. No amounts have been recorded for the potential liability at this time, as the ultimate outcome could potentially result in the Company being awarded some amount of money if successful, and the potential loss is not deemed probable.

The Company has in place commercial general liability insurance policies that cover most Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $1,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $1,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims, excluding the Missouri class action case, as of March 31, 2020 is estimated to not exceed approximately $3,500,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered, and outstanding or anticipated settlements for Claims. The liabilities recorded on the Company’s books at March 31, 2020 and December 31, 2019 were $175,000 and $215,000, respectively, and are included in Other Liabilities.

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

The Units are granted to participants upon the recommendation of the Company’s CEO, and the approval of the Compensation Committee. Each of the Units that are granted to a participant will be initially valued by the Compensation Committee, at an amount equal to the closing price of the Company’s common stock on the grant date, but are recorded at fair value using the Black-Sholes method as described below. The Units follow a vesting schedule, with a maximum vesting of three years after the grant date. Upon vesting, the Units represent a contractual right of payment for the value of the Unit and therefore are stated as liabilities in accordance with Topic 718. The Units will be paid on their maturity date, one year after all of the Units granted in a particular award have fully vested, unless an acceptable event occurs under the terms of the Plan prior to one year, which would allow for earlier payment. The amount to be paid to the participant on the maturity date is dependent on the type of Unit granted to the participant.

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

Grants of Phantom Stock Units. As of December 31, 2019, the Company had 15,493 unvested units outstanding, all of which were granted at Full Value. On February 28, 2020, the Company granted an additional 4,875 Full Value Units with a fair value of $74.52 per unit on grant date, using historical volatility. In February 2020, the Company paid $968,000 for the 10,460 fully vested and matured units that were granted during 2016, including their respective earned dividend values. As of March 31, 2020, the Company had 13,618 unvested units outstanding.

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

Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately to vest.

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense as of March 31, 2020.

The total Phantom Stock related liability as of March 31, 2020 was $1,766,000 of which $949,000 is included in Other Liabilities, as it is expected to be paid within the next twelve months, and the balance of $817,000 is included in Other Long Term Liabilities. At December 31, 2019, the total Phantom Stock liability was $3,201,000, with $1,508,000 in Other Liabilities, and $1,693,000 included in Other Long Term Liabilities.

Related to the Phantom Stock Plan, in accordance with Topic 718, the Company recorded compensation income of approximately $467,000 for the three months ended March 31, 2020, and compensation expense of $746,000 for the first quarter of 2019. Compensation income or expense for a given period largely depends upon fluctuations in the Company’s stock price.

The following table summarizes information about the Company’s nonvested phantom stock Units at March 31, 2020:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2019	15,493	$59.65
Granted	4,875	$74.52
Vested	(6,750)	$52.38
Forfeited	—	—
Canceled	—	—
Nonvested at March 31, 2020	13,618	$68.58
Phantom Stock Unit Awards Expected to Vest	13,618	$68.58

The total unrecognized compensation costs calculated at March 31, 2020 are $995,000 which will be recognized through February of 2023. The Company will recognize the related expense over the weighted average period of 1.7 years.

7. LEASES

In the United States, the Company owns its two main operating facilities located in Exton, PA, which provide manufacturing, warehousing and distribution space. In addition to the owned facilities, the Company also has operations in other locations that are leased, as well as other leased assets.

With regards to leased facilities within the United States, the Company leases its corporate office space in Middletown, CT, with the lease term expiring in 2022. Additionally, the Company leases a warehousing and distribution center in Houston, Texas, which currently provides manufacturing, stocking and sales operations, with a 5-year lease term running through October 2024.

In the United Kingdom, the Company leases a facility in Banbury, England, which serves sales, warehousing and operational functions. The lease in Banbury has a 15-year term ending in March 2021.

In addition to property rentals, the Company also has lease agreements in place for various fleet vehicles and equipment with various lease terms.

In the March 31, 2020 condensed consolidated balance sheet, the Company has recorded right-of-use assets of $664,000, and a lease liability of $678,000, of which $355,000 is reported as a current liability. The respective weighted average remaining lease term and discount rate are approximately 2.58 years and 3.43%.

Future minimum lease payments under non-cancellable leases as of March 31, 2020, are as follows:

Twelve Months Ending March 31,	Operating Leases
(in thousands)
2021	$355
2022	163
2023	89
2024	44
2025	27
Thereafter	—
Total Minimum Lease Payments	$678

A similar description of the lease obligations for the previous year is disclosed in the Company’s December 31, 2019 Form 10-K.

Lease expense for the operating leases was approximately $75,000 for the first quarters ended March 31, 2020 and 2019. Lease expense is allocated to each portion of the business generally based upon use, with the majority absorbed by manufacturing (cost of goods sold), and the remainder apportioned to selling, administrative and engineering.

8. SHAREHOLDERS’ EQUITY

As of March 31, 2020 and December 31, 2019, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share. For both periods, the total number of outstanding shares was 10,094,322, shares held in Treasury was 59,311, and total shares issued was 10,153,633.

During 2020 and 2019, upon approval of the Board of Directors (the “Board”) the Company has declared and paid regular quarterly dividends, as well as special dividends, as set forth in the following table:

Dividend Declared		Dividend Paid
Date	Price Per Share	Date	Amount
March 31, 2020	$0.28	April 17, 2020*	$2,826,000
December 16, 2019 (S)	$3.50	December 30, 2019*	$35,330,000
December 14, 2019	$0.28	January 3, 2020*	$2,826,000
September 6, 2019	$0.28	October 2, 2019*	$2,826,000
June 13, 2019	$0.28	July 2, 2019*	$2,826,000
April 9, 2019	$0.24	April 29, 2019**	$2,422,000
December 13, 2018	$0.24	January 3, 2019**	$2,422,000

The number of shares outstanding on the dividend payment date was *10,094,322 and **10,091,822.

(S) indicates special dividend

In addition to the above dividend amounts, there were dividends approved by the Company’s foreign subsidiary during July and December of 2019, with the cash distribution to the noncontrolling interest of $137,000 and $65,000, respectively, paid during those respective months.

It should be noted that from time to time, the Board may elect to pay special dividends, in addition to or in lieu of the regular quarterly dividends, depending upon the financial condition of the Company. Special dividends are indicated in the above schedule as (S).

The Board approved and granted a total of 2,500 restricted stock unit awards (the “Awards”) to be allocated to the existing non-employee directors of the Company. The Awards were approved by the shareholders of the Company at the annual meeting on June 11, 2019, and distributed on June 20, 2019. A Form S-8 registration statement, and the restricted stock unit award agreements, were filed with the SEC on December 13, 2018 (2,000 units) and May 24, 2019 (500 units). The related director compensation cost of approximately $217,000 was recognized during June 2019.

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

9. RELATED PARTY TRANSACTIONS

From time to time the Company may have related party transactions (“RPTs”). In short, RPTs represent any transaction between the Company and any Company employee, director or officer, or any related entity, or relative, etc. The Company performs a review of transactions each year to determine if any RPTs exist, and if so, determines if the related parties act independently of each other in a fair transaction. Through this investigation the Company noted a limited number of RPTs which are disclosed hereto. Legal services were performed by a firm which formerly employed one member of the board. On occasion the Company shares a small amount of services with its former parent Mestek, Inc., mostly related to board meeting expenses. The Company is aware of transactions between a few service providers which employ individuals indirectly associated to Omega Flex employees. In all cases, these transactions have been determined to be independent transactions with no indication that they are influenced by the related relationships. During the first quarter of 2020, the Company had both provided and subsequently collected $5,000 of note agreement assets with related parties. Other than as disclosed above, the Company is currently not aware of any RPTs between the Company and any of its current directors or officers outside the scope of their normal business functions or expected contractual duties.

10. SUBSEQUENT EVENTS

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. On April 7, 2020, the Company received a loan from the U.S. Small Business Administration (“SBA”) to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP” and “PPP Loan”) created as part of the recently enacted CARES Act administered by the SBA. In connection with the PPP Loan, the Company entered into the promissory note attached as Exhibit 10.2 to this Form 10-Q. Pursuant to the terms of the PPP Loan, the Company received total proceeds of $2,453,000 from the Bank. After the issuance of the PPP Loan, the U.S. Treasury Department issued new guidance on the PPP program, and advised that publicly traded companies that had access to other sources of financing may not be appropriate candidates for the PPP Loans, and provided a grace period until May 7, 2020 for such companies to repay the previously issued PPP Loans. Accordingly, in light of this new guidance, the Company intends to repay the PPP Loan by May 7, 2020.

The Company evaluated all events or transactions that occurred through the date of this filing. No events other than as discussed above came to the Company’s attention that would impact the condensed consolidated financial statements for the quarter ended March 31, 2020.

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

COVID-19 PANDEMIC

The emergence of the coronavirus (COVID-19) in the United States and around the world presents significant risks to the Company, not all of which the Company is able to fully evaluate or even to foresee at the current time. While the COVID-19 pandemic did not materially adversely affect the Company’s financial results and business operations in the Company’s first quarter ended March 31, 2020, economic conditions in the United States and across most of the globe have changed rapidly since the end of the quarter. Most of the Company’s sales are derived from its TracPipe® and CounterStrike® flexible gas piping products, which are used primarily in residential construction. The construction industry has been impacted by the COVID-19 pandemic by the closing of non-essential businesses and government offices, and social distancing regimes imposed on open work sites. The impact of the rules is particularly severe on our European markets. The impact began in March 2020 and will likely continue for several months into the second quarter ending June 30, 2020, and perhaps beyond as the economy begins to open but under new social distancing protocols. On the other hand, sales of our MediTrac® flexible medical gas piping are increasing strongly as demand for rapid deployment of medical gases in temporary or retro-fitted medical facilities expand to treat patients affected by the COVID-19 virus. Sales of our other industrial products are also rising, particularly flexible hose assemblies used in pharmaceutical applications. However, at present the increased sales of these products are not of a sufficient magnitude to completely offset the loss of sales in residential construction. The levels of construction activity, and increased demand for MediTrac® may not continue and/or demand may decrease depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties.

The Company has responded to the challenges of COVID-19 pandemic by taking measures to reduce exposure to our employees. Production in the United States continues, with appropriate precautions, such as social distancing in the workplace, use of personal protective equipment, increased cleaning and disinfecting of work spaces, and employees working remotely. Our facility in the United Kingdom is continuing to operate with a reduced staff, with most production workers furloughed under a government program. We have continued support from our suppliers, with no significant disruptions in our supply chain. The Company has also drawn on its credit facility to assure sufficient liquidity. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the quarter ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year. Management cannot predict the full impact of the COVID-19 pandemic on the Company’s operations. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time.

CHANGES IN FINANCIAL CONDITION

For the period ended March 31, 2020 vs. December 31, 2019

The Company’s cash balance of $13,834,000 at March 31, 2020, decreased $2,264,000 (14.1%) from the $16,098,000 balance at December 31, 2019. Consistent with prior years, the Company paid a significant amount of cash during the first quarter for obligations that were accrued as of the end of the preceding year, such as sales promotional incentive programs and various incentive related compensation. Additionally, the Company paid a dividend of $2,826,000 during the first quarter of 2020. Those cash outflows were partially offset by income generated from operations and net cash collections from accounts receivables during 2020.

Accounts Receivable was $15,524,000 and $17,047,000 as of March 31, 2020 and December 31, 2019, respectively, decreasing $1,523,000 or 8.9%. This is mostly timing related, associated with greater cash collections resulting from higher sales during the fourth quarter of the year versus the first quarter.

Accrued Compensation was $1,422,000 at March 31, 2020, compared to $4,618,000 at December 31, 2019, decreasing $3,196,000 (69.2%). A significant portion of the liability that existed at the previous year end related to incentive compensation earned in 2019. As is customary, the liability was then paid during the first quarter of the following year, or 2020, thus diminishing the balance. The liability now represents amounts earned during the current year.

Accrued Commissions and Sales Incentives were $3,006,000 at March 31, 2020, compared to $4,461,000 at December 31, 2019, decreasing $1,455,000 (32.6%). A portion of the decrease relates to a customary trend of a lower level of sales during first quarter of the year in comparison to the fourth quarter, and the resulting commissions and sales incentives that are earned. Additionally, a portion of the sales incentives have an annual component which accumulates during the year and are then paid during the first quarter of the following year.

Other Liabilities were $3,551,000 at March 31, 2020 and $5,404,000 at the end of 2019, reflecting a decrease of $1,853,000 or 34.3%. The majority of this decrease relates to the first quarter 2020 payment of the phantom stock component of incentive compensation in-line with the maturity schedule outlined in the agreement, which was accrued at December 31, 2019. Further details related to phantom stock are contained in Note 6 to the condensed consolidated financial statements, Stock Based Plans. Annual payments were also made related to the Company’s profit sharing plan and other non-executive incentive compensation.

RESULTS OF OPERATIONS

Three-months ended March 31, 2020 vs. March 31, 2019

The Company reported comparative results from continuing operations for the three-month periods ended March 31, 2020 and 2019 as follows:

	Three-months ended March 31, (in thousands)
	2020	2020	2019	2019
	($000)%		($000)%
Net Sales	$25,266	100.0%	$26,788	100.0%
Gross Profit	$15,769	62.4%	$16,946	63.3%
Operating Profit	$5,845	23.1%	$5,591	20.9%

Net Sales. The Company’s 2020 first quarter sales of $25,266,000 decreased $1,522,000 or 5.7% compared to the first quarter of 2019, which generated sales of $26,788,000. The decrease in sales resulted mostly from a decrease in unit volume, partially offset by pricing actions which the Company took to offset material cost pressure and to protect margins.

Gross Profit. The Company’s gross profit margins were 62.4% and 63.3% for the three-months ended March 31, 2020 and 2019, respectively.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $4,551,000 and $4,510,000 for the three-months ended March 31, 2020 and 2019, respectively, representing a decrease of $41,000 or 0.9%. Selling expenses increased as a percent of net sales compared to last year, being 18.0% for the three-months ended March 31, 2020, and 16.8% for the three-months ended March 31, 2019.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $4,253,000 and $5,504,000 for the three-months ended March 31, 2020 and 2019, respectively, thus decreasing by $1,251,000 or 22.7%. The Company experienced a surge in its stock price during the first quarter of 2019, in contrast to a decrease in stock price during the first quarter of 2020, which decreased the phantom stock portion of incentive compensation expense between years, and was a primary factor in an overall $1,138,000 decrease in incentive compensation between periods. The Company also had a reduction in legal and product liability related defense costs in 2020 mostly related to a slow-down in the ongoing class action case which is being vigorously defended. As a percentage of sales, general and administrative expenses decreased to 16.8% for the three months ended March 31, 2020 from 20.6% for the three-months ended March 31, 2019.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $1,120,000 and $1,341,000 for the three-months ended March 31, 2020 and 2019, respectively, decreasing by $221,000 or 16.5%, partially associated with a reduction in experimental materials previously required for the progression of various promising applications. Engineering expenses decreased as a percentage of sales, being 4.4% for the three-months ended March 31, 2020, and 5.0% for the same period in 2019.

Operating Profits. Reflecting all of the factors mentioned above, operating profits were $5,845,000 and $5,591,000 for the quarters ending March 31, 2020 and 2019, respectively, increasing by $254,000 or 4.5%.

Interest Income (Expense)-Net. Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. The Company recorded $45,000 and $220,000 of interest income during the first quarters of 2020 and 2019, respectively. The reduction in interest income was largely due to the lower cash balance and thus lack of investment, mostly resulting from the $35,330,000 special dividend paid in December 2019.

Other Income (Expense)-Net. Other Income (Expense)-net primarily consists of foreign currency exchange gains (losses) on transactions settled in currencies other than the Company’s local currency, typically related to the Company’s foreign UK subsidiaries. There was expense of $108,000 recorded during the first quarter 2020, but income of $38,000 during the first quarter of 2019.

Income Tax Expense. Income Tax Expense was $1,416,000 for the first three months of 2020, compared to $1,418,000 for the same period in 2019, decreasing $2,000 or 0.1%, mostly the result of the decrease in income before taxes.

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

Our critical accounting policies and significant estimates and assumptions are described in more detail as follows:

Revenue Recognition

According to Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), the Company recognizes revenue in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services.

The principle of Topic 606 is achieved through applying the following five-step approach:

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

Based upon the above, the Company has concluded that transfer of control substantively transfers to the customer upon shipment.

Other considerations of Topic 606 include the following:

●	Contract Costs - costs to obtain a contract (e.g. customer purchase order) include sales commissions. Under Topic 606, these costs may be expensed as incurred for contracts with a duration of one year or less. The majority of the Company’s customer purchase orders are fulfilled (e.g. goods are shipped) within two days of receipt.

●	Warranties - the Company does not offer customers to purchase a warranty separately. Therefore, there is not a separate performance obligation. The Company does account for warranties as a cost accrual and the warranties do not include any additional distinct services other than the assurance that the goods comply with agreed-upon specifications. There is no impact of warranties under Topic 606 upon the financial reporting of the Company.

●	Returned Goods - from time to time, the Company provides authorization to customers to return goods. If deemed to be material, the Company would record a “right of return” asset for the cost of the returned goods which would reduce cost of sales.

●	Volume Rebates (Promotional Incentives) - volume rebates are variable (dependent upon the volume of goods purchased by our eligible customers) and, under Topic 606, must be estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g. upon shipment of goods). Also under Topic 606, to ensure that revenue recognized would not be probable of a significant reversal, the four following factors are considered:

●	The amount of consideration is highly susceptible to factors outside the Company’s influence.
●	The uncertainty about the amount of consideration is not expected to be resolved for a long period of time.
●	The Company’s experience with similar types of contracts is limited.
●	The contract has a large number and broad range of possible consideration amounts.

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

Accounts Receivable and Provision for Credit Losses

All accounts receivables are stated at amortized cost, net of allowances for credit losses, and adjusted for any write-offs. The Company maintains allowances for credit losses, which represent an estimate of expected losses over the remaining contractual life of its receivables considering current market conditions and estimates for supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing assessments and evaluations of collectability, historical loss experience, and future expectations in estimating credit losses in its receivable portfolio. For accounts receivables, the Company uses historical loss experience rates and applies them to a related aging analysis while also considering customer and/or economic risk where appropriate. Determination of the proper amount of allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, as a result, net earnings. The allowances consider numerous quantitative and qualitative factors that include receivable type, historical loss experience, delinquency trends, collection experience, current economic conditions, estimates for supportable forecasts, when appropriate, and credit risk characteristics.

The reserve for credit losses, which include future credits, discounts, and doubtful accounts, was $1,103,000 and $1,433,000 as of March 31, 2020 and December 31, 2019, respectively.

Investments

The Company invests excess funds in liquid interest earning instruments including U.S. Treasury bills and bank time deposits, with maturities typically of one year or less. These investments are stated at fair value, which approximates amortized cost, and are classified as available-for-sale in accordance with ASC 320, Investments – Debt and Equity Securities. The Company did not have any investments as of March 31, 2020 and December 31, 2019, respectively.

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

Goodwill

In accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual impairment test as of December 31, 2019. This analysis did not indicate any impairment of goodwill.

However, the duration and severity of the COVID-19 pandemic could result in future goodwill impairment charges. While we have concluded that a triggering event did not occur during the quarter ended March 31, 2020, a prolonged pandemic could impact the Company’s results of operations in a manner significant enough to trigger an interim impairment test.

Stock-Based Compensation Plans

In 2006, the Company adopted a Phantom Stock Plan (the “Plan”), which allows the Company to grant phantom stock units (“Units”) to certain key employees, officers or directors. The Units each represent a contractual right to payment of compensation in the future based upon the market value of the Company’s common stock. The Units follow a vesting schedule of three years from the grant date, and are then paid upon maturity. In accordance with FASB ASC Topic 718, Compensation - Stock Compensation, the Company uses the Black-Scholes option pricing model as its method for determining the fair value of the Units and are accordingly recorded as liabilities. Additionally, the liabilities for the Units are adjusted to market value over time from the grant dates to the related maturity dates. Further details of the Plan are provided in Note 6.

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

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of March 31, 2020, each of the Company’s leases are classified as operating leases.

Both finance and operating leases are reflected on the balance sheet as lease or “right-of-use” assets and lease liabilities.

There are some exceptions, which the Company has elected in its accounting policies. For leases with terms of twelve months or less, or below the Company’s general capitalization policy threshold, the Company has elected an accounting policy to not recognize lease assets and lease liabilities for all asset classes. The Company recognizes lease expense for such leases generally on a straight-line basis over the lease term.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law making several changes to the Internal Revenue Code. The changes include, but are not limited to: increasing the limitation on the amount of deductible interest expense, allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income. The tax law changes in the Act have not had an effect on the Company’s income tax provision for the quarter ended March 31, 2020.

Other Comprehensive Income

For the quarters ended March 31, 2020 and 2019, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentration

The Company has one significant customer which represented more than 10% of the Company’s Accounts Receivable at March 31, 2020 and December 31, 2019. That same customer represented more than 10% of the Company’s total Net Sales for the first quarter of 2020 and 2019. Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are consistent with those discussed in detail in the Company’s December 31, 2019 Form 10-K.

Subsequent Events

The Company evaluates all events or transactions through the date of the related filing that may have a material impact on its condensed consolidated financial statements. Refer to Note 10 of the condensed consolidated financial statements.

Recent Accounting Pronouncements

In January 2017, the FASB amended ASC Topic 350, Intangibles – Goodwill and Other (issued under ASU 2017-04, “Simplifying the Test for Goodwill Impairment”). This amendment simplifies the test for goodwill impairment by only requiring an entity to perform an annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount that the carrying amount exceeds the reporting unit’s fair value. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendment requires adoption on January 1, 2020. In compliance, the Company adopted ASU 2017-04 as required during the first quarter of 2020 and determined that there was no material impact on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaced the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Adoption of the standard requires using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align existing credit loss methodology with the new standard. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. ASU 2019-11 requires entities that did not adopt the amendments in ASU 2016-13 as of November 2019 to adopt ASU 2019-11. This ASU contains the same effective dates and transition requirements as ASU 2016-13. We adopted ASU 2016-13 and ASU 2019-11 effective January 1, 2020. The impact of adoption of these standards on our condensed consolidated financial statements was not material.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company’s primary cash needs have been related to working capital items, which the Company has largely funded through cash generated from operations.

As of March 31, 2020, the Company had a cash balance of $13,834,000. Additionally, the Company has a $15,000,000 line of credit available, as discussed in detail in Note 4, which had no borrowings outstanding upon it at March 31, 2020. At December 31, 2019, the Company had a cash balance of $16,098,000, with no borrowings against the line of credit.

Subsequent to March 31, 2020, in an effort to ensure liquidity and secure all available resources during the COVID-19 crisis, the Company did borrow the full amount of its capacity on the line of $15,000,000 at the prime rate of 3.50%. Repayment of the line will depend upon future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the coronavirus and actions to contain or treat its impact, among others, as well as the Company’s own operational needs.

We believe our existing cash and cash equivalents, along with our borrowing capacity, will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend upon many factors including our rate of revenue growth, the timing and extent of any expansion efforts, the potential for investments in, or the acquisition of any complementary products, businesses or supplementary facilities for additional capacity, and the COVID-19 crisis. The details of our operating, investing and financing activities are provided below.

Operating Activities

Cash used in operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For the first three months of 2020, the Company’s operating activities provided cash of $751,000, compared to the first quarter of 2019 which used cash of $956,000, a difference of $1,707,000. For details of the operating cash flows refer to the condensed consolidated statements of cash flows in Part I – Financial Information on page seven.

Investing Activities

Cash used in investing activities during the first three months of 2020 and 2019 was $145,000 and $8,115,000, respectively. During 2020, cash was used for capital expenditures. For 2019, cash was used to purchase short-term investments of $22,816,000, which was partially offset by cash received from net proceeds from the sale of short-term investments of $15,000,000. There were also capital expenditures during 2019 amounting to $299,000.

Financing Activities

A dividend was declared in both December of 2019 and 2018, amounting to $2,826,000 and $2,422,000 respectively, with payment due and paid during January of the following year.

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

Item 4 – Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

At the end of the fiscal first quarter of 2020, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission. The Company’s management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934. Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

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

In February 2020, the Company was made aware of a potential legal liability regarding a legal dispute in the United Kingdom, in which the Company was the claimant. After reviewing currently available information and a range of possible scenarios, the potential loss, if any, is estimated to be between $200,000 and $500,000. No amounts have been recorded for the potential liability at this time, as the ultimate outcome could potentially result in the Company being awarded some amount of money if successful, and the potential loss is not deemed probable.

The Company has in place commercial general liability insurance policies that cover most Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $1,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $1,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims, excluding the Missouri class action case, as of March 31, 2020 is estimated to not exceed approximately $3,500,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered, and outstanding or anticipated settlements for Claims. The liabilities recorded on the Company’s books at March 31, 2020 and December 31, 2019 were $175,000 and $215,000, respectively, and are included in Other Liabilities.

Item 1A – Risk Factors

Risk factors are discussed in detail in the Company’s December 31, 2019 Form 10-K. There are no additional risks attributable to the quarter.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 – Other Information

None.

Item 6 - Exhibits

Exhibit No.	Description

10.1	Form of Indemnification Agreement

10.2	Promissory Note to JPMorgan Chase, N.A. Under the U.S. Small Business Administration’s Paycheck Protection Program

31.1	Certification of Chief Executive Officer of Omega Flex, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Omega Flex, Inc. pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Omega Flex, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA FLEX, INC.
(Registrant)

Date: May 4, 2020	By:	/s/ Paul J. Kane
Paul J. Kane
Vice President – Finance
and Chief Financial Officer

-43-