Form 10-Q
period 2020-06-30
Omega Flex, Inc.
filed 2020-08-03
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of the registrant’s common stock outstanding as of June 30, 2020 was 10,094,322.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2020

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Share Amounts)

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$19,487	$16,098
Accounts Receivable - less allowances of $887 and $1,433, respectively	14,113	17,047
Inventories - Net	11,083	11,078
Other Current Assets	974	2,097

Total Current Assets	45,657	46,320

Right-Of-Use Assets - Operating	589	771
Property and Equipment - Net	8,660	8,909
Goodwill - Net	3,526	3,526
Deferred Taxes	4	4
Other Long Term Assets	1,481	1,454

Total Assets	$59,917	$60,984

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,155	$2,383
Accrued Compensation	2,337	4,618
Accrued Commissions and Sales Incentives	2,846	4,461
Dividends Payable	2,827	2,826
Taxes Payable	2,858	423
Lease Liability - Operating	311	369
Other Liabilities	4,212	5,404

Total Current Liabilities	17,546	20,484

Lease Liability – Operating, net of current portion	291	418
Deferred Taxes	186	331
Long Term Taxes Payable	559	—
Other Long Term Liabilities	1,673	2,175

Total Liabilities	20,255	23,408

Commitments and Contingencies (Note 5)

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 share: authorized 20,000,000 shares: 10,153,633 shares issued and 10,094,322 outstanding at both June 30, 2020 and December 31, 2019	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	11,025	11,025
Retained Earnings	29,427	27,165
Accumulated Other Comprehensive Loss	(1,091)	(909)
Total Omega Flex, Inc. Shareholders’ Equity	39,462	37,382
Noncontrolling Interest	200	194

Total Shareholders’ Equity	39,662	37,576

Total Liabilities and Shareholders’ Equity	$59,917	$60,984

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share and Share Amounts)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(Unaudited)

Net Sales	$21,818	$26,809	$47,084	$53,597

Cost of Goods Sold	8,556	10,073	18,053	19,915

Gross Profit	13,262	16,736	29,031	33,682

Selling Expense	3,503	4,300	8,054	8,810
General and Administrative Expense	3,852	6,140	8,105	11,644
Engineering Expense	1,021	1,152	2,141	2,493

Operating Profit	4,886	5,144	10,731	10,735

Interest Income (Expense)	(97)	236	(52)	456
Other Income (Expense)	(23)	(33)	(131)	5

Income Before Income Taxes	4,766	5,347	10,548	11,196

Income Tax Expense	1,196	1,325	2,612	2,743

Net Income	3,570	4,022	7,936	8,453
Less: Net (Income) Loss attributable to the Noncontrolling Interest	1	(39)	(21)	(88)

Net Income attributable to Omega Flex, Inc.	$3,571	$3,983	$7,915	$8,365

Basic and Diluted Earnings per Common Share	$0.35	$0.39	$0.78	$0.83

Cash Dividends Declared per Common Share	$0.28	$0.52	$0.56	$0.52

Basic and Diluted Weighted Average Shares Outstanding	10,094,322	10,092,124	10,094,322	10,091,973

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(Unaudited)

Net Income	$3,570	$4,022	$7,936	$8,453

Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	(21)	(143)	(197)	(55)
Other Comprehensive Income (Loss)	(21)	(143)	(197)	(55)

Comprehensive Income	3,549	3,879	7,739	8,398

Less: Comprehensive (Income) Loss Attributable to the Noncontrolling Interest	4	(30)	(6)	(85)

Total Comprehensive Income	$3,553	$3,849	$7,733	$8,313

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in Thousands, Except Share Amounts)

For the three months ended June 30, 2020

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
	(unaudited)
April 1, 2020	10,094,322	$102	$(1)	$11,025	$28,683	$(1,073)	$204	$38,940

Net Income					3,571		(1)	3,570
Cumulative Translation Adjustment						(18)	(3)	(21)

Dividends Declared					(2,827)			(2,827)
June 30, 2020	10,094,322	$102	$(1)	$11,025	$29,427	$(1,091)	$200	$39,662

For the three months ended June 30, 2019

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings		Accumulated Other Comprehensive Income (Loss)		Noncontrolling Interest		Shareholders’ Equity
	(unaudited)
April 1, 2019	10,091,822	$102	$(1)	$10,808	$60,492		$(868)		$307		$70,840

Net Income					3,983				39		4,022
Cumulative Translation Adjustment						(134)		(9)		(143)
Shares Reissued From Treasury Pursuant To Restricted Stock Unit Awards	2,500			217							217
Dividends Declared					(5,248)						(5,248)
June 30, 2019	10,094,322	$102	$(1)	$11,025	$59,227		$(1,002)		$337		$69,688

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in Thousands, Except Share Amounts)

For the six months ended June 30, 2020

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
	(unaudited)
January 1, 2020	10,094,322	$102	$(1)	$11,025	$27,165	$(909)	$194	$37,576

Net Income				7,915		21	7,936
Cumulative Translation Adjustment						(182)	(15)	(197)
Dividends Declared					(5,653)			(5,653)
June 30, 2020	10,094,322	$102	$(1)	$11,025	$29,427	$(1,091)	$200	$39,662

For the six months ended June 30, 2019

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings		Accumulated Other Comprehensive Income (Loss)		Noncontrolling Interest		Shareholders’ Equity
	(unaudited)
January 1, 2019	10,091,822	$102	$(1)	$10,808	$56,110		$(950)		$252		$66,321

Net Income					8,365				88		8,453
Cumulative Translation Adjustment						(52)		(3)		(55)
Shares Reissued From Treasury Pursuant To Restricted Stock Unit Awards	2,500			217							217
Dividends Declared					(5,248)						(5,248)
June 30, 2019	10,094,322	$102	$(1)	$11,025	$59,227		$(1,002)		$337		$69,688

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	For the six months ended	For the six months ended
	June 30, 2020	June 30, 2019
	(unaudited)
Cash Flows from Operating Activities:
Net Income	$7,936	$8,453
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Non-Cash Compensation	142	1,145
Depreciation and Amortization	421	301
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	(531)	(42)
Deferred Taxes	(145)	(355)
Provision for Inventory Reserves	(55)	(29)
Changes in Assets and Liabilities:
Accounts Receivable	3,371	(199)
Inventories	(63)	(1,388)
Right-Of-Use Assets	163	(778)
Other Assets	1,092	919
Accounts Payable	(206)	(1,043)
Accrued Compensation	(2,258)	(3,019)
Accrued Commissions and Sales Incentives	(1,605)	(861)
Lease Liabilities	(166)	796
Other Liabilities	1,207	1,179
Net Cash Provided by Operating Activities	9,303	5,079

Cash Flows from Investing Activities:
Purchase of Investments	—	(22,954)
Net Proceeds from Sale of Investments	—	15,000
Capital Expenditures	(187)	(722)
Net Cash Used in Investing Activities	(187)	(8,676)

Cash Flows from Financing Activities:
Dividends Paid	(5,653)	(4,844)
Net Cash Used in Financing Activities	(5,653)	(4,844)

Net Increase (Decrease) in Cash and Cash Equivalents	3,463	(8,441)
Translation effect on cash	(74)	(31)
Cash and Cash Equivalents – Beginning of Period	16,098	32,392
Cash and Cash Equivalents – End of Period	$19,487	$23,920

Supplemental Disclosure of Cash Flow Information:

Cash paid for Income Taxes	$458	$2,404

Cash paid for Interest	$112	$—

Declared Dividends	$5,653	$5,248

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). The Company’s unaudited condensed consolidated financial statements for the quarter ended June 30, 2020 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K). All material inter-company accounts and transactions have been eliminated in consolidation. It is Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature or a description is provided for any adjustments that are not of a normal recurring nature.

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

The Company manufactures flexible metal hose at its facilities in Exton, Pennsylvania and Houston, Texas, in the United States, and in Banbury, Oxfordshire in the United Kingdom, and sells its products through distributors, wholesalers and to original equipment manufacturers (“OEMs”) throughout North America, and in certain European markets.

COVID-19 Pandemic

The emergence of the coronavirus (COVID-19) pandemic in the United States (U.S.), United Kingdom (U.K.) and around the world, presents significant risks to the Company, not all of which the Company is able to fully evaluate or articulate at the current time. This has caused and is continuing to cause business slowdowns and shutdowns and turmoil in the financial markets both in the U.S. and abroad. The Company is monitoring the impact of the COVID-19 pandemic on its business, including how it has impacted and will impact the Company’s employees, customers, suppliers and distribution channels. The COVID-19 pandemic, as well as the quarantines and other governmental and non-governmental restrictions which have been imposed throughout the world in an effort to contain or mitigate the spread of the coronavirus, has created significant volatility, uncertainty and economic disruption which has begun to and is expected to continue to significantly affect the Company’s business. The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as information is rapidly evolving with respect to the duration and severity of the COVID-19 pandemic. Currently, the Company cannot reasonably estimate the duration and severity of the COVID-19 pandemic or its overall impact on the Company’s business.

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

Based upon the above, the Company has concluded that transfer of control substantively transfers to the customer upon shipment.

Other considerations of Topic 606 include the following:

●	Contract Costs - costs to obtain a contract (e.g. customer purchase order) include sales commissions. Under Topic 606, these costs may be expensed as incurred for contracts with a duration of one year or less. The majority of the Company’s customer purchase orders are fulfilled (e.g. goods are shipped) within two days of receipt.

●	Warranties - the Company does not offer customers to purchase a warranty separately. Therefore, there is not a separate performance obligation. The Company does account for warranties as a cost accrual and the warranties do not include any additional distinct services other than the assurance that the goods comply with agreed-upon specifications. There is no impact of warranties under Topic 606 upon the financial reporting of the Company.

●	Returned Goods - from time to time, the Company provides authorization to customers to return goods. If deemed to be material, the Company would record a “right of return” asset for the cost of the returned goods which would reduce cost of sales.

●	Volume Rebates (Promotional Incentives) - volume rebates are variable (dependent upon the volume of goods purchased by our eligible customers) and, under Topic 606, must be estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g. upon shipment of goods). Also, under Topic 606, to ensure that revenue recognized would not be probable of a significant reversal, the four following factors are considered:

■	The amount of consideration is highly susceptible to factors outside the Company’s influence.
■	The uncertainty about the amount of consideration is not expected to be resolved for a long period of time.
■	The Company’s experience with similar types of contracts is limited.
■	The contract has a large number and broad range of possible consideration amounts.

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

The reserve for credit losses, which include future credits, discounts, and doubtful accounts, was $887,000 and $1,433,000 as of June 30, 2020 and December 31, 2019, respectively.

Investments

The Company invests excess funds in liquid interest earning instruments including U.S. Treasury bills and bank time deposits, with maturities typically of one year or less. These investments are stated at fair value, which approximates amortized cost, and are classified as available-for-sale in accordance with ASC 320, Investments – Debt and Equity Securities. The Company did not have any investments as of June 30, 2020 and December 31, 2019, respectively.

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

However, the duration and severity of the COVID-19 pandemic could result in future goodwill impairment charges. While we have concluded that a triggering event did not occur during the six months ended June 30, 2020, a prolonged pandemic could impact the Company’s results of operations in a manner significant enough to trigger an interim impairment test.

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

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of June 30, 2020, each of the Company’s leases are classified as operating leases.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law making several changes to the Internal Revenue Code. The changes include, but are not limited to: increasing the limitation on the amount of deductible interest expense, allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income. The tax law changes in the Act have not had an effect on the Company’s income tax provision for the three and six months ended June 30, 2020.

Other Comprehensive Income

For the three and six months ended June 30, 2020 and 2019, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentration

The Company has one significant customer which represented more than 10% of the Company’s Accounts Receivable at June 30, 2020 and December 31, 2019. That same customer represented more than 10% of the Company’s total Net Sales for the three and six months ended June 30, 2020 and 2019. Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are consistent with those discussed in detail in the Company’s December 31, 2019 Form 10-K.

Subsequent Events

The Company evaluates all events or transactions through the date of the related filing that may have a material impact on its condensed consolidated financial statements. Refer to Note 10 of the condensed consolidated financial statements.

Recent Accounting Pronouncements

In January 2017, the FASB amended ASC Topic 350, Intangibles – Goodwill and Other (issued under ASU 2017-04, “Simplifying the Test for Goodwill Impairment”). This amendment simplifies the test for goodwill impairment by only requiring an entity to perform an annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount that the carrying amount exceeds the reporting unit’s fair value. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendment required adoption on January 1, 2020. In compliance, the Company adopted ASU 2017-04 as required during the first quarter of 2020 and determined that there was no material impact on its condensed consolidated financial statements.

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

3. INVENTORIES

Inventories, net of reserves of $288,000 and $355,000 at June 30, 2020 and December 31, 2019, respectively, consisted of the following:

	June 30,	December 31,
	2020	2019
	(dollars in thousands)

Finished Goods	$5,834	$5,409
Raw Materials	5,249	5,669

Inventories - Net	$11,083	$11,078

4. LINE OF CREDIT AND OTHER BORROWINGS

On December 1, 2017, the Company agreed to a new Amended and Restated Revolving Line of Credit Note and Third Amendment to the Loan Agreement with Santander Bank, N.A. (the “Bank”). The Company established a line of credit facility in the maximum amount of $15,000,000, maturing on December 1, 2022, with funds available for working capital purposes and other cash needs. The loan is unsecured. The loan agreement provides for the payment of any borrowings under the agreement at an interest rate range of either LIBOR plus 0.75% to plus 1.75% (for borrowings with a fixed term of 30, 60, or 90 days), or, Prime Rate up to Prime Rate plus 0.50% (for borrowings with no fixed term other than the December 1, 2022 maturity date), depending upon the Company’s then existing financial ratios. Currently, the Company’s ratio would allow for the most favorable rate under the agreement’s range, which would be a rate of 0.91%. The Company is also required to pay on a quarterly basis an unused facility fee of 10 basis points of the average unused balance of the note. The Company may terminate the line at any time during the five-year term, as long as there are no amounts outstanding.

During the quarter ending June 30, 2020, in an effort to ensure liquidity and secure all available resources during the COVID-19 crisis, the Company borrowed the full amount of its capacity on the line of $15,000,000 at the prime rate of 3.50% and was repaid in full prior to the end of the quarter. As of December 31, 2019, the Company had no outstanding borrowings on its line of credit.

The Company was in compliance with all debt covenants as of June 30, 2020 and December 31, 2019.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. On April 7, 2020, the Company received a loan from the U.S. Small Business Administration (“SBA”) to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP” and “PPP Loan”) created as part of the recently enacted CARES Act administered by the SBA. In connection with the PPP Loan, the Company entered into a promissory note filed as Exhibit 10.2 attached to Form 10-Q for the quarter ending March 31, 2020. Pursuant to the terms of the PPP Loan, the Company received total proceeds of $2,453,000 from the Bank. After the issuance of the PPP Loan, the U.S. Treasury Department issued new guidance on the PPP program, and advised that publicly traded companies that had access to other sources of financing may not be appropriate candidates for the PPP Loans, and provided a grace period until May 7, 2020 for such companies to repay the previously issued PPP Loans. Accordingly, in light of this guidance, the Company repaid the PPP Loan by May 7, 2020.

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

The Company has salary continuation agreements with current and/or past employees. These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement. The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments associated with these agreements is $491,000 at June 30, 2020, of which $479,000 is included in Other Long Term Liabilities, and the remaining current portion of $12,000 is included in Other Liabilities, associated with a retired employee who is now receiving benefit payments. The December 31, 2019 liability of $492,000 had $480,000 reported in Other Long Term Liabilities, and a current portion of $12,000 in Other Liabilities.

The Company has obtained and is the beneficiary of life insurance policies with respect to current and/or past employees. The cash surrender value of such policies (included in Other Long Term Assets) amounts to $1,441,000 at June 30, 2020 and $1,417,000 at December 31, 2019.

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

In June 2017, a putative class action case was re-filed against the Company and other parties in Missouri state court after the predecessor case was dismissed without prejudice by the federal court. The Company successfully removed the case to federal court and is currently vigorously defending the case.

The Company was made aware of a potential legal liability regarding a legal dispute in the United Kingdom, in which the Company’s subsidiary, Omega Flex Limited (“OFL”), was the claimant. After reviewing currently available information, there are a range of possible outcomes; (1) from British Standards Institution (“BSI”), the defendant, paying OFL a portion of its legal costs incurred in the action, (2) to each side bearing its own costs, or (3) OFL paying a portion of BSI’s legal costs. The potential amount of loss in the last outcome (paying BSI’s legal costs) is estimated to be between $200,000 and $500,000. No amounts have been recorded for the potential liability at this time due to the uncertainty of the ultimate outcome, and the potential loss is not deemed probable.

The Company has in place commercial general liability insurance policies that cover most Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $1,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $1,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims, excluding the Missouri class action case, as of June 30, 2020 is estimated to not exceed approximately $5,800,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered, and outstanding or anticipated settlements for Claims. The liabilities recorded on the Company’s books at June 30, 2020 and December 31, 2019 were $150,000 and $215,000, respectively, and are included in Other Liabilities.

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

Grants of Phantom Stock Units. As of December 31, 2019, the Company had 15,493 unvested units outstanding, all of which were granted at Full Value. On February 28, 2020, the Company granted an additional 4,875 Full Value Units with a fair value of $74.52 per unit on grant date, using historical volatility. In February 2020, the Company paid $968,000 for the 10,460 fully vested and matured units that were granted during 2016, including their respective earned dividend values. As of June 30, 2020, the Company had 13,618 unvested units outstanding.

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

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense as of June 30, 2020.

The total Phantom Stock related liability as of June 30, 2020 was $2,374,000 of which $1,179,000 is included in Other Liabilities, as it is expected to be paid within the next twelve months, and the balance of $1,195,000 is included in Other Long Term Liabilities. At December 31, 2019, the total Phantom Stock liability was $3,201,000, with $1,508,000 in Other Liabilities, and $1,693,000 included in Other Long Term Liabilities.

Related to the Phantom Stock Plan, in accordance with Topic 718, the Company recorded compensation expense of approximately $142,000 and $928,000 for the six months ended June 30, 2020 and 2019, respectively. Compensation expense for a given period largely depends upon fluctuations in the Company’s stock price.

The following table summarizes information about the Company’s nonvested phantom stock Units at June 30, 2020:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2019	15,493	$59.65
Granted	4,875	$74.52
Vested	(6,750)	$52.38
Forfeited	—	—
Canceled	—	—
Nonvested at June 30, 2020	13,618	$68.58
Phantom Stock Unit Awards Expected to Vest	13,618	$68.58

The total unrecognized compensation costs calculated at June 30, 2020 are $1,078,000 which will be recognized through February of 2023. The Company will recognize the related expense over the weighted average period of 1.5 years.

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

In the United Kingdom, the Company leases a facility in Banbury, England, which serves sales, warehousing and operational functions. The lease in Banbury has a 15-year term ending in June 2021.

In addition to property rentals, the Company also has lease agreements in place for various fleet vehicles and equipment with various lease terms.

In the June 30, 2020 condensed consolidated balance sheet, the Company has recorded right-of-use assets of $589,000, and a lease liability of $602,000, of which $311,000 is reported as a current liability. The respective weighted average remaining lease term and discount rate are approximately 2.52 years and 3.31%.

Future minimum lease payments under non-cancellable leases as of June 30, 2020, are as follows:

Twelve Months Ending June 30,	Operating Leases
(in thousands)

2021	$311
2022	163
2023	62
2024	47
2025	18
Thereafter	1

Total Minimum Lease Payments	$602

A similar description of the lease obligations for the previous year is disclosed in the Company’s December 31, 2019 Form 10-K.

Lease expense for the operating leases was approximately $74,000 and $149,000 for the three and six months ended June 30, 2020 and $75,000 and $150,000 for the three and six months ended June 30, 2019. Lease expense is allocated to each portion of the business generally based upon use, with the majority absorbed by manufacturing (cost of goods sold), and the remainder apportioned to selling, administrative and engineering.

8. SHAREHOLDERS’ EQUITY

As of June 30, 2020 and December 31, 2019, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share. For both periods, the total number of outstanding shares was 10,094,322, shares held in Treasury was 59,311, and total shares issued was 10,153,633.

During 2020 and 2019, upon approval of the Board of Directors (the “Board”) the Company has declared and paid regular quarterly dividends, as well as special dividends, as set forth in the following table:

Dividend Declared		Dividend Declared	Dividend Paid		Dividend Paid
Date		Price Per Share	Date		Amount
June 24, 2020		$0.28	July 13, 2020	*	$2,826,000
March 31, 2020		$0.28	April 17, 2020	*	$2,826,000
December 16, 2019	(S)	$3.50	December 30, 2019	*	$35,330,000
December 14, 2019		$0.28	January 3, 2020	*	$2,826,000
September 6, 2019		$0.28	October 2, 2019	*	$2,826,000
June 13, 2019		$0.28	July 2, 2019	*	$2,826,000
April 9, 2019		$0.24	April 29, 2019	**	$2,422,000
December 13, 2018		$0.24	January 3, 2019	**	$2,422,000

(*)	The number of shares outstanding on the dividend payment date was 10,094,322.
(**)	The number of shares outstanding on the dividend payment date was 10,091,822.
(S)	indicates special dividend

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

9. RELATED PARTY TRANSACTIONS

From time to time the Company may have related party transactions (“RPTs”). In short, RPTs represent any transaction between the Company and any Company employee, director or officer, or any related entity, or relative, etc. The Company performs a review of transactions each year to determine if any RPTs exist, and if so, determines if the related parties act independently of each other in a fair transaction. Through this investigation the Company noted a limited number of RPTs which are disclosed hereto. Legal services were performed by a firm which formerly employed one member of the board. On occasion the Company shares a small amount of services with its former parent Mestek, Inc., mostly related to board meeting expenses. The Company is aware of transactions between a few service providers which employ individuals indirectly associated to Omega Flex employees. In all cases, these transactions have been determined to be independent transactions with no indication that they are influenced by the related relationships. During the first six months of 2020, the Company had both provided and subsequently collected $5,000 of note agreement assets with related parties. Other than as disclosed above, the Company is currently not aware of any RPTs between the Company and any of its current directors or officers outside the scope of their normal business functions or expected contractual duties.

10. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred through the date of this filing. During this period, no events other than as discussed above came to the Company’s attention that would impact the condensed consolidated financial statements.

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

The Company’s business is managed as a single operating segment that consists of the manufacture and sale of flexible metal hose, as well as the sale of the Company’s related proprietary fittings and a vast array of accessories. The Company’s products are concentrated in residential and commercial construction, and general industrial markets, with a comprehensive portfolio of intellectual property and patents issued in various countries around the world. The Company’s primary product, flexible gas piping, is used for gas piping within residential and commercial buildings. Through its flexibility and ease of use, the Company’s TracPipe® and TracPipe® CounterStrike® flexible gas piping, along with its fittings distributed under the trademarks AutoSnap® and AutoFlare®, allows users to substantially cut the time required to install gas piping, as compared to traditional methods. The Company’s products are manufactured at its facilities in Exton, Pennsylvania and Houston, Texas in the United States, and in Banbury, Oxfordshire in the United Kingdom. Through the use of its broad network of independent outside sales organizations, such as sales representatives, the Company primarily sells its products to distributors, wholesalers and OEM’s, mostly throughout North America, and to a lesser extent in other global markets.

COVID-19 PANDEMIC

The emergence and escalation of the coronavirus (COVID-19) in the United States (U.S.), United Kingdom (U.K.), and around the world presents significant risks to the Company, not all of which the Company is able to fully evaluate or quantify at the present time. While the effects of the COVID-19 pandemic did slightly affect the Company’s financial results and business operations during the three months ended June 30, 2020, most of those negative effects were in the early period of the quarter, with sales progressively growing during the second quarter.

Sales from our TracPipe® and CounterStrike® flexible gas piping products were impacted by the deterioration in construction activity during April, which continued during May, albeit on a less pronounced trajectory, and then experienced a resurgence of activity during June 2020, most notably within the U.S., as sales and profitability during June 2020 exceeded June 2019. Sales of our MediTrac® flexible medical gas piping has increased strongly as demand for rapid deployment of medical gases in temporary or retro-fitted medical facilities were required to treat patients affected by the COVID-19 virus. Additionally, sales of our industrial products, particularly flexible hose assemblies have also been used in pharmaceutical applications. In combination, the Company has therefore managed to maintain a reasonable level of sales and profitability despite the obstacles presented by these turbulent times.

The Company has responded to the challenges of the COVID-19 pandemic by taking measures to protect its workforce and supply chain. The Company currently maintains the full use of its $15,000,000 line of credit facility with Santander Bank N.A., and has other banking resources as well to assure liquidity.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the three and six months ended June 30, 2020 are not indicative of the results to be expected for the full year. Management cannot predict the full impact of the COVID-19 pandemic on the Company’s operations. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time.

CHANGES IN FINANCIAL CONDITION

For the period ended June 30, 2020 vs. December 31, 2019

The Company’s cash balance of $19,487,000 at June 30, 2020, increased $3,389,000 (21.1%) from the $16,098,000 balance at December 31, 2019 mainly the result of income generated from operations during 2020, less dividends of $5,653,000 paid during the first six months of 2020. The condensed consolidated statement of cash flows is provided on page 8 which provides further details regarding changes in cash.

Accounts Receivable was $14,113,000 and $17,047,000 as of June 30, 2020 and December 31, 2019, respectively, decreasing $2,934,000 or 17.2%. This is mostly timing related, associated with greater cash collections resulting from higher sales during the fourth quarter of 2019 versus the second quarter of 2020. Sales were lower during the second quarter of 2020 largely as a result of the impacts of the COVID-19 pandemic.

Accrued Compensation was $2,337,000 at June 30, 2020, compared to $4,618,000 at December 31, 2019, decreasing $2,281,000 (49.4%). A significant portion of the liability that existed at the previous year end related to incentive compensation earned in 2019. As is customary, the liability was then paid during the first quarter of the following year, or 2020, thus diminishing the balance. The liability now represents amounts earned during the current year.

Accrued Commissions and Sales Incentives were $2,846,000 at June 30, 2020, compared to $4,461,000 at December 31, 2019, decreasing $1,615,000 (36.2%). A portion of the decrease relates to the lower level of sales during the second quarter of 2020, in comparison to the fourth quarter of 2019, and the resulting commissions and sales incentives that are earned. Additionally, a portion of the sales incentives have an annual component which accumulates during the year and are then paid during the first quarter of the following year.

Taxes Payable were $2,858,000 at June 30, 2020 and $423,000 at the end of 2019, reflecting an increase of $2,435,000 or 575.7%. The increase mainly relates to the timing of payments of U.S. federal and state corporate income taxes. During the current year the Internal Revenue Service extended the time to pay current and prior year corporate income taxes as a result of the COVID-19 pandemic. The majority of state taxing authorities followed the extensions of time allowed by the Internal Revenue Service.

RESULTS OF OPERATIONS

Three months ended June 30, 2020 vs. June 30, 2019

The Company reported comparative results from continuing operations for the three months ended June 30, 2020 and 2019 as follows:

	Three months ended June 30, (in thousands)

	2020	2020	2019	2019
	($000)%		($000)%
Net Sales	$21,818	100.0%	$26,809	100.0%
Gross Profit	$13,262	60.8%	$16,736	62.4%
Operating Profit	$4,886	22.4%	$5,144	19.2%

Net Sales. The Company’s 2020 second quarter sales of $21,818,000 decreased $4,991,000 or 18.6% compared to the second quarter of 2019, which generated sales of $26,809,000. The decrease in sales resulted mostly from a decrease in unit volume, slightly offset by pricing actions which the Company took to offset material cost pressure and to protect margins.

Gross Profit. The Company’s gross profit margins were 60.8% and 62.4% for the three months ended June 30, 2020 and 2019, respectively. The Company experienced a decrease in production during the first six months of 2020, which diminished labor and overhead absorption, and resulted in lower gross profit.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $3,503,000 and $4,300,000 for the three months ended June 30, 2020 and 2019, respectively, representing a decrease of $797,000 or 18.5%. The decrease was mostly related to lower commissions and freight expenses, which move in relation to sales. Selling expenses as a percent of net sales were identical to last year, being 16.0% for the three months ended June 30, 2020 and 2019.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $3,852,000 and $6,140,000 for the three-months ended June 30, 2020 and 2019, respectively, thus decreasing by $2,298,000 or 37.3%. The Company experienced a reduction in legal and product liability related defense costs of $2,329,000 in 2020 mostly related to a slow-down in the ongoing class action case which is being vigorously defended. The decrease in legal costs was slightly offset by an increase in the phantom stock component of incentive compensation, associated with the increase in the Company’s stock price during the recent quarter. As a percentage of sales, general and administrative expenses decreased to 17.7% for the three months ended June 30, 2020 from 22.9% for the three months ended June 30, 2019.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $1,021,000 and $1,152,000 for the three months ended June 30, 2020 and 2019, respectively, decreasing by $131,000 or 11.4%, partially associated with a reduction in experimental materials previously required for the progression of various promising applications. Engineering expenses increased modestly as a percentage of sales, being 4.7% for the three months ended June 30, 2020, and 4.3% for the same period in 2019.

Operating Profits. Reflecting all of the factors mentioned above, operating profits were $4,886,000 and $5,144,000 for the quarters ending June 30, 2020 and 2019, respectively, decreasing by $258,000 or 5.0%. As a percentage of sales, operating profits increased, being 22.4% and 19.2% for the three-months ended June 30, 2020 and 2019, respectively.

Interest Income (Expense)-Net. Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. The Company recorded $97,000 of interest expense and $236,000 of interest income during the second quarters of 2020 and 2019, respectively. The reduction in interest income was largely due to the lower cash balance and thus lack of investment, mostly resulting from the $35,330,000 special dividend paid in December 2019. Additionally, the Company had borrowed $15,000,000 on its line of credit for a portion of the second quarter of 2020 to ensure liquidity during the COVID-19 crisis.

Other Income (Expense)-Net. Other Income (Expense)-net primarily consists of foreign currency exchange gains (losses) on transactions settled in currencies other than the Company’s local currency, typically related to the Company’s foreign UK subsidiaries. There was expense of $23,000 and $33,000 recorded during the second quarters of 2020 and 2019, respectively.

Income Tax Expense. Income Tax Expense was $1,196,000 for the second quarter of 2020, compared to $1,325,000 for the same period in 2019, decreasing $129,000 or 9.7%, mostly the result of the decrease in income before taxes.

Six months ended June 30, 2020 vs. June 30, 2019

The Company reported comparative results from continuing operations for the six months ended June 30, 2020 and 2019 as follows:

	Six months ended June 30, (in thousands)

	2020	2020	2019	2019
	($000)%		($000)%
Net Sales	$47,084	100.0%	$53,597	100.0%
Gross Profit	$29,031	61.7%	$33,682	62.8%
Operating Profit	$10,731	22.8%	$10,735	20.0%

Net Sales. The Company’s sales for the first six months of 2020 of $47,084,000 decreased $6,513,000 or 12.2% over the first six months of 2019, which generated sales of $53,597,000. The decrease in sales resulted mostly from a decrease in unit volume, slightly offset by pricing actions which the Company took to offset material cost pressure and to protect margins.

Gross Profit. The Company’s gross profit margins were 61.7% and 62.8% for the six months ended June 30, 2020 and 2019, respectively. The Company experienced a decrease in production during the first six months of 2020, most notably during the second quarter as a result of COVID-19, which diminished labor and overhead absorption, and resulted in lower gross profit.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $8,054,000 and $8,810,000 for the six months ended June 30, 2020 and 2019, respectively, representing a decrease of $756,000 or 8.6%. The decrease was mostly related to lower commissions and freight expenses, which move in relation to sales. Travel and advertising costs were also lower. Selling expenses as a percent of net sales compared to last year, were 17.1% for the six months ended June 30, 2020, and 16.4% for the six months ended June 30, 2019, increasing slightly.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $8,105,000 and $11,644,000 for the six months ended June 30, 2020 and 2019, respectively, thus decreasing by $3,539,000 or 30.4%. The Company experienced a reduction in legal and product liability related defense costs of $2,681,000 in 2020 mostly related to a slow-down in the ongoing class action case which is being vigorously defended. The Company also experienced a decrease in the phantom stock portion of incentive compensation expense between years associated with the contrast in movement of the Company’s stock over the respective six-month period. A decrease in director compensation also occurred, as there was a distribution of shares awarded to the non-employee directors in June 2019, but no such grant during 2020. As a percentage of sales, general and administrative expenses decreased to 17.2% for the six months ended June 30, 2020 from 21.7% for the six months ended June 30, 2019.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $2,141,000 and $2,493,000 for the six months ended June 30, 2020 and 2019, respectively, decreasing by $352,000 or 14.1%. The decrease was primarily attributable to a reduction in experimental materials that diminished after the completion of work on various promising applications during 2019. Engineering expenses decreased as a percentage of sales, being 4.6% for the six months ended June 30, 2020, and 4.7% for the same period in 2019.

Operating Profits. Reflecting all of the factors mentioned above, operating profits were $10,731,000 and $10,735,000 for the six months ended June 30, 2020 and 2019, respectively, decreasing by $4,000, essentially flat. As a percentage of sales, operating profits increased, being 22.8% and 20.0% for the six-months ended June 30, 2020 and 2019, respectively.

Interest Income (Expense)-Net. Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. The reduction in interest income was largely due to the lower cash balance and thus lack of investment, mostly resulting from the $35,330,000 special dividend paid in December 2019. Additionally, the Company had borrowed $15,000,000 on its line of credit for a portion of the second quarter of 2020 to ensure liquidity during the COVID-19 crisis.

Other Income (Expense)-Net. Other Income (Expense)-net primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our UK subsidiary. There was expense of $131,000 recorded during the first six months of 2020, and income of $5,000 for the same period in 2019.

Income Tax Expense. Income Tax Expense was $2,612,000 for the first six months of 2020, compared to $2,743,000 for the same period in 2019. The $131,000 or 4.8% decrease in the tax expense was largely the result of the decrease in income before taxes.

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

The reserve for credit losses, which include future credits, discounts, and doubtful accounts, was $887,000 and $1,433,000 as of June 30, 2020 and December 31, 2019, respectively.

Investments

The Company invests excess funds in liquid interest earning instruments including U.S. Treasury bills and bank time deposits, with maturities typically of one year or less. These investments are stated at fair value, which approximates amortized cost, and are classified as available-for-sale in accordance with ASC 320, Investments – Debt and Equity Securities. The Company did not have any investments as of June 30, 2020 and December 31, 2019, respectively.

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

However, the duration and severity of the COVID-19 pandemic could result in future goodwill impairment charges. While we have concluded that a triggering event did not occur during the six months ended June 30, 2020, a prolonged pandemic could impact the Company’s results of operations in a manner significant enough to trigger an interim impairment test.

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

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of June 30, 2020, each of the Company’s leases are classified as operating leases.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law making several changes to the Internal Revenue Code. The changes include, but are not limited to: increasing the limitation on the amount of deductible interest expense, allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income. The tax law changes in the Act have not had an effect on the Company’s income tax provision for the three and six months ended June 30, 2020.

Other Comprehensive Income

For the three and six months ended June 30, 2020 and 2019, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentration

The Company has one significant customer which represented more than 10% of the Company’s Accounts Receivable at June 30, 2020 and December 31, 2019. That same customer represented more than 10% of the Company’s total Net Sales for the three and six months ended June 30, 2020 and 2019, respectively. Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are consistent with those discussed in detail in the Company’s December 31, 2019 Form 10-K.

Subsequent Events

The Company evaluates all events or transactions through the date of the related filing that may have a material impact on its condensed consolidated financial statements. Refer to Note 10 of the condensed consolidated financial statements.

Recent Accounting Pronouncements

In January 2017, the FASB amended ASC Topic 350, Intangibles – Goodwill and Other (issued under ASU 2017-04, “Simplifying the Test for Goodwill Impairment”). This amendment simplifies the test for goodwill impairment by only requiring an entity to perform an annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount that the carrying amount exceeds the reporting unit’s fair value. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendment required adoption on January 1, 2020. In compliance, the Company adopted ASU 2017-04 as required during the first quarter of 2020 and determined that there was no material impact on its condensed consolidated financial statements.

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

As of June 30, 2020, the Company had a cash balance of $19,487,000. Additionally, the Company has a $15,000,000 line of credit available, as discussed in detail in Note 4, which had no borrowings outstanding upon it at June 30, 2020. At December 31, 2019, the Company had a cash balance of $16,098,000, with no borrowings against the line of credit.

We believe our existing cash and cash equivalents, along with our borrowing capacity, will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend upon many factors including our rate of revenue growth, the timing and extent of any expansion efforts, the potential for investments in, or the acquisition of any complementary products, businesses or supplementary facilities for additional capacity, and the COVID-19 pandemic. The details of our operating, investing and financing activities are provided below.

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For the first six months of 2020, the Company’s operating activities provided cash of $9,303,000, compared to the first six months of 2019 which provided cash of $5,079,000, a difference of $4,224,000. For details of the operating cash flows refer to the condensed consolidated statements of cash flows in Part I – Financial Information on page seven.

Investing Activities

Cash used in investing activities during the first six months of 2020 and 2019 was $187,000 and $8,676,000, respectively. For these same periods, cash used for capital expenditures was $187,000 and $722,000, respectively, decreasing by $535,000. For 2019, cash was used to purchase short-term investments of $22,954,000, which was partially offset by cash received from net proceeds from the sale of short-term investments of $15,000,000.

Financing Activities

All financing activities relate to dividend payments, which are detailed in Note 8, Shareholders’ Equity. Dividend payments through the first six months of 2020 and 2019, amounted to $5,653,000 and $4,844,000 respectively. See Note 4, Line of Credit and Other Borrowings, for a description of borrowings and repayments during the second quarter of 2020.

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

Item 4 – Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

At the end of the fiscal second quarter of 2020, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission. The Company’s management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934. Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

(b) Changes in Internal Controls.

There was no change in the Company’s “internal control over financial reporting” (as defined in rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the six month period covered by this Report on Form 10-Q that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting subsequent to the date the chief executive officer and chief financial officer completed their evaluation.

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

In June 2017, a putative class action case was re-filed against the Company and other parties in Missouri state court after the predecessor case was dismissed without prejudice by the federal court. The Company successfully removed the case to federal court and is currently vigorously defending the case.

The Company was made aware of a potential legal liability regarding a legal dispute in the United Kingdom, in which the Company’s subsidiary, Omega Flex Limited (“OFL”), was the claimant. After reviewing currently available information, there are a range of possible outcomes; (1) from British Standards Institution (“BSI”), the defendant, paying OFL a portion of its legal costs incurred in the action, (2) to each side bearing its own costs, or (3) OFL paying a portion of BSI’s legal costs. The potential amount of loss in the last outcome (paying BSI’s legal costs) is estimated to be between $200,000 and $500,000. No amounts have been recorded for the potential liability at this time due to the uncertainty of the ultimate outcome, and the potential loss is not deemed probable.

The Company has in place commercial general liability insurance policies that cover most Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $1,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $1,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims, excluding the Missouri class action case, as of June 30, 2020 is estimated to not exceed approximately $5,800,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered, and outstanding or anticipated settlements for Claims. The liabilities recorded on the Company’s books at June 30, 2020 and December 31, 2019 were $150,000 and $215,000, respectively, and are included in Other Liabilities.

Item 1A – Risk Factors

In addition to the risk factors described under Item 1A of the Company’s Form 10-K for the year ended December 31, 2019, readers should also carefully consider the risks, uncertainties and other factors described below, in addition to the other information set forth in this report, because they could materially and adversely affect the Company’s business, operating results, financial condition, cash flows, prospects, and the value of an investment in the Company’s common stock.

Risks Related to Our Business

The COVID-19 pandemic has begun to affect and may continue to affect the business.

The ongoing global outbreak of coronavirus, which was declared a pandemic by the World Health Organization on March 11, 2020 and a national emergency by the President of the United States on March 13, 2020, has caused and is continuing to cause business slowdowns and shutdowns and turmoil in the financial markets both in the United States and abroad. The Company is monitoring the impact of the COVID-19 pandemic on its business, including how it has impacted and will impact the Company’s employees, customers, suppliers and distribution channels. The COVID-19 pandemic, as well as the quarantines and other governmental and non-governmental restrictions that have been imposed throughout the world in an effort to contain or mitigate the spread of the coronavirus, has created significant volatility, uncertainty and economic disruption which has begun to affect and may continue to affect the Company’s business. For example, governmental authorities in several jurisdictions have ordered the cessation of all business activity that is deemed non-essential and, although the Company’s business has to date been deemed essential in many affected markets, there is a risk that these shutdown orders will be extended or expanded or that similar shutdown orders will be implemented in other regions.

While the Company has not yet seen a material impact from the COVID-19 pandemic on its business, financial position, liquidity, or ability to service customers or maintain critical operations, the Company is currently navigating through this unprecedented crisis without any government support from the U.S. Small Business Administration’s Paycheck Protection Program (“PPP”), and the nature and magnitude of the COVID-19 pandemic’s ultimate impact on the Company will depend on numerous evolving factors, future developments and cascading effects of the coronavirus pandemic that the Company is not able to predict, including: the duration and severity of the COVID-19 pandemic and the international actions and business restrictions that are being undertaken and implemented as a result of it; governmental, business and other responses to the COVID-19 pandemic, including the promotion of “social distancing,” the issuance of shelter in place orders and restrictions on the Company’s operations, and the possibility that government officials may mandate that the Company provide products or services; potential disruptions in the Company’s supply chain; the impact of the COVID-19 pandemic on the Company’s ability to execute its short-term and long-term business strategies and initiatives; the extent to which forced remote working arrangements reduce the Company’s ability to manage its business effectively; the extent to which staffing shortages due to members of the Company’s workforce being quarantined or exposed to the coronavirus may be detrimental to the Company’s operations; and the Company’s ability to maintain current levels of skilled headcount without the proceeds of the loan under the PPP (the “PPP Loan”) as a source of additional liquidity. Furthermore, while the Company timely returned the proceeds of its PPP Loan out of an abundance of caution in reliance on U.S. Treasury Department and Small Business Administration guidance that companies were able to do so without penalty, as the COVID-19 pandemic unfolds, federal or state governments (including government agencies such as the Treasury Department, the Small Business Administration or the SEC) could promulgate new statutes, regulations, guidance or relief measures, or rescind or modify existing statutes, regulations, guidance or relief measures, in a way that is detrimental to the Company or its business, including as a result of the Company’s prior application for a loan under the PPP.

In addition, while the Company cannot predict the magnitude of the impact that the COVID-19 pandemic will have on its customers and suppliers or their financial conditions, any material effect on the Company’s customers or suppliers could adversely impact the Company. For example, the Company’s customers or suppliers may themselves assert, or attempt to terminate various agreements and arrangements with us on the basis of, contractual force majeure provisions, and any termination of a significant commercial agreement may adversely harm our operations. Additionally, the COVID-19 pandemic and related travel restrictions and other containment efforts have had a significant impact on the travel industry, which may result in reduced demand for products. The impact of the COVID-19 pandemic may also exacerbate other risk factors described under Item 1A of the Company’s Form 10-K for the year ended December 31, 2019, any of which could have a material effect on the Company. For example, the risks associated with potential cybersecurity threats may be magnified given the increase in the number of Company employees working remotely using personal electronic devices and home internet connections.

The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as information is rapidly evolving with respect to the duration and severity of the COVID-19 pandemic. At this point, the Company cannot reasonably estimate the duration and severity of the COVID-19 pandemic or its overall impact on the Company’s business.

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

OMEGA FLEX, INC.
(Registrant)

Date: August 3, 2020	By:	/S/ Paul J. Kane
Paul J. Kane
Vice President – Finance
and Chief Financial Officer

-47-