Form 10-Q
period 2020-09-30
Omega Flex, Inc.
filed 2020-10-30
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of the registrant’s common stock outstanding as of September 30, 2020 was 10,094,322.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Share Amounts)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$18,577	$16,098
Accounts Receivable - less allowances of $1,013 and $1,433, respectively	16,319	17,047
Inventories - Net	11,429	11,078
Other Current Assets	2,840	2,097

Total Current Assets	49,165	46,320

Right-Of-Use Assets - Operating	524	771
Property and Equipment - Net	8,647	8,909
Goodwill - Net	3,526	3,526
Deferred Taxes	4	4
Other Long Term Assets	1,520	1,454

Total Assets	$63,386	$60,984

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,147	$2,383
Accrued Compensation	3,640	4,618
Accrued Commissions and Sales Incentives	3,415	4,461
Dividends Payable	2,826	2,826
Taxes Payable	—	423
Lease Liability - Operating	275	369
Other Liabilities	5,787	5,404

Total Current Liabilities	18,090	20,484

Lease Liability – Operating, net of current portion	259	418
Deferred Taxes	416	331
Long Term Taxes Payable	559	—
Other Long Term Liabilities	2,264	2,175

Total Liabilities	21,588	23,408

Commitments and Contingencies (Note 5)

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 share: authorized 20,000,000 shares: 10,153,633 shares issued and 10,094,322 outstanding at both September 30, 2020 and December 31, 2019	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	11,025	11,025
Retained Earnings	31,418	27,165
Accumulated Other Comprehensive Loss	(968)	(909)
Total Omega Flex, Inc. Shareholders’ Equity	41,576	37,382
Noncontrolling Interest	222	194

Total Shareholders’ Equity	41,798	37,576

Total Liabilities and Shareholders’ Equity	$63,386	$60,984

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share and Share Amounts)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Unaudited)

Net Sales	$27,087	$28,030	$74,171	$81,627

Cost of Goods Sold	9,821	10,326	27,874	30,241

Gross Profit	17,266	17,704	46,297	51,386

Selling Expense	3,991	5,383	12,045	14,193
General and Administrative Expense	5,951	6,786	14,056	18,430
Engineering Expense	945	1,162	3,086	3,655

Operating Profit	6,379	4,373	17,110	15,108

Interest Income (Expense)	6	229	(46)	685
Other Income (Expense)	19	(55)	(112)	(50)

Income Before Income Taxes	6,404	4,547	16,952	15,743

Income Tax Expense	1,576	1,153	4,188	3,896

Net Income	4,828	3,394	12,764	11,847
Less: Net (Income) attributable to the Noncontrolling Interest	(11)	(26)	(32)	(114)

Net Income attributable to Omega Flex, Inc.	$4,817	$3,368	$12,732	$11,733

Basic and Diluted Earnings per Common Share	$0.48	$0.33	$1.26	$1.16

Cash Dividends Declared per Common Share	$0.28	$0.28	$0.84	$0.80

Basic and Diluted Weighted Average Shares Outstanding	10,094,322	10,094,322	10,094,322	10,092,756

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Unaudited)

Net Income	$4,828	$3,394	$12,764	$11,847

Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	134	(147)	(63)	(202)
Other Comprehensive Income (Loss)	134	(147)	(63)	(202)

Comprehensive Income	4,962	3,247	12,701	11,645

Less: Comprehensive (Income) Loss Attributable to the Noncontrolling Interest	(22)	(18)	(28)	(103)

Total Comprehensive Income	$4,940	$3,229	$12,673	$11,542

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in Thousands, Except Share Amounts)

For the three months ended September 30, 2020

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
					(unaudited)
July 1, 2020	10,094,322	$102	$(1)	$11,025	$29,427	$(1,091)	$200	$39,662

Net Income					4,817		11	4,828
Cumulative Translation Adjustment						123	11	134
Dividends Declared					(2,826)			(2,826)
September 30, 2020	10,094,322	$102	$(1)	$11,025	$31,418	$(968)	$222	$41,798

For the three months ended September 30, 2019

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
					(unaudited)
July 1, 2019	10,094,322	$102	$(1)	$11,025	$59,227	$(1,002)	$337	$69,688

Net Income					3,368		26	3,394
Cumulative Translation Adjustment	-	-	-	-		(139)	(8)	(147)
Dividends Declared					(2,826)		(137)	(2,963)
September 30, 2019	10,094,322	$102	$(1)	$11,025	$59,769	$(1,141)	$218	$69,972

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in Thousands, Except Share Amounts)

For the nine months ended September 30, 2020

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
					(unaudited)
January 1, 2020	10,094,322	$102	$(1)	$11,025	$27,165	$(909)	$194	$37,576

Net Income					12,732		32	12,764
Cumulative Translation Adjustment	-	-	-	-		(59)	(4)	(63)
Dividends Declared					(8,479)			(8,479)
September 30, 2020	10,094,322	$102	$(1)	$11,025	$31,418	$(968)	$222	$41,798

For the nine months ended September 30, 2019

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
					(unaudited)
January 1, 2019	10,091,822	$102	$(1)	$10,808	$56,110	$(950)	$252	$66,321

Net Income					11,733		114	11,847
Cumulative Translation Adjustment						(191)	(11)	(202)
Shares Reissued From Treasury Pursuant
To Restricted Stock Unit Awards	2,500	-	-	217				217
Dividends Declared					(8,074)		(137)	(8,211)
September 30, 2019	10,094,322	$102	$(1)	$11,025	$59,769	$(1,141)	$218	$69,972

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	For the nine months ended
	September 30,
	2020	2019
	(unaudited)
Cash Flows from Operating Activities:
Net Income	$12,764	$11,847
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Non-Cash Compensation	1,406	1,962
Depreciation and Amortization	637	493
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	(408)	75
Deferred Taxes	85	(247)
Provision for Inventory Reserves	(100)	(5)
Changes in Assets and Liabilities:
Accounts Receivable	1,091	(512)
Inventories	(294)	(2,534)
Right-Of-Use Assets	237	(680)
Other Assets	(811)	(944)
Accounts Payable	(230)	103
Accrued Compensation	(962)	(2,115)
Accrued Commissions and Sales Incentives	(1,040)	28
Lease Liabilities	(242)	698
Other Liabilities	(792)	1,504
Net Cash Provided by Operating Activities	11,341	9,673

Cash Flows from Investing Activities:
Purchase of Investments	—	(45,921)
Net Proceeds from Sale of Investments	—	38,000
Capital Expenditures	(381)	(1,022)
Net Cash Used in Investing Activities	(381)	(8,943)

Cash Flows from Financing Activities:
Dividends Paid	(8,479)	(7,807)
Net Cash Used in Financing Activities	(8,479)	(7,807)

Net Increase (Decrease) in Cash and Cash Equivalents	2,481	(7,077)
Translation effect on cash	(2)	(157)
Cash and Cash Equivalents – Beginning of Period	16,098	32,392
Cash and Cash Equivalents – End of Period	$18,577	$25,158

Supplemental Disclosure of Cash Flow Information:

Cash paid for Income Taxes	$4,939	$4,342

Cash paid for Interest	$112	$—

Declared Dividends	$8,479	$8,211

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). The Company’s unaudited condensed consolidated financial statements for the quarter ended September 30, 2020 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K). All material inter-company accounts and transactions have been eliminated in consolidation. It is Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature or a description is provided for any adjustments that are not of a normal recurring nature.

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

Based upon the above, the Company has concluded that transfer of control substantively transfers to the customer upon shipment.

Other considerations of Topic 606 include the following:

●	Contract Costs - costs to obtain a contract (e.g. customer purchase order) include sales commissions. Under Topic 606, these costs may be expensed as incurred for contracts with a duration of one year or less. The majority of the Company’s customer purchase orders are fulfilled (e.g. goods are shipped) within two days of receipt.

●	Warranties - the Company does not offer separately purchased warranties. Therefore, there is not a separate performance obligation. The Company does account for warranties as a cost accrual and the warranties do not include any additional distinct services other than the assurance that the goods comply with agreed-upon specifications. There is no impact of warranties under Topic 606 upon the financial reporting of the Company.

●	Returned Goods - from time to time, the Company provides authorization to customers to return goods. If deemed to be material, the Company would record a “right of return” asset for the cost of the returned goods which would reduce cost of sales.

●	Volume Rebates (Promotional Incentives) - volume rebates are variable (dependent upon the volume of goods purchased by our eligible customers) and, under Topic 606, must be estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g. upon shipment of goods). Also, under Topic 606, to ensure that revenue recognized would not be probable of a significant reversal, the four following factors are considered:

●	The amount of consideration is highly susceptible to factors outside the Company’s influence.
●	The uncertainty about the amount of consideration is not expected to be resolved for a long period of time.
●	The Company’s experience with similar types of contracts is limited.
●	The contract has a large number and broad range of possible consideration amounts.

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

The reserve for credit losses, which include future credits, discounts, and doubtful accounts, was $1,013,000 and $1,433,000 as of September 30, 2020 and December 31, 2019, respectively.

Investments

The Company invests excess funds in liquid interest earning instruments including U.S. Treasury bills and bank time deposits, with maturities typically of one year or less. These investments are stated at fair value, which approximates amortized cost, and are classified as available-for-sale in accordance with ASC 320, Investments – Debt and Equity Securities. The Company did not have any investments as of September 30, 2020 and December 31, 2019, respectively.

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

However, the duration and severity of the COVID-19 pandemic could result in future goodwill impairment charges. While we have concluded that a triggering event did not occur during the nine months ended September 30, 2020, a prolonged pandemic could impact the Company’s results of operations in a manner significant enough to trigger an interim impairment test.

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

Product Liability Reserves

Product liability reserves represent the estimated unpaid amounts under the Company’s insurance policies with respect to existing claims. The Company uses the most current available data to estimate claims. As explained more fully under Note 5, Commitments and Contingencies, for various product liability claims covered under the Company’s general liability insurance policies, the Company must pay certain defense and settlement costs within its deductible or self-insured retention limits, ranging primarily from $25,000 to $2,000,000 per claim, depending on the terms of the policy in the applicable policy year, up to an aggregate amount. The Company is vigorously defending against all known claims.

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

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of September 30, 2020, each of the Company’s leases are classified as operating leases.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law making several changes to the Internal Revenue Code. The changes include, but are not limited to: increasing the limitation on the amount of deductible interest expense, allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income. The tax law changes in the Act have not had an effect on the Company’s income tax provision for the three and nine months ended September 30, 2020.

Other Comprehensive Income

For the three and nine months ended September 30, 2020 and 2019, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentration

The Company has one significant customer which represented more than 10% of the Company’s Accounts Receivable at September 30, 2020 and December 31, 2019. That same customer represented more than 10% of the Company’s total Net Sales for the three and nine months ended September 30, 2020 and 2019. Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are consistent with those discussed in detail in the Company’s December 31, 2019 Form 10-K.

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

In September 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaced the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Adoption of the standard requires using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align existing credit loss methodology with the new standard. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. ASU 2019-11 requires entities that did not adopt the amendments in ASU 2016-13 as of November 2019 to adopt ASU 2019-11. This ASU contains the same effective dates and transition requirements as ASU 2016-13. We adopted ASU 2016-13 and ASU 2019-11 effective January 1, 2020. The impact of adoption of these standards on our condensed consolidated financial statements was not material.

3. INVENTORIES

Inventories, net of reserves of $251,000 and $355,000 at September 30, 2020 and December 31, 2019, respectively, consisted of the following:

	September 30, 2020	December 31, 2019
	(dollars in thousands)

Finished Goods	$5,292	$5,409
Raw Materials	6,137	5,669

Inventories - Net	$11,429	$11,078

4. LINE OF CREDIT AND OTHER BORROWINGS

On December 1, 2017, the Company agreed to a new Amended and Restated Revolving Line of Credit Note and Third Amendment to the Loan Agreement with Santander Bank, N.A. (the “Bank”). The Company established a line of credit facility in the maximum amount of $15,000,000, maturing on December 1, 2022, with funds available for working capital purposes and other cash needs. The loan is unsecured. The loan agreement provides for the payment of any borrowings under the agreement at an interest rate range of either LIBOR plus 0.75% to plus 1.75% (for borrowings with a fixed term of 30, 60, or 90 days), or, Prime Rate up to Prime Rate plus 0.50% (for borrowings with no fixed term other than the December 1, 2022 maturity date), depending upon the Company’s then existing financial ratios. Currently, the Company’s ratio would allow for the most favorable rate under the agreement’s range, which would be a rate of 0.90%. The Company is also required to pay on a quarterly basis an unused facility fee of 10 basis points of the average unused balance of the note. The Company may terminate the line at any time during the five-year term, as long as there are no amounts outstanding.

During the quarter ending June 30, 2020, in an effort to ensure liquidity and secure all available resources during the COVID-19 crisis, the Company borrowed the full amount of its capacity on the line of $15,000,000 at the prime rate of 3.50% and repaid it in full prior to the end of the quarter. As of December 31, 2019, the Company had no outstanding borrowings on its line of credit.

The Company was in compliance with all debt covenants as of September 30, 2020 and December 31, 2019.

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

The Company has salary continuation agreements with current and/or past employees. These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement. The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments associated with these agreements is $505,000 at September 30, 2020, of which $451,000 is included in Other Long Term Liabilities, and the remaining current portion of $54,000 is included in Other Liabilities, associated with the applicable retired benefit payments over the next twelve months. The December 31, 2019 liability of $492,000 had $480,000 reported in Other Long Term Liabilities, and a current portion of $12,000 in Other Liabilities.

The Company has obtained and is the beneficiary of life insurance policies with respect to current and/or past employees. The cash surrender value of such policies (included in Other Long Term Assets) amounts to $1,479,000 at September 30, 2020 and $1,417,000 at December 31, 2019.

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

In September 2017, a putative class action case was filed against the Company and other parties in Missouri state court. The Company successfully removed the case to federal court, and the court recently granted the defendants’ joint summary judgement motion, and dismissed the case. The plaintiffs have filed a notice of appeal to the adverse summary judgment decision. The Company is continuing to vigorously defend the case.

The Company was made aware of a potential legal liability regarding a legal dispute in the United Kingdom, in which the Company’s subsidiary, Omega Flex Limited (“OFL”), was the claimant. After withdrawing the claim, the court determined that OFL was responsible for the defendant’s costs (including a portion of its attorneys’ fees). The potential amount of loss for defendant’s legal costs is estimated to be between £200,000 and £500,000. We have recorded a reserve of £350,000, or approximately $452,000, as of September 30, 2020.

The Company has in place commercial general liability insurance policies that cover most Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $2,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $2,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims, excluding the Missouri class action case, as of September 30, 2020 is estimated to not exceed approximately $7,100,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered, and outstanding or anticipated settlements for Claims. The liabilities recorded on the Company’s books at September 30, 2020 and December 31, 2019 were $214,000 and $215,000, respectively, and are included in Other Liabilities.

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

Grants of Phantom Stock Units. As of December 31, 2019, the Company had 15,493 unvested units outstanding, all of which were granted at Full Value. On February 28, 2020, the Company granted an additional 4,875 Full Value Units with a fair value of $74.52 per unit on grant date, using historical volatility. In February 2020, the Company paid $968,000 for the 10,460 fully vested and matured units that were granted during February 2016, including their respective earned dividend values. In August 2020, the Company paid $356,000 for the 2,750 fully vested and matured units that were granted during August 2016, including their respective earned dividend values. On August 24, 2020, the Company granted an additional 870 Full Value Units with a fair value of $134.19 per unit on grant date, using historical volatility. As of September 30, 2020, the Company had 13,252 unvested units outstanding.

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

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense as of September 30, 2020.

The total Phantom Stock related liability as of September 30, 2020 was $3,283,000 of which $1,470,000 is included in Other Liabilities, as it is expected to be paid within the next twelve months, and the balance of $1,813,000 is included in Other Long Term Liabilities. At December 31, 2019, the total Phantom Stock liability was $3,201,000, with $1,508,000 in Other Liabilities, and $1,693,000 included in Other Long Term Liabilities.

Related to the Phantom Stock Plan, in accordance with Topic 718, the Company recorded compensation expense of approximately $1,406,000 and $1,745,000 for the nine months ended September 30, 2020 and 2019, respectively. Compensation expense for a given period largely depends upon fluctuations in the Company’s stock price.

The following table summarizes information about the Company’s nonvested phantom stock Units at September 30, 2020:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2019	15,493	$59.65
Granted	5,745	$83.56
Vested	(7,986)	$55.35
Forfeited	—	—
Canceled	—	—
Nonvested at September 30, 2020	13,252	$72.61
Phantom Stock Unit Awards Expected to Vest	13,252	$72.61

The total unrecognized compensation costs calculated at September 30, 2020 are $1,474,000 which will be recognized through August of 2023. The Company will recognize the related expense over the weighted average period of 1.4 years.

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

In the United Kingdom, the Company leases a facility in Banbury, England, which serves sales, warehousing and operational functions. The lease in Banbury has a 15-year term ending in September 2021.

In addition to property rentals, the Company also has lease agreements in place for various fleet vehicles and equipment with various lease terms.

In the September 30, 2020 condensed consolidated balance sheet, the Company has recorded right-of-use assets of $524,000, and a lease liability of $534,000, of which $275,000 is reported as a current liability. The respective weighted average remaining lease term and discount rate are approximately 2.42 years and 3.16%.

Future minimum lease payments under non-cancellable leases as of September 30, 2020, are as follows:

Twelve Months Ending September 30,	Operating Leases
(in thousands)

2021	$275
2022	149
2023	56
2024	47
2025	7
Thereafter	—

Total Minimum Lease Payments	$534

A similar description of the lease obligations for the previous year is disclosed in the Company’s December 31, 2019 Form 10-K.

Lease expense for the operating leases was approximately $76,000 and $225,000 for the three and nine months ended September 30, 2020 and $73,000 and $223,000 for the three and nine months ended September 30, 2019. Lease expense is allocated to each portion of the business generally based upon use, with the majority absorbed by manufacturing (cost of goods sold), and the remainder apportioned to selling, administrative and engineering.

8. SHAREHOLDERS' EQUITY

As of September 30, 2020 and December 31, 2019, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share. For both periods, the total number of outstanding shares was 10,094,322, shares held in Treasury was 59,311, and total shares issued was 10,153,633.

During 2020 and 2019, upon approval of the Board of Directors (the "Board") the Company has declared and paid regular quarterly dividends, as well as special dividends, as set forth in the following table:

Dividend Declared			Dividend Paid
Date		Price Per Share	Date		Amount
September 23, 2020		$0.28	October 13, 2020	*	$2,826,000
June 24, 2020		$0.28	July 13, 2020	*	$2,826,000
March 31, 2020		$0.28	April 17, 2020	*	$2,826,000
December 16, 2019	(S)	$3.50	December 30, 2019	*	$35,330,000
December 14, 2019		$0.28	January 3, 2020	*	$2,826,000
September 6, 2019		$0.28	October 2, 2019	*	$2,826,000
June 13, 2019		$0.28	July 2, 2019	*	$2,826,000
April 9, 2019		$0.24	April 29, 2019	**	$2,422,000
December 13, 2018		$0.24	January 3, 2019	**	$2,422,000

(*)	The number of shares outstanding on the dividend payment date was 10,094,322.
(**)	The number of shares outstanding on the dividend payment date was 10,091,822.
(S)	indicates special dividend

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

9. RELATED PARTY TRANSACTIONS

From time to time the Company may have related party transactions (“RPTs”). In short, RPTs represent any transaction between the Company and any Company employee, director or officer, or any related entity, or relative, etc. The Company performs a review of transactions each year to determine if any RPTs exist, and if so, determines if the related parties act independently of each other in a fair transaction. Through this investigation the Company noted a limited number of RPTs which are disclosed hereto. Legal services were performed by a firm which formerly employed one member of the board. On occasion the Company shares a small amount of services with its former parent Mestek, Inc., mostly related to board meeting expenses. The Company is aware of transactions between a few service providers which employ individuals indirectly associated to Omega Flex employees. In all cases, these transactions have been determined to be independent transactions with no indication that they are influenced by the related relationships. During the first nine months of 2020, the Company had both provided and subsequently collected $5,000 of note agreement assets with related parties. Other than as disclosed above, the Company is currently not aware of any RPTs between the Company and any of its current directors or officers outside the scope of their normal business functions or expected contractual duties.

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

COVID-19 PANDEMIC

The emergence and escalation of the coronavirus (COVID-19) in the United States (U.S.), United Kingdom (U.K.), and around the world presents significant risks to the Company, not all of which the Company is able to fully evaluate or quantify at the present time. While the effects of the COVID-19 pandemic did slightly affect the Company’s financial results and business operations during the second quarter of 2020, most of those negative effects were in the early period of the quarter, with sales progressively growing thereafter through September 30, 2020. The Company has therefore managed to maintain a reasonable level of sales and profitability despite the obstacles presented by these turbulent times.

The Company has responded to the challenges of the COVID-19 pandemic by taking measures to protect its workforce and supply chain. The Company currently maintains the full use of its $15,000,000 line of credit facility with Santander Bank N.A., and has other banking resources as well to assure liquidity.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year, or hereafter. Management cannot predict the full impact of the COVID-19 pandemic on the Company’s operations. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time.

CHANGES IN FINANCIAL CONDITION

For the period ended September 30, 2020 vs. December 31, 2019

The Company’s cash balance of $18,577,000 at September 30, 2020, increased $2,479,000 (15.4%) from the $16,098,000 balance at December 31, 2019 mainly the result of income generated from operations during 2020, less dividends of $8,479,000 paid during the first nine months of 2020. The condensed consolidated statement of cash flows is provided on page 8 which provides further details regarding changes in cash.

Accrued Commissions and Sales Incentives were $3,415,000 at September 30, 2020, compared to $4,461,000 at December 31, 2019, decreasing $1,046,000 (23.4%). A portion of the decrease relates to the lower level of sales during the third quarter of 2020, in comparison to the fourth quarter of 2019, and the resulting commissions and sales incentives that are earned. Additionally, a portion of the sales incentives have an annual component which accumulates during the year and are then paid during the first quarter of the following year.

RESULTS OF OPERATIONS

Three months ended September 30, 2020 vs. September 30, 2019

The Company reported comparative results from continuing operations for the three months ended September 30, 2020 and 2019 as follows:

	Three months ended September 30, (in thousands)

	2020	2020	2019	2019
	($000)	%	($000)	%
Net Sales	$27,087	100.0%	$28,030	100.0%
Gross Profit	$17,266	63.7%	$17,704	63.2%
Operating Profit	$6,379	23.6%	$4,373	15.6%

Net Sales. The Company’s 2020 third quarter sales of $27,087,000 decreased $943,000 or 3.4% compared to the third quarter of 2019, which generated sales of $28,030,000. The decrease in sales resulted mostly from a decrease in unit volume, slightly offset by pricing actions which the Company took to offset material cost pressure and to protect margins.

Gross Profit. The Company’s gross profit margins were 63.7% and 63.2% for the three months ended September 30, 2020 and 2019, respectively.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $3,991,000 and $5,383,000 for the three months ended September 30, 2020 and 2019, respectively, representing a decrease of $1,392,000 or 25.9%. A majority of the reduction in expense relates to atypical consulting costs of $654,000 recognized during the third quarter of 2019 primarily attributable to the Company’s new product, MediTrac® flexible medical gas piping. Commissions were also down, largely in unison with the reduction in sales. Lastly, travel and trade show expenses were lower mostly due to the restrictions in place related to COVID-19. Selling expenses as a percent of net sales were lower, being 14.7% and 19.2% for the three months ended September 30, 2020 and 2019, respectively.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $5,951,000 and $6,786,000 for the three-months ended September 30, 2020 and 2019, respectively, thus decreasing by $835,000 or 12.3%. The Company experienced a reduction in legal and product liability related defense costs of $1,730,000 in 2020 mostly related to a slow-down in the ongoing class action case which was dismissed in favor of the Company during the third quarter of 2020, as discussed in Note 5, Commitments and Contingencies. The decrease in legal costs was partially offset by an $819,000 increase in incentive compensation, attributable to higher profits and the phantom stock component of incentive compensation, associated with the increase in the Company’s stock price during the recent quarter. As a percentage of sales, general and administrative expenses decreased to 22.0% for the three months ended September 30, 2020 from 24.2% for the three months ended September 30, 2019.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $945,000 and $1,162,000 for the three months ended September 30, 2020 and 2019, respectively, decreasing by $217,000 or 18.7%. There was a reduction in travel, and less experimental materials previously required for the progression of various promising applications. Engineering expenses decreased as a percentage of sales, being 3.5% for the three months ended September 30, 2020, and 4.2% for the same period in 2019.

Operating Profits. Reflecting all of the factors mentioned above, operating profits were $6,379,000 and $4,373,000 for the quarters ending September 30, 2020 and 2019, respectively, increasing by $2,006,000 or 45.9%. As a percentage of sales, operating profits increased, being 23.6% and 15.6% for the three-months ended September 30, 2020 and 2019, respectively.

Interest Income (Expense)-Net. Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. The Company recorded $6,000 and $229,000 of interest income during the third quarters of 2020 and 2019, respectively. The reduction in interest income was largely due to the lower cash balance and thus lack of investment mostly resulting from the $35,330,000 special dividend paid in December 2019. Additionally, earning potential on short-term liquid investments has diminished in comparison to this time last year.

Other Income (Expense)-Net. Other Income (Expense)-net primarily consists of foreign currency exchange gains (losses) on transactions settled in currencies other than the Company’s local currency, typically related to the Company’s foreign UK subsidiaries. There was income of $19,000 earned during the third quarter 2020 versus $55,000 of expense recorded during the third quarter of 2019.

Income Tax Expense. Income Tax Expense was $1,576,000 for the third quarter of 2020, compared to $1,153,000 for the same period in 2019, increasing $423,000 or 36.7%, mostly the result of the increase in income before taxes.

Nine months ended September 30, 2020 vs. September 30, 2019

The Company reported comparative results from continuing operations for the nine months ended September 30, 2020 and 2019 as follows:

	Nine months ended September 30, (in thousands)

	2020	2020	2019	2019
	($000)	%	($000)	%
Net Sales	$74,171	100.0%	$81,627	100.0%
Gross Profit	$46,297	62.4%	$51,386	63.0%
Operating Profit	$17,110	23.1%	$15,108	18.5%

Net Sales. The Company’s sales for the first nine months of 2020 of $74,171,000 decreased $7,456,000 or 9.1% over the first nine months of 2019, which generated sales of $81,627,000. The decrease in sales resulted mostly from a decrease in unit volume, slightly offset by pricing actions which the Company took to offset material cost pressure and to protect margins.

Gross Profit. The Company’s gross profit margins were 62.4% and 63.0% for the nine months ended September 30, 2020 and 2019, respectively. The Company experienced a decrease in production during the first nine months of 2020, most notably during the second quarter as a result of COVID-19, which diminished labor and overhead absorption, and resulted in slightly lower gross profit.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $12,045,000 and $14,193,000 for the nine months ended September 30, 2020 and 2019, respectively, representing a decrease of $2,148,000 or 15.1%. The most significant contributor to the decrease relates to atypical consulting costs of $654,000 during the third quarter of 2019, attributable to the Company’s new product, MediTrac® flexible medical gas piping. The decrease was also related to lower commissions and freight expenses, which move in relation to sales. Travel and advertising costs were also lower. Selling expenses have decreased as a percent of net sales compared to last year, at 16.2% for the nine months ended September 30, 2020, and 17.4% for the nine months ended September 30, 2019.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $14,056,000 and $18,430,000 for the nine months ended September 30, 2020 and 2019, respectively, thus decreasing by $4,374,000 or 23.7%. The Company experienced a reduction in legal and product liability related defense costs of $4,420,000 in 2020 mostly related to a slow-down in the ongoing class action case which was dismissed in favor of the Company during the third quarter of 2020. A decrease in director compensation also occurred, as there was a distribution of shares awarded to the non-employee directors in September 2019, but no such grant occurred during 2020. These decreases were offset slightly by an increase in various less notable items. As a percentage of sales, general and administrative expenses decreased to 19.0% for the nine months ended September 30, 2020 from 22.6% for the nine months ended September 30, 2019.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $3,086,000 and $3,655,000 for the nine months ended September 30, 2020 and 2019, respectively, decreasing by $569,000 or 15.6%. The decrease was primarily attributable to a reduction in experimental materials that diminished after the completion of work on various promising applications during 2019, and to a lesser extent travel. Engineering expenses decreased as a percentage of sales, being 4.2% for the nine months ended September 30, 2020, and 4.5% for the same period in 2019.

Operating Profits. Reflecting all of the factors mentioned above, operating profits were $17,110,000 and $15,108,000 for the nine months ended September 30, 2020 and 2019, respectively, increasing by $2,002 or 13.3%. As a percentage of sales, operating profits increased, being 23.1% and 18.5% for the nine-months ended September 30, 2020 and 2019, respectively.

Interest Income (Expense)-Net. Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. The Company recorded interest expense of $46,000 for the nine months ended September 2020, compared to interest income of $685,000 through September 30, 2019. The reduction in interest income was largely due to the lower cash balance and thus lack of investment, mostly resulting from the $35,330,000 special dividend paid in December 2019. Additionally, the Company had borrowed $15,000,000 on its line of credit for a portion of the second quarter of 2020 to ensure liquidity during the COVID-19 crisis. Earning potential on short-term liquid investments has also diminished in comparison to this time last year.

Other Income (Expense)-Net. Other Income (Expense)-net primarily consists of foreign currency exchange gains (losses) on transactions with Omega Flex Limited, our UK subsidiary. There was expense of $112,000 and $50,000 recorded during the first nine months of 2020 and 2019, respectively.

Income Tax Expense. Income Tax Expense was $4,188,000 for the first nine months of 2020, compared to $3,896,000 for the same period in 2019. The $292,000 or 7.5% increase in the tax expense was largely the result of the increase in income before taxes.

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

Based upon the above, the Company has concluded that transfer of control substantively transfers to the customer upon shipment.

Other considerations of Topic 606 include the following:

●	Contract Costs - costs to obtain a contract (e.g. customer purchase order) include sales commissions. Under Topic 606, these costs may be expensed as incurred for contracts with a duration of one year or less. The majority of the Company’s customer purchase orders are fulfilled (e.g. goods are shipped) within two days of receipt.

●	Warranties - the Company does not offer separately purchased warranties. Therefore, there is not a separate performance obligation. The Company does account for warranties as a cost accrual and the warranties do not include any additional distinct services other than the assurance that the goods comply with agreed-upon specifications. There is no impact of warranties under Topic 606 upon the financial reporting of the Company.

●	Returned Goods - from time to time, the Company provides authorization to customers to return goods. If deemed to be material, the Company would record a “right of return” asset for the cost of the returned goods which would reduce cost of sales.

●	Volume Rebates (Promotional Incentives) - volume rebates are variable (dependent upon the volume of goods purchased by our eligible customers) and, under Topic 606, must be estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g. upon shipment of goods). Also under Topic 606, to ensure that revenue recognized would not be probable of a significant reversal, the four following factors are considered:

●	The amount of consideration is highly susceptible to factors outside the Company’s influence.
●	The uncertainty about the amount of consideration is not expected to be resolved for a long period of time.
●	The Company’s experience with similar types of contracts is limited.
●	The contract has a large number and broad range of possible consideration amounts.

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

The reserve for credit losses, which include future credits, discounts, and doubtful accounts, was $1,013,000 and $1,433,000 as of September 30, 2020 and December 31, 2019, respectively.

Investments

The Company invests excess funds in liquid interest earning instruments including U.S. Treasury bills and bank time deposits, with maturities typically of one year or less. These investments are stated at fair value, which approximates amortized cost, and are classified as available-for-sale in accordance with ASC 320, Investments – Debt and Equity Securities. The Company did not have any investments as of September 30, 2020 and December 31, 2019, respectively.

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

However, the duration and severity of the COVID-19 pandemic could result in future goodwill impairment charges. While we have concluded that a triggering event did not occur during the nine months ended September 30, 2020, a prolonged pandemic could impact the Company’s results of operations in a manner significant enough to trigger an interim impairment test.

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

Product Liability Reserves

Product liability reserves represent the estimated unpaid amounts under the Company’s insurance policies with respect to existing claims. The Company uses the most current available data to estimate claims. As explained more fully under Note 5, Commitments and Contingencies, for various product liability claims covered under the Company’s general liability insurance policies, the Company must pay certain defense and settlement costs within its deductible or self-insured retention limits, ranging primarily from $25,000 to $2,000,000 per claim, depending on the terms of the policy in the applicable policy year, up to an aggregate amount. The Company is vigorously defending against all known claims.

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

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of September 30, 2020, each of the Company’s leases are classified as operating leases.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law making several changes to the Internal Revenue Code. The changes include, but are not limited to: increasing the limitation on the amount of deductible interest expense, allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income. The tax law changes in the Act have not had an effect on the Company’s income tax provision for the three and nine months ended September 30, 2020.

Other Comprehensive Income

For the three and nine months ended September 30, 2020 and 2019, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentration

The Company has one significant customer which represented more than 10% of the Company’s Accounts Receivable at September 30, 2020 and December 31, 2019. That same customer represented more than 10% of the Company’s total Net Sales for the three and nine months ended September 30, 2020 and 2019, respectively. Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are consistent with those discussed in detail in the Company’s December 31, 2019 Form 10-K.

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

In September 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaced the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Adoption of the standard requires using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align existing credit loss methodology with the new standard. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. ASU 2019-11 requires entities that did not adopt the amendments in ASU 2016-13 as of November 2019 to adopt ASU 2019-11. This ASU contains the same effective dates and transition requirements as ASU 2016-13. We adopted ASU 2016-13 and ASU 2019-11 effective January 1, 2020. The impact of adoption of these standards on our condensed consolidated financial statements was not material.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company’s primary cash needs have been related to working capital items, which the Company has largely funded through cash generated from operations.

As of September 30, 2020, the Company had a cash balance of $18,577,000. Additionally, the Company has a $15,000,000 line of credit available, as discussed in detail in Note 4, which had no borrowings outstanding upon it at as of September 30, 2020. At December 31, 2019, the Company had a cash balance of $16,098,000, with no borrowings against the line of credit.

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

For the first nine months of 2020, the Company’s operating activities provided cash of $11,341,000, compared to the first nine months of 2019 which provided cash of $9,673,000, increasing by $1,668,000. For details of the operating cash flows refer to the condensed consolidated statements of cash flows in Part I – Financial Information on page eight.

Investing Activities

Cash used in investing activities during the first nine months of 2020 and 2019 was $381,000 and $8,943,000, respectively. For these same periods, cash used for capital expenditures was $381,000 and $1,022,000, respectively, decreasing by $641,000. For 2019, cash was used to purchase short-term investments of $45,921,000, which was partially offset by cash received from net proceeds from the sale of short-term investments of $38,000,000.

Financing Activities

All financing activities relate to dividend payments, which are detailed in Note 8, Shareholders’ Equity. Dividend payments through the first nine months of 2020 and 2019, amounted to $8,479,000 and $7,807,000 respectively. See Note 4, Line of Credit and Other Borrowings, for a description of borrowings and repayments during the second quarter of 2020.

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

Item 4 – Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

At the end of the fiscal third quarter of 2020, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission. The Company’s management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934. Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

(b) Changes in Internal Controls.

There was no change in the Company’s “internal control over financial reporting” (as defined in rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the nine month period covered by this Report on Form 10-Q that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting subsequent to the date the chief executive officer and chief financial officer completed their evaluation.

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

In September 2017, a putative class action case was filed against the Company and other parties in Missouri state court. The Company successfully removed the case to federal court, and the court recently granted the defendants’ joint summary judgement motion, and dismissed the case. The plaintiffs have filed a notice of appeal to the adverse summary judgment decision. The Company is continuing to vigorously defend the case.

The Company was made aware of a potential legal liability regarding a legal dispute in the United Kingdom, in which the Company’s subsidiary, Omega Flex Limited (“OFL”), was the claimant. After withdrawing the claim, the court determined that OFL was responsible for the defendant’s costs (including a portion of its attorneys’ fees). The potential amount of loss for defendant’s legal costs is estimated to be between £200,000 and £500,000. We have recorded a reserve of £350,000, or approximately $452,000, as of September 30, 2020.

The Company has in place commercial general liability insurance policies that cover most Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $2,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $2,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims, excluding the Missouri class action case, as of September 30, 2020 is estimated to not exceed approximately $7,100,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the consolidated financial statements primarily represents an accrual for legal costs for services previously rendered, and outstanding or anticipated settlements for Claims. The liabilities recorded on the Company’s books at September 30, 2020 and December 31, 2019 were $214,000 and $215,000, respectively, and are included in Other Liabilities.

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

OMEGA FLEX, INC.
(Registrant)

Date: October 30, 2020	By:	/S/ Paul J. Kane
Paul J. Kane
Vice President – Finance
and Chief Financial Officer

-47-