Form 10-K
period 2020-12-31
Omega Flex, Inc.
filed 2021-03-08
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act Yes ☐ No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2020, the last business day of the second quarter of 2020, was $304,424,053.

The number of shares of common stock outstanding as of March 1, 2021 was 10,094,322.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated by reference from the registrant’s definitive proxy statement (to be filed pursuant to Regulation 14A no later than 120 days after the year ended December 31, 2020, or April 30, 2021) for the 2021 annual meeting of shareholders.

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

The Company manufactures flexible metal hose at its facilities in Exton, Pennsylvania, and Houston, Texas in the United States (U.S.), and in Banbury, Oxfordshire in the United Kingdom (U.K.), and primarily sells its products through distributors, wholesalers and to original equipment manufacturers (“OEMs”) throughout North America and Europe, and to a lesser extent other global markets.

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

None of our competitors appear to be dominant in more than one market. We are a leading supplier of flexible metal hose in each of the markets in which we participate. Our assessment of our overall competitive position is based on several factors. The flexible gas piping market in the U.S. is currently concentrated in the residential housing market. Based on the reports issued by the national trade groups on housing construction, the level of acceptance of flexible gas piping in the construction market, and the average usage of flexible gas piping in a residential building, we believe that we are able to estimate with a reasonable level of accuracy the size of the total gas piping market. In addition, the Company is a member of an industry trade group comprised of the largest manufacturers of CSST in the U.S., which compiles and distributes sales volume statistics for its members relative to flexible gas piping. Based on our sales and the statistics described above, the Company believes it can estimate its position within that market. For other applications, industry trade groups collect and report data related to these markets, and we can then compare and estimate our status within that group as a whole. In addition, the customer base for the products that we sell, and the identity of the manufacturers aligned with those customers is fairly well known, which again allows the Company to extract information and estimate its market position. Lastly, the term “leading” implies a host of factors other than sales volume and market share position. It includes the range and capability of the product line, history of product development and new product launches, all of which information is in the public domain. Based on all of this information, the Company is reasonably confident that it is indeed a leader in the major market segments in which it participates.

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

Over the years, most of the Company’s business has been generated from Omega Flex, Inc., and concentrated in North America, but the Company also has foreign subsidiaries located in the U.K., which are largely focused on European and other international markets. The Company also has a local subsidiary which owns the Company’s Exton, Pennsylvania real estate.

Overview of Current Business

Strategy

The Company’s strategy has been and continues to be focused on its core strengths in the development, manufacture, and sale of flexible metal hose for use in a variety of applications. The Company is uniquely situated to exploit its capabilities in this area due to its long experience in engineering and bringing new products to market, and its proprietary rotary process, which permits the Company to manufacture flexible metal hose with superior quality and efficiency as compared to its competitors. The Company’s strategy is to develop flexible metal products in new and developing markets that would recognize and compensate for the value-added propositions that each product brings to that industry. Typically, this would involve a new flexible metal hose that replaces traditional rigid products, and thereby improve the quality of the installed product, increase installation efficiency, and provide an overall cost and time savings. Examples of such new products would be our flexible gas piping sold under the TracPipe ® CounterStrike® trademarks, our new MediTrac® corrugated medical gas tubing, and our DoubleTrac® double-containment piping. In each instance, the products we bring to market offers customers superior quality, expanded applications due to the product’s flexibility, and reduced total costs. The Company seeks to protect its investments in product develop by seeking and obtaining patent protection for new and unique features of its products.

Products

The Company’s business is managed as a single operating segment that consists of the manufacture and sale of flexible metal hose, fittings and accessories.

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

As previously mentioned, in 2004, the Company introduced a new brand of flexible gas piping sold under the registered trademark “CounterStrike®”. CounterStrike® is designed to be more resistant to damage from transient electrical arcing. This feature is particularly desirable in areas that are subject to high levels of lightning strikes, such as the Southeast and Ohio Valley sections of the U.S. In a lightning strike, the electrical energy of the lightning can energize all metal systems and components in a building. This electrical energy, in attempting to reach ground, may arc between metal systems that have different electrical resistance, and arcing can cause damage to the metal systems. In standard CSST systems, an electrical bond between the CSST and the building’s grounding electrode would address this issue, but lightning is an extremely powerful and unpredictable force. CounterStrike® CSST is designed to be electrically conductive and therefore disperse the energy of any electrical charge over the entire surface of the CounterStrike® line. In 2007, the Company introduced a new version of CounterStrike® CSST that was tested to be even more resistant to damage from electrical arcing than the original version, and substantially more effective than standard CSST products. As a result of its robust performance, the new version of CounterStrike® has been widely accepted in the market, and thus during 2011, the Company made the decision to sell exclusively CounterStrike® within the U.S.. This move demonstrated the Company’s commitment to innovation and safety, and further enhanced our leadership in the marketplace.

In 2008, the Company introduced its first double containment piping product – DoubleTrac®. DoubleTrac® double containment piping has earned stringent industry certifications for its ability to safely contain and convey liquid fuels. DoubleTrac® received certification from Underwriters Laboratory, the testing and approval agency, that our product is fully compliant with UL971A, which is the product standard in the U.S. for metallic underground fuel piping, ULc S667 which is the product standard in Canada for metallic underground fuel piping, as well as approvals from other relevant state agencies that have more stringent testing procedures for the product. Similar to our flexible gas piping, DoubleTrac® provides advantages over older rigid pipe technologies. DoubleTrac® is made and can be installed in long continuous runs, eliminating the need for manually assembling rigid pipe junctions at the end of a pipe or at a turn in direction. In addition, DoubleTrac® has superior performance in terms of its ability to safely convey fuel from the storage tank to the dispenser, primarily because DoubleTrac® is essentially a zero permeation piping system, far exceeding the most stringent government regulations. Originally designed for applications involving automotive fueling stations running from the storage tank to the fuel dispenser, the ability of DoubleTrac® to handle a variety of installation challenges has broadened its applications to include refueling at marinas, fuel lines for back-up generators, and corrosive liquids at waste treatment plants. In short, in applications where double containment piping is required to handle potentially contaminating fluids or corrosive fluids, DoubleTrac® is engineered to handle those demanding applications.

DEF-Trac®, a complementary product which is very similar to DoubleTrac®, was brought to the marketplace in 2011. DEF-Trac® piping is specifically engineered to handle the demanding requirements for diesel emissions fluid (DEF). Federal regulations require all diesel engines to use DEF to reduce the particulate contaminants from the diesel combustion process. However, DEF is highly corrosive and cannot be pre-mixed with the diesel fuel. This requires that new diesel trucks and automobiles must have separate tanks built into the vehicle so that the diesel emissions fluid can be injected into the catalytic converter after the point of combustion. Similarly, a large portion of fueling stations carrying diesel fuel are now also selling DEF through a separate dispenser. In addition to being highly corrosive, DEF also has a high freezing temperature, requiring a heat trace in the piping in applications in northern areas of the U.S.. DEF-Trac® flexible piping is uniquely suited to handle all of these challenges, as the stainless steel inner core is corrosion resistant, and DEF-Trac® also comes with options for heat trace that is extruded directly into the wall of the product. In summary, DEF-Trac® provides a complete solution to the demanding requirements of this unique application, as such, DEF-Trac® has been met with enormous acceptance from the industry that was searching for a solution to the new environmental requirement. The advantageous market position of DEF-Trac® has leveraged the penetration of DoubleTrac® into the broader market for automotive fueling applications.

In September 2013, the Company announced that it would be releasing a newly developed fitting, AutoSnap®, as part of its flexible gas piping product line. After successfully completing all required testing by independent testing agencies, as well as extensive field trials across the U.S. by trained TracPipe® CounterStrike® installers, AutoSnap® was officially introduced to the market in January 2014 to wide acceptance. With its patent-pending design, the product simplified the installation process, and addressed installer preferences for both speed and ease of installation. The AutoSnap® fitting now commands a significant portion of the Company’s fittings demand.

In 2019, the Company commercialized MediTrac®, corrugated medical tubing (“CMT”), following its 2018 launch with several beta sites. Developed for the healthcare industry, the product can be used in hospitals, ambulatory care centers, dental, physician and veterinary clinics, laboratories, and any facility that uses medical gases (oxygen, nitrogen, carbon dioxide, etc.). Made from a copper alloy with an exterior fire-retardant jacket, MediTrac® is made and sold in long continuous-length rolls. MediTrac’s flexible nature and storage in rolls allows it to be transported to and installed in health care facilities much more easily and quickly than traditional medical grade rigid copper pipe, which comes in 20 foot long sections. MediTrac® is unrolled from a spool and installed in a medical facility in one long continuous length, and is bent by hand when a change in direction is needed. The long lengths and ability to change direction with ease eliminates labor that would otherwise be needed to braze connections to straight sections of copper pipe or elbows or tees for changes in direction, while increasing installation efficiency and operational safety and minimizing downtime for healthcare facilities. Easy to assemble axial swaged brass fittings connect with all K, L and DWV medical tubing that is sized from ½” to 2” in diameter, and provides a leak-tight seal using ordinary hand tools. The patent-pending fitting also prevents tampering or disassembly through the use of a tamper-proof sleeve that is required by the Health Care Facilities Code (NFPA 99 – 2018 edition). Rated for 185 psig, MediTrac® can deliver the necessary volume of gas wherever it is needed across a facility. A recent case study comparing the installation of rigid copper pipe and MediTrac® showed that MediTrac® increases installation efficiency by a factor of five (i.e., a 500% increase in efficiency). By reducing the number of joints and brazed connections, MediTrac® also reduces possible contamination into the medical gas system along with the fire risk associated with brazing. MediTrac® is currently listed to UL 1365 and has an ASTM E84 rating of 25/50, and meets all 2018 requirements of the Health Care Facilities Code (NFPA 99 – 2018).

In 2020, the MediTrac® product line experienced significant growth in use and acceptance in the marketplace resulting from its ability to be quickly and safely installed to meet the unprecedented crisis caused by the COVID-19 pandemic. Numerous medical institutions and emergency medical centers used MediTrac® CMT to quickly install medical gas lines in tent hospitals or in converted facilities to handle the surging demand. For example, MediTrac® medical gas piping was installed in a NYC temporary hospital located in Central Park and in the Cleveland Clinic for patients with COVID-19 infections and in need of supplemental oxygen treatments. On September 25, 2020, the Centers for Medicare & Medicaid Services (CMS) issued a waiver allowing the use of CMT in new and existing healthcare facilities based on the provisions in NFPA 99 – 2018, allowing MediTrac® to be installed in all facilities in the U.S.

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

Manufacturing

In each instance, whether the application is for CSST for fuel gases, flexible metal hose for handling specialty chemicals or gases, flexible double containment piping, unique industrial applications requiring the ability to withstand wide variations in temperature and vibration, or copper alloyed CMT for medical facilities, all of our success rests on our metal hose. Most of our flexible metal hoses range in diameter from 1/4” to 2” while certain applications require diameters of up to 16”. All of our smaller diameter pipe (2” inner diameter and smaller) is made by a proprietary process that is known as the rotary process. The proprietary process that we use to manufacture our annular hose is the result of a long-term development effort begun in 1995. Through continuous improvement over the years, we have developed and fine-tuned the process so that we can manufacture annular flexible metal hose on a high speed, continuous process. We believe that our own rotary process for manufacturing annular corrugated metal hose is the most cost efficient method in the industry, and that our rotary process provides us with a significant advantage in many of the industries in which we participate. As a result, we are able to provide our product on a demand basis. Over the years, the Company has had great success in achieving on-time delivery performance to the scheduled ship date. The quick inventory turnover reduces our costs for in-process inventory, and further contributes to our gross profit levels. We have also improved our productivity on a historical basis.

Raw Materials

We use various materials in the manufacture of our products, primarily stainless steel for our flexible metal hose and plastics for our jacketing material on TracPipe® CounterStrike® flexible gas piping and DoubleTrac® double containment piping, as well as a copper alloy for our MediTrac® CMT. We also purchase all of our proprietary fittings for use with the TracPipe® and CounterStrike® flexible gas piping, DoubleTrac® double containment piping, and MediTrac® CMT. Although we have multiple sources qualified for all of our major raw materials and components, we have historically used only one or two sources of supply for such raw materials and components. Our current orders for stainless steel and fittings are each placed with one or two suppliers. If any one of these sources of supply were interrupted for any reason, then we would have to devote additional time and expense in obtaining the same volume of supply from our other qualified sources. This potential transition, if it were to occur, could affect our operations and financial results during the period of such transition. During 2020, the commodity prices of nickel and copper were higher compared to last year. Nickel is a prime material in stainless steel which the Company utilizes to manufacture CSST, and copper is a key component of the Company’s brass fittings and our MediTrac® CMT. Fortunately, the Company was able to maintain reasonably stable margins during 2020. This was partially accomplished by implementing our own pricing actions to help offset the upward movements in the respective material markets. The supply of our main raw materials appears to be sufficient with ample volume. We believe that with our purchase commitments for stainless steel, polyethylene and for our proprietary fittings, we have adequate sources of supply for these raw materials and components. We have not had difficulty in obtaining the raw materials, component parts or finished goods from our suppliers. We believe that the supply sufficiency of stainless steel will continue until there is a reduction in global capacity, such as mine closures, which would then cause a constriction. Volatility in the commodities marketplace and competitive conditions in the sale of our products could potentially restrict us from passing along raw materials or component part price increases to our customers.

Business Seasonality

The demand for our flexible piping products that are related to construction activity including TracPipe®, Counterstrike®, DoubleTrac® and MediTrac®, may be affected by the construction industry’s demand, which generally tightens during the winter months of each year due to cold and inclement weather. Accordingly, sales are usually higher in the spring, summer and fall.

Customers

We sell our products to customers scattered across a wide and diverse set of industries ranging from construction to pharmaceutical with close to 9,800 customers on record. These sales channels include sales through independent sales representatives, distributors, OEM, direct sales, and sales through our website on the internet. We utilize various distribution companies in the sale of our TracPipe® and Counterstrike® flexible gas piping, and these distribution customers in the aggregate represent a significant portion of our business. In particular, the Company has one significant customer, whose various branches had sales in the range of 13% to 14% of total sales during the periods of 2018 to 2020, and was in the range of 18% to 24% of the Company’s accounts receivable balance over the last two years. All of this business is done on a purchase order basis for immediate resale commitments or stocking, and there are no long-term purchase commitments. In the event we were to lose an account, we would not expect any long-term reduction in our sales due to the broad end-user acceptance of our products. We would anticipate that in the event of a loss of any one or more distributors, that after an initial transition period, the sale of our products would resume at or near their historical levels. Furthermore, in the case of certain national distribution chains, which is the case regarding the Company’s largest customer noted above, and other distributors, it is possible that there would continue to be purchasing activity from one or more regional or branch distribution customers. We sell our products within North America, primarily in the U.S. and Canada, and we also sell our products internationally, primarily in Europe through our manufacturing facility located in Banbury, U.K. Our sales outside of North America were in the range of 10% to 11% of our total sales during the last three years, with most of the sales occurring in the U.K. and elsewhere in Europe. We do not have a material portion of our long-lived assets located outside of the U.S.

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

Competition

There are approximately 10 manufacturers of flexible metal hose in the U.S., and approximately that number in Europe and Asia. The U.S. manufacturers include Titeflex Corporation, Ward Manufacturing, Microflex, United Flexible, Hose Master and several smaller privately held companies. No one manufacturer, as a general rule, participates in more than two of the major market categories, automotive, aerospace, residential and commercial construction, and general industrial, with most concentrating in just one. We estimate that we are at or near the top position of the two major categories in which we participate in regards to market share. In the flexible gas piping market, the U.S. market is currently concentrated in the residential housing market. Based on the reports issued by the national trade groups on housing construction, the level of acceptance of flexible gas piping in the construction market, and the average usage of flexible gas piping in a residential building, as well as through our sales position within that market, we are able to estimate with a high level of accuracy the size of the total gas piping market. In addition, the Company is a member of an industry trade group, which compiles and distributes sales statistics for its members relative to flexible gas piping. For other applications, industry trade groups collect and report on the size of the relevant market, and we can estimate our percentage of the relevant market based on our sales as compared to the market as a whole. The larger of our two markets, the construction industry, has seen a modest increase in the number of residential housing starts in 2020, as compared to the previous year. As discussed elsewhere, black iron pipe or copper tubing was historically used by all builders of commercial and residential buildings until the advent of flexible gas piping and changes in the relevant building codes. Since that time, flexible gas piping has taken an increasing share of the total amount of fuel gas piping used in construction.

Due to the number of applications in which flexible metal hose may be used, and the number of companies engaged in the manufacture and sale of flexible metal hose, the general industrial market is very fragmented, and we estimate that no one company has a predominant market share of the business over other competitors. In the market for double containment piping, we compete primarily against rigid pipe systems that are more costly to install than DoubleTrac® double containment piping. For medical tubing applications, the main competitor is medical grade (Type K or Type L) rigid copper pipe. MediTrac® is the only corrugated medical tubing in the U.S. that is approved to the stringent requirements of UL 1365. The general industrial markets within Europe are very mature and tend to offer opportunities that are interesting to us in niche markets or during periods in which a weak dollar increases the demand for our products on a competitive basis. Such has been the case for several years and has created new relationships for us. Currently, we are not heavily engaged in the manufacture of flexible metal hose for the aerospace or automotive markets, but we continue to review opportunities in all markets for our products to determine appropriate applications that will provide growth potential and high margins. In some cases, where the product offering is considered a commodity, price is the overriding competing factor. In other cases, a proprietary product offering or superior performance will be the major factors with pricing being secondary, and in some cases, a non-factor. The majority of our sales are to distributors and wholesalers, and our relationships with these customers are on an arms-length basis in that neither we, nor the customers are so dependent on the other to yield any significant business advantage. From our perspective, we are able to maintain a steady demand for our products due to broad acceptance of our products by end users, regardless of which distributor or wholesaler sells the product.

Backlog

Management does not believe that backlog figures are material to an understanding of our business because most products are shipped promptly after the receipt of orders.

Intellectual Property

We have a comprehensive portfolio of intellectual property, including approximately 217 patents issued in various countries around the world. The patents cover (a) the fittings used by the flexible gas piping to join the piping to a junction or assembly, (b) pre-sleeved CSST for use in underground applications, (c) an electrically conductive jacket for flexible gas piping that we sell under the trademark CounterStrike®, (d) a tubing containment system for our DoubleTrac® double containment piping, and (e) fittings for use with our MediTrac® corrugated medical tubing. Our AutoSnap® fitting is a prominently used product with flexible gas piping because it offers a metal-to-metal seal between the fitting and the tubing, and because of its robustness and ease of use. The metal-to-metal contact provides for a longer lasting and more reliable seal than fittings which use gaskets or sealing compounds that can deteriorate over time. In applications involving fuel gases in a building, the ability to maintain the seal and prevent the leaking of such gases over long periods of time is valued by our customers. In addition, the AutoSnap® fitting provides the installer with greater ease of use by preassembling all the securing elements inside the body of the fitting. We also have received a patent for the composition of the polyethylene jacket used in our CounterStrike® flexible gas piping product, which has increased ability to dissipate electrical energy in the event of a nearby lightning strike. The tubing containment system of our DoubleTrac® double containment piping, which is also patented in the U.S. and in other countries, allows for the monitoring and collection of any liquids that may leak from the stainless steel containment layer. We have filed patent applications for the MediTrac® fittings to cover the unique requirements in the U.S. for fittings that permanently affix the fitting to the CMT system, and provides a tamper-proof connection to the CMT system. The expiration dates for the several patent covering the Counterstrike® patent will expire in 2025. We currently have several patent applications pending in the U.S. and internationally covering improvements to our AutoFlare® fittings and our CounterStrike® polyethylene jacket, and also have a patent pending on our MediTrac® fitting. Finally, and as mentioned above, our unique rotary process for manufacturing flexible metal hose has been developed over a number of years, and constitutes a valuable trade secret. In 2007, a Pennsylvania court issued a ruling that confirms our proprietary rotary manufacturing process does constitute a “trade secret” under Pennsylvania law, and is entitled to protection against unauthorized disclosure or misappropriation.

Government Regulations including Environmental

The Company believes that its businesses and operations, including its manufacturing plants and equipment, are in substantial compliance with all applicable government laws and regulations, including those related to environmental, consumer protection, international trade, labor and employment, human rights, tax, anti-bribery and competition matters. Any additional measures to maintain compliance are not expected to materially affect the Company’s capital expenditures (including expenditures for environmental control facilities), competitive position, financial position or results of operations.

Various legislative and administrative regulations applicable to the Company in the matters noted above have become effective or are under consideration in many parts of the world. To date, such developments have not had a substantial adverse impact on the Company. However, if new or amended laws or regulations impose significant operational restrictions and compliance requirements upon the Company or its products, the Company’s business, capital expenditures, results of operations, financial condition and competitive position could be negatively impacted. Refer to Item 1A. Risk Factors for further information.

Human Capital

We believe that our employees are the foundation of the innovative ideas necessary for the advancement of our products, and success of our Company. Our employees are the conduits to successful relationships with our customers, vendors and various business partners, as well as the custodians of a safe and efficient operation of our assets ending with a highly satisfied customer. The Company fosters a collaborative, inclusive, and safety-minded work environment, with a focus on ingenuity. We seek to identify the most highly qualified talent for our organization, enabling us to execute on our strategic objectives of providing the most innovative and technologically advanced flexible metal hose products in the market. To attract and retain employees, the Company offers competitive wages across all levels, and maintains a superior package of employee benefits, including medical insurance, life insurance, and retirement and savings programs, for all employees, as well as executive compensation plans as described in our proxy statement.

As of December 31, 2020, the Company had 164 employees. Most of our employees are located in our manufacturing facilities in Exton, Pennsylvania, which contain our factory personnel, engineering, finance, human resources and most of our sales staff. Our factory workforce in Exton, Pennsylvania, is not party to a collective bargaining agreement. A small number of employees work at our facility in Houston, Texas. We also maintain an office in Middletown, Connecticut where certain management, sales and administrative personnel are assigned. A number of individual sales personnel are also scattered across the U.S.. We also maintain a manufacturing facility in Banbury, U.K., which contains employees of similar functions to those in the U.S., but on a much smaller scale, including a small presence in France. The sales personnel in England and France handle all sales and service for our products in Europe, most notably the U.K., and the majority of our transactions with other international territories.

We are committed to fostering a work environment in which all employees treat each other with dignity and respect. This commitment extends to providing equal employment and advancement opportunities based on merit and experience. We continually strive to attract a diverse workforce by partnering with local organizations to identify potential candidates to advance and strengthen our human capital management program.

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

Risk Relating to Our Business – Sales and Competition

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

Almost all of the Company’s products and product lines are sold by outside sales organizations. These independent sales organizations or sales representatives are geographically dispersed in certain territorial markets across the U.S., Canada and elsewhere. These outside sales organizations are independent of us, and are typically owned by the individual principals of such firms. We enter into agreements with such outside sales organizations for the exclusive representation or distribution of our products, but such agreements are generally for terms of one year or less. At the expiration of the agreement, the agent or distributor may elect to represent a different manufacturer. As a result, we have no ability to control which flexible metal hose manufacturer any such sales organization may represent or carry. The competition to retain quality outside sales organizations is also intense between manufacturers of flexible metal hose since it is these sales organizations that generally can direct the sales volume to distributors and, ultimately, contractors and installers in important markets across the country, and in other countries in which we operate. The failure to obtain the best outside sales organization within a particular geographic market can limit our ability to generate sales of our products. While we currently have a fully developed sales and distribution network of superior outside sales organizations, there can be no assurance that any one or more of the outside sales organizations will elect to remain with us, or that our competitors will not be able to disrupt our distribution network by causing one or more of our sales representatives to drop our product lines. Our business, competitive position, results of operation or financial condition could be negatively impacted if we cannot maintain adequate sales and distribution networks.

We are dependent on certain sales channels for a significant portion of our business.

Of the various sales channels that we use to sell our products, a significant portion of such sales are made through our wholesale stocking distributors. These and other distributors purchase our products, and stock the goods in warehouses for resale, either to their own local branches or to end-users. Because of the breadth and penetration of the distribution networks, and the range of complementary products they offer for sale, these wholesale distributors are able to sell large amounts of our products to end users across the U.S. and Canada. The decision by a major wholesaler distributor to stop distributing our products such as TracPipe® and CounterStrike® flexible gas piping, and to distribute a competitive flexible gas piping product, could significantly affect our business, competitive position, results of operations or financial condition.

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

The Company’s main operating subsidiary, Omega Flex Limited, is headquartered in Banbury, England in the U.K. The result of the referendum held by the U.K. to withdraw from the European Union (“Brexit”) had created a level of uncertainty regarding the final terms of that withdrawal for a number of years, until an agreement was reached on December 24, 2020 by the U.K. and the European Union. While an agreement was reached, uncertainty still exists, and adherence to the new rules regarding border and customs controls could increase costs on materials imported into the U.K. and finished goods exported from the U.K. In addition, it is possible that logistical delays created by those controls could delay shipments of materials and supplies into the Banbury manufacturing plant, and could also affect our ability to ship goods to customers outside of the U.K., into the European Union, Africa, and the Near East. Most of the business of Omega Flex Limited is domestic, and should therefore not be unduly disrupted. However, the macroeconomic effects of Brexit on the economies of the U.K. and the European Union remain partially unknown, and those effects could dampen economic activity and the overall demand for the Company’s products in those markets. However, it is not expected that increased costs, logistical delays, nor possible economic declines in those markets would be material to the Company.

Our business may be subject to macroeconomic effects caused by increased trade tariffs and reduced international trade.

Recent events have caused various governments around the world to impose increased trade tariffs on imported goods. These increased tariffs may cause the cost of materials to rise and may add additional expense on exported goods. However, the company does not believe that increased tariffs will materially affect the company’s sales or gross profits, as most of the raw materials and supplies used to manufacture our products are sourced domestically in the U.S.. Further, exports of our flexible gas piping products from our Exton, Pennsylvania facility are primarily to Canada, which recently agreed to a revised North American trade treaty, and to a lesser extent to the Caribbean and South America. Sales to Europe, Asia and Africa are primarily handled from our Banbury, England facility, which are not affected by U.S. trade tariffs and retaliatory tariffs, but may be subject to other constraints as discussed in the Brexit risk factor, above.

Risk Relating to Our Business – Manufacturing and Operations

Our manufacturing plant(s) may be damaged or destroyed.

The majority of the company’s manufacturing capacity is currently located in Exton, Pennsylvania, where we own two manufacturing facilities which are in close proximity to each other, and in Banbury, England in the U.K. where we rent a manufacturing facility. On a smaller scale the Company also manufactures product in Houston, Texas. We do not have any operational manufacturing capacity for flexible metal hose outside of these locations. We cannot replicate our manufacturing methods at a supplier’s facility due to the confidential and proprietary nature of our manufacturing process. If one of the manufacturing facilities were destroyed or damaged in a significant manner, we would likely experience a delay or some interruption of our flexible metal hose operations. This could lead to a reduction in sales volume if customers were to purchase their requirements from our competitors, claims for breach of contract by certain customers with contracts for delivery of flexible metal hose by a certain date, and costs to replace our destroyed or damaged manufacturing capacity. The fittings and accessories for the flexible metal hose are manufactured for us by suppliers not located in Exton, Pennsylvania, and the Company also has outside warehouses which contain finished goods inventory. Disruption of or damage to our supply of these items could damage our business, competitive position, results of operations or financial condition.

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

Risk Relating to Our Business – Legal

Susceptibility of litigation and significant legal costs or settlements.

In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”). The Company has continued to receive repeat pattern Claims relating to our flexible gas piping products, although the pace of the new Claims has generally declined over the last several years. While the Company does not believe the Claims have legal merit, and has successfully defended itself vigorously against such Claims, there is no guarantee that the pace of claims will not increase or subside. Any significant increase in the number of Claims, the financial magnitude of Claims brought against the Company, the costs of defending the Claims, particularly under higher retentions of the Company’s current product liability insurance policies, could have a detrimental impact on the Company’s business, competitive position, results of operations or financial condition, perhaps materially.

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

In the past, the Company has needed to protect itself and resort to legal action, in one instance regarding a trade secret, and other instances where we sued flexible gas pipe competitors for infringement on one or more of our U.S. patents covering our various piping and/or fitting products. In each instance, the Company received favorable rulings, thus solidifying the validity of our intellectual property. Although the Company has had past success, the results we may obtain from resorting to any such legal proceedings are never assured, and it is possible that an adverse decision may be delivered in any particular proceeding. As a result, we may not be able to retain the exclusive rights to utilize and practice such intellectual property rights, and one or more of our competitors could utilize and practice such intellectual property rights. This development may lessen our competitive advantage vis-à-vis one or more competitors, and lead to a reduction in sales volume in one or more product lines, a reduction in profit margin in such product lines, or both, which would damage our business, competitive position, results of operations or financial condition.

Risk Relating to Our Business – General and Macroeconomic

Our business may be subject to the supply and availability of fuel gas supplies and infrastructure.

With increasing debate on the effect of human activities on climate change, there has been a focus on transitioning energy and heating in buildings away from fossil fuels, such as natural gas and liquid propane. Several municipalities in the U.S. have announced policy decisions to move away from fossil fuel applications in the future, including prohibiting the new installation of appliances fueled by natural gas or liquid propane. Although there are significant technical and economic hurdles, it is possible that a large scale movement, in individual cities and states or on a federal level, away from fossil fuels may increase in the future. Such moves could reduce the demand for our flexible gas piping products that carry natural gas or liquid propane from the building’s meter to the gas-fired appliance, which represent a major part of the company’s sales and net profits. As a result, it is possible in the future that proposals to limit or eliminate the use of fossil fuels could adversely impact the financial results of the company, perhaps materially.

Our TracPipe® and CounterStrike® flexible gas piping products are used to convey fuel gas, primarily natural gas, but also propane, within a building from the exterior wall of the building to any gas-fired appliances within the building. Because those products are used in the transmission of fuel gas, the applications are limited to geographic areas where such fuel gas is available. Certain geographic areas of the U.S. and other countries do not have the infrastructure to make natural gas available. Other types of fuel gas may be used in areas where there are no natural gas pipelines, but these alternate fuel gas sources have other distribution issues that may constrict their availability. Our prospects for future growth of the TracPipe® and CounterStrike® products are largely limited to those areas that have natural gas transmission lines available for use in residences and commercial buildings.

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

Borrowings under our line of credit facility bear interest at variable rates based on LIBOR. The U.K.’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit rates for the calculation of LIBOR rates after 2021, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. Currently, the Federal Reserve Bank is considering options and transitioning away from LIBOR, and as such, has formed the Alternative Rates Committee (ARRC). The ARRC selected the Secured Overnight Financing Rate (SOFR) as an appropriate replacement. SOFR is based on transactions in the overnight repurchase markets, which reflects a transaction-based rate on a large number of transactions, better reflecting current financing costs. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, or if new methods are implemented such as SOFR, interest rates on our current or future debt obligations may be adversely affected.

Our business may be subject to varying demands based on market interest rates.

Our TracPipe® and CounterStrike® flexible gas piping products are used in the construction industry, both in residential, commercial and industrial segments, for the piping of fuel gas within a building. The demand for new or remodeled construction in the construction industry – and in particular the residential construction industry – is susceptible to fluctuations in interest rates charged by banks and other financial institutions as well as consumer demand. The purchasers of new or remodeled construction generally finance the construction or acquisition of the residential, commercial or industrial buildings, and any increase in the interest rates on such financing will raise the acquisition cost of the potential purchaser. While interest rates are currently low, there is no guarantee that will remain the case in the future. If costs increase significantly, a higher amount of potential buyers may not be able to support the level of financing under a higher interest rate environment. Increased acquisition costs may lead to a decline in the demand for new or remodeled construction, and as a result may also lead to a reduced demand for our products used in construction industry, which could damage our business, competitive position, results of operations or financial condition.

Our business may be subject to cyclical demands.

The demand for our products may be subject to cyclical demands in the markets in which we operate. Our customers who use our products in industrial and commercial applications are generally manufacturing capital equipment for their customers. Similarly, our TracPipe® and CounterStrike® flexible gas piping products are used primarily in residential construction, both in single-family buildings, and in larger multi-unit buildings. Should there be any change in factors that affect the rate of new residential construction, our growth rate would likely be impacted. To the extent that interest rates increase, in conjunction with an economic cycle or as part of the general economic conditions in the U.S. or abroad, the demand for our products in such applications may decrease as well, which could damage our business, competitive position, results of operations or financial condition.

Our business may be subject to seasonal or weather related factors.

The demand for our products may be affected by factors relating to seasonal demand for the product, or a decline in demand due to inclement weather. Our TracPipe® and CounterStrike® flexible gas piping products are installed in new or remodeled buildings, including homes, apartment buildings, office buildings, warehouses, and other commercial or industrial buildings. Generally, the rate of new or remodeled buildings in the U.S. and in the other geographic markets in which we are present decline in the winter months due to the inability to dig foundations, problems at the job site relating to snow, or generally due to low temperatures and stormy weather. As the rate of construction activity declines during the winter, the demand for our corrugated stainless steel tubing may also decrease or remain static.

The concentration of ownership of our common stock could impact its market price.

At December 31, 2020, approximately 71% of the issued and outstanding common stock is owned or controlled by inside affiliated parties to the Company, with the largest being: The Estate of John E. Reed, Stewart B. Reed, Kevin R. Hoben and Mark F. Albino. Stewart B. Reed currently serves on the Board of Directors, where he presides as Vice Chairman. Mr. Hoben and Mr. Albino also serve on the Board of Directors, with Mr. Hoben being the Chairman of the Board, and both are officers of the Company. This concentration of ownership may have the effect of reducing the volume of trading of the common stock on the NASDAQ. A decrease in trading volume could result in lower prices for the common stock because there is not a sufficient supply of shares to create a vibrant market for our shares on the NASDAQ, or inversely could drive the common stock price higher when demand exceeds supply.

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

The Company has operations in the U.K., and does business transactions elsewhere in the world outside of the U.S.. While the magnitude of these transactions outside of the U.S. have thus far not been significant, and typically not in currencies of high volatility, it is possible that they could be material. Events such as Brexit, as described below, or other instances of political and economic turmoil or uncertainty, could create a weakened British Pound (“BP”) in comparison to other currencies. A weakened BP would in turn have a direct negative impact on the Company’s financial statements, as we would experience losses when settling transactions in other currencies, and experience unfavorable results due to the translation of financial statements with a lower exchange rate. During 2019 and 2020 there was not any notable impact due to currency volatility on the financial statements, but going forward, it is possible that the BP, other currencies that we engage in, or even the U.S. Dollar may weaken, and materially impact the financial position, operations and liquidity of the Company.

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

The Company is currently navigating through this unprecedented crisis without any government support from the U.S. Small Business Administration’s Paycheck Protection Program (“PPP”), and the nature and magnitude of the COVID-19 pandemic’s ultimate impact on the Company will depend on numerous evolving factors, future developments and cascading effects of the coronavirus pandemic that the Company is not able to predict, including: the duration and severity of the COVID-19 pandemic and the international actions and business restrictions that are being undertaken and implemented as a result of it; governmental, business and other responses to the COVID-19 pandemic, including the promotion of “social distancing,” the issuance of shelter in place orders and restrictions on the Company’s operations, and the possibility that government officials may mandate that the Company provide products or services; potential disruptions in the Company’s supply chain; the impact of the COVID-19 pandemic on the Company’s ability to execute its short-term and long-term business strategies and initiatives; the extent to which forced remote working arrangements reduce the Company’s ability to manage its business effectively; the extent to which staffing shortages due to members of the Company’s workforce being quarantined or exposed to the coronavirus may be detrimental to the Company’s operations; and the Company’s ability to maintain current levels of skilled headcount without the proceeds of a loan under the PPP (a “PPP Loan”) as a source of additional liquidity. Furthermore, while the Company timely returned the proceeds of a PPP Loan that it initially received out of an abundance of caution in reliance on U.S. Treasury Department and Small Business Administration guidance that companies were able to do so without penalty, as the COVID-19 pandemic unfolds, federal or state governments (including government agencies such as the Treasury Department, the Small Business Administration or the Securities and Exchange Commission) could promulgate new statutes, regulations, guidance or relief measures, or rescind or modify existing statutes, regulations, guidance or relief measures, in a way that is detrimental to the Company or its business, including as a result of the Company’s prior application for a loan under the PPP.

In addition, while the Company cannot predict the magnitude of the impact that the COVID-19 pandemic will have on its customers and suppliers or their financial conditions, any material effect on the Company’s customers or suppliers could adversely impact the Company. For example, the Company’s customers or suppliers may themselves assert, or attempt to terminate various agreements and arrangements with us on the basis of, contractual force majeure provisions, and any termination of a significant commercial agreement may adversely harm our operations. Additionally, the COVID-19 pandemic and related travel restrictions and other containment efforts have had a significant impact on the travel industry, which may result in reduced demand for products. The impact of the COVID-19 pandemic may also exacerbate other risk factors in this Item 1A, any of which could have a material effect on the Company. For example, the risks associated with potential cybersecurity threats may be magnified given the increase in the number of Company employees working remotely using personal electronic devices and home internet connections.

The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as information is rapidly evolving with respect to the duration and severity of the COVID-19 pandemic. At this point, the Company cannot reasonably estimate the duration and severity of the COVID-19 pandemic or its overall impact on the Company’s business.

Various other general and macroeconomic issues may impact the business

Conflicts, wars, natural disasters, infectious disease outbreaks (see Pandemic above) or terrorist acts could also cause significant damage or disruption to our operations, employees, facilities, systems, suppliers, supply chain, distributors, resellers or customers in the U.S. and internationally for extended periods of time and could also affect demand for our products.

Item 1B – UNRESOLVED STAFF COMMENTS

None.

Item 2 - PROPERTIES

The Company utilizes two facilities in Exton, Pennsylvania, which is located approximately one hour west of Philadelphia. One facility which is owned by the Company, contains about 83,000 square feet of manufacturing and office space. The other facility which is located nearby provides another 30,000 square feet of space, mostly used for manufacturing. The majority of the manufacturing of our flexible metal hose is performed at the Exton facilities. Also within the U.S., the Company leases a facility in Houston, Texas, which contains manufacturing, stocking and sales operations, and a corporate office located in Middletown, Connecticut. In the U.K., the Company rents a facility in Banbury, England, which manufactures products and serves sales, warehousing and operational functions as well.

Item 3 - LEGAL PROCEEDINGS

See legal proceedings disclosure in Note 10, Commitments and Contingencies, to the Consolidated Financial Statements included in this report.

Item 4 – MINE SAFETY DISCLOSURES

The Company does not have any disclosures applicable to mine safety.

PART II

Item 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is listed on the NASDAQ Global Market, under the symbol OFLX. The number of shareholders of record as of December 31, 2020, based on inquiries of the registrant’s transfer agent, was 332. For this purpose, shareholders whose shares are held by brokers on behalf of such shareholders (shares held in “street name”) are not separately counted or included in that total.

Shareholder Return Performance Presentation

The Shareholder Return Performance Presentation shall not be deemed to be “soliciting material” or subject to Regulations 14A or 14C of the Securities and Exchange Commission or to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) and shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or under the Exchange Act, and shall not otherwise be deemed filed under such Acts.

The following graph shows the changes on a cumulative basis in the total shareholder return on the Omega Flex common stock, and compares those changes in shareholder return with the total return on the S&P 500 Index and the total return on the S&P 500 Building Products Index. The graph begins with a base value of $100 on December 31, 2015, and shows the cumulative changes over the last five years, ended on December 31, 2020. The graph assumes $100 was invested on December 31, in each of the three alternatives, and that all dividends have been reinvested.

Company / Index	Base Period 12/31/15	Indexed Returns – Year Ending
	12/15	12/16	12/17	12/18	12/19	12/20

Omega Flex, Inc.	100.00	117.46	221.72	170.36	352.69	484.50
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
S&P Building Products	100.00	107.35	119.61	90.45	134.15	170.27

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

SUMMARY OF FINANCIAL POSITION - as of December 31,

	2020	2019	2018	2017	2016
	(dollars in thousands except per share data)

Total Assets	$71,571	$60,984	$86,836	$77,091	$70,562
Working Capital	$35,486	$25,836	$55,217	$45,372	$36,941
Total Shareholders’ Equity	$46,377	$37,576	$66,321	$56,069	$46,061
Cash Dividends Declared per Common Share	$1.12	$4.58	$0.94	$0.66	$0.85

SUMMARY OF OPERATIONS - for the years ended December 31,

	2020	2019	2018	2017	2016
	(dollars in thousands except per share data)

Net Sales	$105,796	$111,360	$108,313	$101,799	$94,051
Net Income attributable to Omega Flex, Inc. (1)	$19,910	$17,286	$20,139	$15,662	$14,377
Basic and Diluted Earnings per Common Share	$1.97	$1.71	$2.00	$1.55	$1.42

(1)	Total Net Income for these periods was $19,967, $17,425, $20,277, $15,846, and $14,546, respectively. The difference is attributable to the Net Income - Noncontrolling Interest.

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

The Company’s business is managed as a single operating segment that consists of the manufacture and sale of flexible metal hose and accessories. The Company’s products are concentrated in residential and commercial construction, and general industrial markets, with a comprehensive portfolio of intellectual property and patents issued in various countries around the world. The Company’s primary product, flexible gas piping, is used for gas piping within residential and commercial buildings. Through its flexibility and ease of use, the Company’s TracPipe® and TracPipe® CounterStrike® flexible gas piping, along with its fittings distributed under the trademarks AutoSnap® and AutoFlare®, allows users to substantially cut the time required to install gas piping, as compared to traditional methods. The Company’s newest product line MediTrac® corrugated medical tubing is used for piping medical gases (oxygen, nitrogen, nitrous oxide, carbon dioxide, and medical vacuum) in health care facilities. Building on the recognized strengths and strategies employed in the flexible gas piping market, MediTrac® can be used in place of rigid copper pipe, and due to its long continuous lengths and flexibility, it can be installed approximately five times faster than rigid copper pipe, saving on installation labor and construction schedules. The Company’s products are manufactured at its Exton, Pennsylvania and Houston, Texas facilities in the U.S., and in Banbury, Oxfordshire in the UK. A majority of the Company’s sales across all industries are generated through independent outside sales organizations such as sales representatives, wholesalers and distributors, or a combination of both. The Company has a broad distribution network in North America and to a lesser extent in other global markets.

CHANGES IN FINANCIAL CONDITION

The Company’s cash balance of $23,633,000 at December 31, 2020 increased $7,535,000 (46.8%) from a $16,098,000 balance at December 31, 2019. The primary reason for the increase in cash related to income generated from operations during 2020. This was partially offset by dividend payments during 2020 totaling $11,306,000, as detailed in Note 6, Shareholders’ Equity, to the Consolidated Financial Statements included in this report. Further, the Company used funds for the purchase of inventory in anticipation of stronger customer demand. See the Company’s Consolidated Cash Flow Statement for further details regarding the change in cash.

Accounts receivable were $20,077,000 and $17,047,000 as of December 31, 2020 and December 31, 2019, respectively, increasing $3,030,000 or 17.8%. The increase was largely related to the increase in sales over the last several months of 2020 in comparison to 2019, thus increasing the amounts to be collected within terms.

Retained earnings were $35,769,000 and $27,165,000 at December 31, 2020 and December 31, 2019, respectively, increasing $8,604,000 or 31.7%. The increase was primarily due to an increase in net income during the year, as provided on the Company’s Consolidated Statement of Operations, partially offset by dividend payments made during 2020, as discussed in detail in Note 6, Shareholders’ Equity, to the Consolidated Financial Statements included in this report.

RESULTS OF OPERATIONS

Twelve-months ended December 31, 2020 vs. twelve months ended December 31, 2019

The Company reported comparative results from operations for the twelve-month periods ended December 31, 2020 and 2019 as follows:

	Twelve-months ended December 31,
	(dollars in thousands)

	2020	2020	2019	2019

Net Sales	$105,796	100.0%	$111,360	100.0%
Gross Profit	$66,550	62.9%	$70,487	63.3%
Operating Profit	$26,653	25.2%	$21,922	19.7%

Net Sales. The Company’s sales for the full year of 2020 were $105,796,000, reflecting a decrease of $5,564,000, or 5.0%, compared to $111,360,000 in 2019. The decrease in sales resulted mostly from a decrease in unit volume, which was in some measure impacted by the COVID-19 pandemic, partially offset by a mild increase to selling prices that was necessary to help offset a rise in material commodity costs.

Gross Profit. The Company’s gross profit margins were 62.9% and 63.3% for the twelve-months ended December 31, 2020 and 2019, respectively. The Company was able to maintain margins similar to prior year levels despite COVID-19 disruptions, such as increased costs to sanitize the factory and equipment, inefficiencies from staggered work shifts and overtime costs due to employees being quarantined, as well as unabsorbed overhead.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $16,580,000 and $19,032,000 for 2020 and 2019, respectively, representing a decrease of $2,452,000, or 12.9%. The most significant reduction relates to atypical consulting costs identified during 2019, attributable to the Company’s new product, MediTrac® flexible medical gas piping. The Company also experienced decreases in travel and advertising during 2020, mostly related to restrictions stemming from the pandemic. Commissions were also down due to the decrease in sales. Conversely, the Company expanded its sales related staffing resources. For the same periods, selling expense as a percentage of net sales was 15.7% and 17.1%, respectively.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services. General and administrative expenses were $19,117,000 and $24,818,000 for the years ended December 31, 2020 and 2019, respectively, decreasing $5,701,000, or 23% between periods. Legal and product liability defense costs decreased $5,158,000, associated primarily with one class action case which was dismissed during 2020, as explained in detail in Note 10, Commitments and Contingencies, of the Consolidated Financial Statements to this report. Professional fees and director related fees were also lower. Those items were softened by an increase to incentive compensation, which although not significant in total, was derived from two notable yet mostly offsetting components. There was an increase in the incentive compensation component which is aligned with profitability; however, there was a reduction in expense pertaining to equity awards which move in relation to the Company’s stock price, as detailed in Note 11, Stock Based Compensation Plans. As a percentage of net sales, general and administrative expenses were 18.1% and 22.3% for the twelve-months ended December 31, 2020 and 2019, respectively.

Engineering Expenses. Engineering expenses consist of development expenses associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes. Engineering expenses decreased $515,000 or 10.9% between periods, being $4,200,000 and $4,715,000 for the years ended December 31, 2020 and 2019, respectively. The decrease was primarily attributable to a reduction in experimental materials that diminished after the work was completed on various promising applications during 2019, and to a lesser extent travel. As a percentage of net sales for the year, engineering expenses were 4.0% in 2020 and 4.2% in 2019.

Operating Profit. Reflecting all of the factors mentioned above, operating profits increased $4,731,000, or 21.6%, between periods, reflecting a profit of $26,653,000 in 2020, as compared to $21,922,000 in 2019.

Interest Income. Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. The Company recorded interest expense of $39,000 for 2020, compared to interest income of $876,000 for 2019. The reduction in interest income was largely due to the lower cash balance and thus reduced investment, mostly resulting from the $35,330,000 special dividend paid in December 2019. Additionally, the Company had borrowed $15,000,000 on its line of credit for a portion of the second quarter of 2020 to ensure liquidity during the COVID-19 crisis. Earning potential on short-term liquid investments has also diminished in comparison to this time last year.

Other Income (Expense). Other income (expense) primarily consists of foreign currency exchange gains (losses) on transactions within our foreign subsidiaries, and therefore tends to fluctuate with the strengthening and or weakening of the British Pound. The Company recognized other expense of $53,000 during 2020 and other income of $56,000 during 2019.

Income Tax Expense. Income tax expense was $6,594,000 for 2020, compared to $5,429,000 for 2019. The $1,165,000 or 21.5% increase in tax expense was largely the result of the increase in income before taxes. The effective tax rate for both periods was similar at approximately 24% to 25% of income before taxes.

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

Net Sales. The Company’s sales for the full year of 2019 were $111,360,000, reflecting an increase of $3,047,000, or 2.8%, over $108,313,000 in 2018. The increase in sales resulted mostly from an increase in selling prices necessary to help offset a rise in the Company’s material costs.

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

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services. General and administrative expenses were $24,818,000 and $17,800,000 for the years ended December 31, 2019 and 2018, respectively, increasing $7,018,000, or 39.4% between periods. Legal and product liability defense costs increased $4,659,000, associated primarily with one class action case which was dismissed during 2020, as explained in detail in Note 10, Commitments and Contingencies, of the Consolidated Financial Statements to this report. There was also a $1,390,000 increase in incentive compensation. The increase was primarily created by an increase in the value of prior equity awards driven by the surge in the Company’s stock price during 2019; however, the impact of the equity awards was partially offset by a decrease in the incentive compensation component which is aligned with profitability. Other professional fees also expanded by $780,000. As a percentage of net sales, general and administrative expenses were 22.3% and 16.4% for the twelve-months ended December 31, 2019 and 2018, respectively.

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

Our critical accounting policies and significant estimates and assumptions are described in more detail as follows:

Revenue Recognition

With regard to revenue recognition, the Company applies the requirements of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The standard requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services.

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

The reserve for credit losses, which include future credits, discounts, and doubtful accounts, was $1,124,000 and $1,433,000 as of December 31, 2020 and 2019, respectively.

Investments

The Company invests excess funds in liquid interest earning instruments including U.S. Treasury bills and bank time deposits, with maturities typically of one year or less. These investments are stated at fair value, which approximates amortized cost, and are classified as available-for-sale in accordance with ASC Topic 320, Investments – Debt and Equity Securities. The Company did not have any investments as of December 31, 2020 and 2019.

Inventories

Inventories are valued at the lower of cost or net realizable value. The cost of inventories is determined by the first-in, first-out (FIFO) method. The Company generally considers inventory quantities beyond two years of non-usage, measured on a historical usage basis, to be excess inventory and reduces the gross carrying value of inventory accordingly.

Goodwill

In accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 350, Intangibles – Goodwill and Other (ASU 2017-04), using the simplified method as adopted, the Company performed an annual impairment test as of December 31, 2020. This analysis did not indicate any impairment of goodwill.

However, the duration and severity of the COVID-19 pandemic could result in future goodwill impairment charges. While we have concluded that a triggering event did not occur during 2020, a prolonged pandemic could impact the Company’s results of operations in a manner significant enough to trigger an impairment test.

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

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of December 31, 2020, each of the Company’s leases are classified as operating leases.

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

Currency Translation

Assets and liabilities denominated in foreign currencies, most of which relate to the Company’s U.K. subsidiary whose functional currency is the British Pound, are translated into U.S. dollars at exchange rates prevailing on the balance sheet dates. The Statements of Operations are translated into U.S. dollars at average exchange rates for the period. Adjustments resulting from the translation of financial statements are excluded from the determination of income and are accumulated in a separate component of shareholders’ equity. Exchange gains and losses resulting from foreign currency transactions are included in the statements of income (other expense) in the period in which they occur.

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

The Company reflected the effects of the Tax Cuts and Jobs Act (the “Act”) in its financial statements. This included the change in the US corporate tax rate from 35% to 21% and a provision related to previously deferred taxes on earnings of the Company’s foreign subsidiary. The Company’s tax provision also reflects other changes as a result of the Act, including the impact of the Global Intangible Low Taxed Income (“GILTI”) provisions, and changes affecting the deductibility of certain executive compensation.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company’s primary cash needs have been related to working capital items, which the Company has largely funded through cash generated from operations.

As of December 31, 2020, the Company had a cash balance of $23,633,000. Additionally, the Company has a $15,000,000 line of credit available, as discussed in detail in Note 5, which had no borrowings outstanding against it as of December 31, 2020. At December 31, 2019, the Company had a cash balance of $16,098,000, with no borrowings against the line of credit.

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For 2020, the Company’s cash provided from operating activities was $19,310,000, compared to $16,041,000 of cash provided during 2019, and $21,058,000 of cash provided during 2018. This illustrates an increase of $3,269,000 during 2020, versus a decrease during 2019 of $5,017,000. For details of the operating cash flows refer to the consolidated statements of cash flows in Item 8. Financial Statements and Supplementary Data on page 40.

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

Investing Activities

Cash used in investing activities during 2020 was $564,000, all related to various capital expenditure projects.

Cash provided by investing activities during 2019 was $13,719,000, with most of the transactions related to the purchase and/or sale of short-term investments. During December 2019, the Company liquidated its all of its existing short-term investments to support the payment of a special dividend to shareholders. In total, cash proceeds from the sale of short-term investments during 2019 was $70,882,000. Inversely, cash used for the purchase of the short-term investments during 2019 was $55,938,000. Cash was also used to purchase capital expenditures of $1,225,000, mostly related to the new MediTrac® products.

During 2018, the Company used $16,868,000 of cash for investing activities. A majority of the cash was used for the purchase of short-term investments. During 2018, the Company purchased $35,099,000 of short-term investments, and inversely received $20,155,000 of cash from net proceeds from the sale of short-term investments. The Company also used $1,924,000 of cash for capital expenditures during 2018, mainly related to capital projects designated for the new MediTrac® products.

Financing Activities

All financing activities relate to dividend payments, which are detailed in Note 6, Shareholders’ Equity. Dividend payments for 2020, 2019, and 2018 amounted to $11,306,000, $46,028,000 and $9,775,000, respectively. 2019 included the payment of a special dividend, which is primarily why the cash outflow in that year is higher. Each of these dividends are outlined in Note 6, Shareholders’ Equity, to the Consolidated Financial Statements included in this report. Also, see Note 5, Line of Credit and Other Borrowings, for a description of borrowings and repayments during the second quarter of 2020. The Company had no borrowings or payments on its line of credit during 2019 or 2018.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU applies to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the ASU do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The impact of the adoption of ASU 2020-04 did not have a material impact on the Company’s Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance removes certain exceptions for recognizing deferred taxes for equity method investments, performing intraperiod allocation, and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group, among others. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of adopting this new guidance on its Consolidated Financial Statements and does not expect the impact to be significant.

Off-Balance Sheet Obligations or Arrangements

None.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligation and Commercial Commitments

The Company’s primary contractual obligations as of December 31, 2020 are summarized in the following table and are more fully explained in Notes to the Consolidated Financial Statements.

	Payments Due by Period
	(in thousands)

Contractual Obligations	Total	Less than 1-year	1 -3 years	4 -5 years	After 5 year

Operating Lease Obligations	$499	$247	$209	$43	$—
Purchase Obligations	25,539	25,539	0	0	0
Other Long-Term Liabilities	600	63	96	96	345
Total Contractual Cash Obligations	$26,638	$25,849	$305	$139	$345

As explained in Note 11, Stock Based Compensation Plans, to the Consolidated Financial Statements included in this report, the Company is obligated to make payments to plan participants. Due to the uncertain nature of the payments, due to numerous variables, including the potential change in stock price, and employment status of participants and any applicable forfeitures, the amounts are not disclosed in the above table. The liability associated with this plan as of December 31, 2020 was $3,331,000, of which $1,378,000 is anticipated to be paid within the next year, and the remainder thereafter.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Omega Flex, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Omega Flex, Inc. and its subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 8, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Product liability claims

As described in Notes 2 and 10 of the financial statements, the Company is subject to periodic lawsuits, investigations and claims, primarily relating to potential lightning damage to its flexible gas piping products (the “Claims”). The Company accrues an estimated product liability reserve related to the resolution cost of the Claims for which management believes a loss is probable of occurring, and the amount of the loss is reasonably estimable, and discloses the aggregate maximum exposure for all open Claims. As of December 31, 2020, the Company accrued a product liability reserve of $642,000, and disclosed that the aggregate maximum exposure for all current open claims is estimated not to exceed $6,227,000. Due to the uncertainty of potential costs to be incurred related to the Claims, and the uncertainty of the ultimate outcome of each Claim, management applies significant judgements and estimates in determining the probability that a loss has been incurred and the amount to accrue for such loss.

We identified the accrual and disclosure of the Claims as a critical audit matter due to the significant judgments made by management when assessing the probability of a loss as well as the ultimate resolution costs of the Claims. Auditing management’s estimates and assumptions required a high degree of auditor judgment and increased audit effort due to the impact these assumptions have on the accrued product liability reserves and disclosures.

Our audit procedures related to the Claims included the following, among others:

●	We obtained an understanding of the relevant controls related to management’s evaluation of the Claims for accrual and disclosure and tested such controls for design and operating effectiveness, including controls around management’s evaluation of the probability that a loss has been incurred and management’s estimate of the amount of the loss.

●	We tested the accuracy and completeness of the underlying data that served as the basis for management’s estimates of the probability that a loss has been incurred and the amount of the loss, including payment activity, relevant insurance coverage, lawsuit or claim status, and any settlement activity.

●	We evaluated the methods and assumptions used by management to develop the estimate of the probability a loss has been incurred on individual product liability claims and the amount of such loss through consideration of historical claim and loss experience as well as current claim status.

●	We performed confirmation procedures with the Company’s external legal counsel to corroborate management’s assertions regarding claim information, claim status, the probability the Company has incurred a loss, and the estimated amount of any potential loss. These confirmation procedures were also used to test the completeness and accuracy of the underlying source data that served as the basis of management’s estimates.

●	We tested claim and settlement payment activity occurring subsequent to year end to assess the reasonableness of management’s estimates and disclosures.

/s/ RSM US LLP

We have served as the Company’s auditor since 2010.

Blue Bell, Pennsylvania

March 8, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Omega Flex, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Omega Flex, Inc.’s (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated March 8, 2021 expressed an unqualified opinion.

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

/s/ RSM US LLP

Blue Bell, Pennsylvania

March 8, 2021

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

(Dollars in Thousands, except Common Stock par value)

	2020	2019

ASSETS
Current Assets:
Cash and Cash Equivalents	$23,633	$16,098
Accounts Receivable - less allowances of $1,124 and $1,433, respectively	20,077	17,047
Inventories - Net	11,510	11,078
Other Current Assets	2,137	2,097

Total Current Assets	57,357	46,320

Right-Of-Use Assets - Operating	493	771
Property and Equipment - Net	8,599	8,909
Goodwill - Net	3,526	3,526
Deferred Taxes	5	4
Other Long Term Assets	1,591	1,454

Total Assets	$71,571	$60,984

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,471	$2,383
Accrued Compensation	5,429	4,618
Accrued Commissions and Sales Incentives	4,348	4,461
Dividends Payable	2,826	2,826
Taxes Payable	979	423
Lease Liability - Operating	247	369
Other Liabilities	5,571	5,404

Total Current Liabilities	21,871	20,484

Lease Liability - Operating, net of current portion	252	418
Deferred Taxes	121	331
Tax Payable Long Term	559	-
Other Long Term Liabilities	2,391	2,175

Total Liabilities	25,194	23,408

Commitments and Contingencies (Note 10)

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 share: authorized 20,000,000 shares: 10,153,633 shares issued at December 31, 2020 and 2019, respectively, and 10,094,322 outstanding at December 31, 2020 and 2019, respectively	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	11,025	11,025
Retained Earnings	35,769	27,165
Accumulated Other Comprehensive Loss	(778)	(909)
Total Omega Flex, Inc. Shareholders’ Equity	46,117	37,382
Noncontrolling Interest	260	194

Total Shareholders’ Equity	46,377	37,576

Total Liabilities and Shareholders’ Equity	$71,571	$60,984

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,

(Amounts in thousands, except earnings per common shares)

	2020	2019	2018

Net Sales	$105,796	$111,360	$108,313

Cost of Goods Sold	39,246	40,873	42,217

Gross Profit	66,550	70,487	66,096

Selling Expense	16,580	19,032	17,117
General and Administrative Expense	19,117	24,818	17,800
Engineering Expense	4,200	4,715	4,813

Operating Profit	26,653	21,922	26,366

Interest (Expense) Income	(39)	876	488
Other (Expense) Income	(53)	56	(126)

Income Before Income Taxes	26,561	22,854	26,728

Income Tax Expense	6,594	5,429	6,451

Net Income	19,967	17,425	20,277

Less: Net Income – Noncontrolling Interest	(57)	(139)	(138)

Net Income attributable to Omega Flex, Inc.	$19,910	$17,286	$20,139

Basic and Diluted Earnings per Common Share	$1.97	$1.71	$2.00

Cash Dividends Declared per Common Share	$1.12	$4.58	$0.94

Basic and Diluted Weighted Average Shares Outstanding	10,094	10,093	10,092

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31,

(Dollars in Thousands)

	2020	2019	2018

Net Income	$19,967	$17,425	$20,277

Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	140	46	(48)
Other Comprehensive Income (Loss)	140	46	(48)

Comprehensive Income	20,107	17,471	20,229

Less: Comprehensive Income Attributable to the Noncontrolling Interest	(66)	(144)	(132)

Total Other Comprehensive Income	$20,041	$17,327	$20,097

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2020, 2019 and 2018

(Dollars in Thousands)

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
Balance - December 31, 2017	10,091,822	$102	$(1)	$10,808	$45,457	$(908)	$611	$56,069

Net Income					20,139		138	20,277
Cumulative Translation Adjustment						(42)	(6)	(48)
Dividends Declared					(9,486)		(491)	(9,977)

Balance - December 31, 2018	10,091,822	$102	$(1)	$10,808	$56, 110	$(950)	$252	$66,321
Net Income					17,286		139	17,425
Cumulative Translation Adjustment						41	5	46
Shares Reissued From Treasury Pursuant To Restricted Stock Unit Awards	2,500			217				217
Dividends Declared					(46,231)		(202)	(46,433)

Balance - December 31, 2019	10,094,322	$102	$(1)	$11,025	$27,165	$(909)	$194	$37,576
Net Income					19,910		57	19,967
Cumulative Translation Adjustment						131	9	140

Dividends Declared					(11,306)			(11,306)

Balance - December 31, 2020	10,094,322	$102	$(1)	$11,025	$35,769	$(778)	$260	$46,377

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

(Dollars in Thousands)

	2020	2019	2018

Cash Flows from Operating Activities:
Net Income	$19,967	$17,425	$20,277
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Non-Cash Compensation Expense	1,453	2,472	118
Depreciation and Amortization	870	719	543
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	(299)	748	57
Deferred Taxes	(212)	(236)	366
Provision for Inventory Reserves	45	(15)	(105)
Changes in Assets and Liabilities:
Accounts Receivable	(2,683)	(1,282)	(979)
Inventories	(440)	(3,025)	61
Right-Of-Use Assets	278	(761)	-
Other Assets	(176)	(383)	1,804
Accounts Payable	79	(401)	205
Accrued Compensation	804	(693)	468
Accrued Commissions and Sales Incentives	(110)	190	(11)
Lease Liabilities	(287)	777	-
Other Liabilities	21	506	(1,746)
Net Cash Provided by Operating Activities	19,310	16,041	21,058

Cash Flows from Investing Activities:
Purchase of Investments	-	(55,938)	(35,099)
Net Proceeds from Sale of Investments	-	70,882	20,155
Capital Expenditures	(564)	(1,225)	(1,924)

Net Cash (Used In) Provided by Investing Activities	(564)	13,719	(16,868)

Cash Flows from Financing Activities:
Dividends Paid	(11,306)	(46,028)	(9,775)

Net Cash Used In Financing Activities	(11,306)	(46,028)	(9,775)

Net Increase (Decrease) in Cash and Cash Equivalents	7,440	(16,268)	(5,585)

Translation effect on cash	95	(26)	39
Cash and Cash Equivalents - Beginning of Year	16,098	32,392	37,938

Cash and Cash Equivalents - End of Year	$23,633	$16,098	$32,392

Supplemental Disclosure of Cash Flow Information
Cash paid for Income Taxes	$6,436	$5,431	$7,310

Cash paid for Interest	$112	$-	$-

Declared Dividend	$2,826	$2,826	$2,422

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND CONSOLIDATION

Description of Business

The accompanying Consolidated Financial Statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). The Company’s audited Consolidated Financial Statements for the years ended December 31, 2020, 2019 and 2018 have been prepared in accordance with accounting standards set by the Financial Accounting Standards Board (FASB), and with the instructions of Form 10-K and Article 5 of Regulation S-X. All material inter-company accounts and transactions have been eliminated in consolidation.

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

The Company manufactures flexible metal hose at its facilities in Exton, Pennsylvania and Houston, Texas, in the U.S., and in Banbury, Oxfordshire in the UK, and sells its products through distributors, wholesalers and to OEMs throughout North America, and in certain European markets.

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

Revenue Recognition

With regard to revenue recognition, the Company applies the requirements of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The standard requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services.

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

Regarding disaggregated revenue disclosures, as previously noted, the Company’s business is controlled as a single operating segment that consists of the manufacture and sale of flexible metal hose. Most of the Company’s transactions are very similar in nature, contract, terms, timing, and transfer of control of goods. As indicated within Note 2, Significant Accounting Policies, in these Consolidated Financial Statements, under the caption “Significant Concentration”, the majority of the Company’s sales were geographically contained within North America, with the remainder scattered internationally. All performance assessments and resource allocations are generally based upon the review of the results of the Company as a whole.

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

The reserve for credit losses, which include future credits, discounts, and doubtful accounts, was $1,124,000 and $1,433,000 as of December 31, 2020 and 2019, respectively.

Investments

The Company invests excess funds in liquid interest earning instruments including U.S. Treasury bills and bank time deposits, with maturities typically of one year or less. These investments are stated at fair value, which approximates amortized cost, and are classified as available-for-sale in accordance with ASC 320, Investments – Debt and Equity Securities. The Company did not have any investments as of December 31, 2020 or 2019.

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

Goodwill

In accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 350, Intangibles – Goodwill and Other (ASU 2017-04), using the simplified method as adopted, the Company performed an annual impairment test as of December 31, 2020. This analysis did not indicate any impairment of goodwill.

However, the duration and severity of the COVID-19 pandemic could result in future goodwill impairment charges. While we have concluded that a triggering event did not occur during 2020, a prolonged pandemic could impact the Company’s results of operations in a manner significant enough to trigger an impairment test.

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

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of December 31, 2020, each of the Company’s leases are classified as operating leases.

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

Advertising Expense

Advertising costs are charged to operations as incurred and are included in selling expenses in the accompanying consolidated statement of operations. Such charges aggregated $691,000, $1,056,000 and $1,037,000 for the years ended December 31, 2020, 2019, and 2018, respectively.

Research and Development Expense

Research and development expenses are charged to operations as incurred. Such charges totaled $831,000, $1,191,000 and $1,531,000 for the years ended December 31, 2020, 2019 and 2018, respectively and are included in engineering expense in the accompanying consolidated statements of operations.

Shipping Costs

Shipping costs are included in selling expense on the consolidated statements of operations. The expense relating to shipping was $2,801,000, $2,862,000 and $2,973,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

Earnings per Common Share

Basic earnings per share have been computed using the weighted-average number of common shares outstanding. For the periods presented, there are no dilutive securities. Consequently, basic and dilutive earnings per share are the same.

Currency Translation

Assets and liabilities denominated in foreign currencies, most of which relate to the Company’s U.K. subsidiary whose functional currency is the British Pound, are translated into U.S. dollars at exchange rates prevailing on the balance sheet dates. The statements of income are translated into U.S. dollars at average exchange rates for the period. Adjustments resulting from the translation of financial statements are excluded from the determination of income and are accumulated in a separate component of shareholders’ equity. Exchange gains and losses resulting from foreign currency transactions are included in the statements of income (other expense) in the period in which they occur.

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

The Company reflected the effects of the Tax Cuts and Jobs Act (the “Act”) in its financial statements. This included the change in the U.S. corporate tax rate from 35% to 21% and a provision related to previously deferred taxes on earnings of the Company’s foreign subsidiary. The Company’s tax provision also reflects other changes as a result of the Act, including the impact of the Global Intangible Low Taxed Income (“GILTI”) provisions, and changes affecting the deductibility of certain executive compensation.

Other Comprehensive Income

For the years ended December 31, 2020, 2019 and 2018, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentrations

One customer represented 13% to 14% of sales during each of the fiscal years in the period from 2018 to 2020, and that same customer accounted for approximately 18% to 24% of the Accounts Receivable balance over the last two years. No other customer represented more that 10% of Accounts Receivable or Sales. Geographically, North America accounted for approximately 90% of the Company’s sales during the last three years. The remaining portion of sales for each respective year was scattered among other countries, with the U.K. being the Company’s most dominant market outside North America.

Subsequent Events

The Company evaluates all events or transactions through the date of the related filing that may have a material impact on its Consolidated Financial Statements. Refer to Note 13.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU applies to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the ASU do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The impact of the adoption of ASU 2020-04 did not have a material impact on the Company’s Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance removes certain exceptions for recognizing deferred taxes for equity method investments, performing intraperiod allocation, and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group, among others. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of adopting this new guidance on its Consolidated Financial Statements and does not expect the impact to be significant.

3. INVENTORIES

Inventories, net of reserves of $407,000 and $355,000, respectively, were as follows at December 31:

	2020	2019
	(in thousands)

Finished Goods	$5,068	$5,409
Raw Materials	6,442	5,669

Total Inventories - Net	$11,510	$11,078

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2020	2019	Depreciation and Amortization Est. Useful Lives
	(in thousands)

Land	$1,205	$1,205
Buildings	6,630	6,630	39 Years
Leasehold Improvements	413	409	3-10 Years (Lesser of Life or Lease)
Equipment	13,655	13,064	3-10 Years
	21,903	21,308
Accumulated Depreciation	(13,304)	(12,399)
Property and Equipment - Net	$8,599	$8,909

The above amounts include capital related items of $234,000 and $199,000 as of December 31, 2020 and 2019, respectively, which had not yet been placed in service by the Company, and therefore no depreciation was recorded in the related periods for those assets. Depreciation and amortization expense was approximately $870,000, $719,000 and $543,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

5. LINE OF CREDIT AND OTHER BORROWINGS

On December 1, 2017, the Company agreed to a new Amended and Restated Revolving Line of Credit Note (the “Line”) and Third Amendment to the Loan Agreement with Santander Bank, N.A. (the “Bank”). The Company established a line of credit facility in the maximum amount of $15,000,000, maturing on December 1, 2022, with funds available for working capital purposes and other cash needs. The loan is unsecured. The loan agreement provides for the payment of any borrowings under the agreement at an interest rate range of either LIBOR plus 0.75% to plus 1.75% (for borrowings with a fixed term of 30, 60, or 90 days), or, Prime Rate up to Prime Rate plus 0.50% (for borrowings with no fixed term other than the December 1, 2022 maturity date), depending upon the Company’s then existing financial ratios. Currently, the Company’s ratio would allow for the most favorable rate under the agreement’s range, which would be a rate of 0.89%. The Company is also required to pay on a quarterly basis an unused facility fee of 10 basis points of the average unused balance of the note. The Company may terminate the line at any time during the five-year term, as long as there are no amounts outstanding.

During the quarter ended June 30, 2020, in an effort to ensure liquidity and secure all available resources during the COVID-19 pandemic, the Company borrowed the full amount of its capacity on the line of $15,000,000 at the prime rate of 3.25%. The Company repaid this amount in full prior to the end of such quarter, and as of December 31, 2020, had no borrowings on its line of credit. As of December 31, 2019, the Company had no outstanding borrowings on its line of credit.

The Company was in compliance with all debt covenants as of December 31, 2020 and 2019.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the U.S.. On April 7, 2020, the Company received a loan from the U.S. Small Business Administration (“SBA”) to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP” and “PPP Loan”) created as part of the recently enacted CARES Act administered by the SBA. In connection with the PPP Loan, the Company entered into a promissory note filed as Exhibit 10.2 attached to Form 10-Q for the quarter ended March 31, 2020. Pursuant to the terms of the PPP Loan, the Company received total proceeds of $2,453,000 from the Bank at an interest rate of just below 1% per annum. After the issuance of the PPP Loan, the U.S. Treasury Department issued new guidance on the PPP program, and advised that publicly traded companies that had access to other sources of financing may not be appropriate candidates for the PPP Loans, and provided a grace period until May 7, 2020 for such companies to repay the previously issued PPP Loans. Accordingly, in light of this guidance, the Company repaid the PPP Loan by May 7, 2020.

Lastly, as stated above, borrowings under our line of credit facility bear interest at variable rates based on LIBOR. Currently, the Federal Reserve Bank is considering options and transitioning away from LIBOR, and as such, has formed the Alternative Rates Committee (ARRC). The ARRC selected the Secured Overnight Financing Rate (SOFR) as an appropriate replacement. SOFR is based on transactions in the overnight repurchase markets, which reflects a transaction-based rate on a large number of transactions, better reflecting current financing costs. Discussions are ongoing with the Bank with regards to transitioning the rate for the Line from LIBOR to another appropriate rate such as SOFR.

6. SHAREHOLDERS’ EQUITY

As of December 31, 2020 and December 31, 2019, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share. For both periods, the total number of outstanding shares was 10,094,322, shares held in Treasury was 59,311, and total shares issued was 10,153,633.

During 2020 and 2019, upon approval of the Board of Directors (the “Board”) the Company has declared and paid regular quarterly dividends, as well as special dividends, as set forth in the following table:

Dividend Declared			Dividend Paid
Date		Price Per Share	Date		Amount
December 11, 2020		$0.28	January 5, 2021	*	$2,826,000
September 23, 2020		$0.28	October 13, 2020	*	$2,827,000
June 24, 2020		$0.28	July 13, 2020	*	$2,826,000
March 31, 2020		$0.28	April 17, 2020	*	$2,827,000
December 16, 2019	(S)	$3.50	December 30, 2019	*	$35,330,000
December 14, 2019		$0.28	January 3, 2020	*	$2,826,000
September 6, 2019		$0.28	October 2, 2019	*	$2,827,000
June 13, 2019		$0.28	July 2, 2019	*	$2,827,000
April 9, 2019		$0.24	April 29, 2019	**	$2,422,000
December 13, 2018		$0.24	January 3, 2019	**	$2,422,000

(*)	The number of shares outstanding on the dividend payment date was 10,094,322.
(**)	The number of shares outstanding on the dividend payment date was 10,091,822.
(S)	indicates special dividend

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

7. INCOME TAXES

Income tax expense consisted of the following:

	December 31,
	2020	2019	2018
	(in thousands)

Federal Income Tax:
Current	$5,617	$4,310	$4,618
Deferred	(175)	(216)	306

State Income Tax:
Current	923	748	885
Deferred	(30)	(36)	50

Foreign Income Tax:
Current	266	607	575
Deferred	(7)	16	17
Income Tax Expense	$6,594	$5,429	$6,451

Pre-tax income included foreign income of $1,341,000, $3,330,000 and $3,123,000 in 2020, 2019 and 2018, respectively.

Total income tax expense differed from statutory income tax expense, computed by applying the U.S. federal income tax rate of 21% to earnings before income tax, as follows:

	December 31,
	2020	2019	2018
	(in thousands)

Computed Statutory Income Tax Expense	$5,566	$4,770	$5,584
State Income Tax, Net of Federal Tax Benefit	759	598	760
Foreign Tax Rate Differential	(27)	(67)	(63)
Executive Compensation Limitation	503	340	440
Foreign Derived Intangible Income Deduction	(75)	(76)	(100)
Research Credit	(62)	(141)	(143)

Other - Net	(70)	5	(27)
Income Tax Expense	$6,594	$5,429	$6,451

A deferred income tax (expense) benefit results from temporary timing differences in the recognition of income and expense for income tax and financial reporting purposes. The components of and changes in the net deferred tax assets (liabilities) which give rise to this deferred income tax (expense) benefit for the years ended December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019
	(in thousands)
Deferred Tax Assets:
Compensation Assets	$124	$118
Inventory Valuation	242	238
Accounts Receivable Valuation	266	265
Deferred Litigation Costs	12	12
Foreign Net Operating Losses	70	70
Valuation Allowance for Loss Carryover	(70)	(70)
Other	220	82
Compensation Liabilities	909	877
Total Deferred Assets	$1,773	$1,592

Deferred Tax Liabilities:
Prepaid Expenses	(481)	(476)
Depreciation and Amortization	(1,408)	(1,443)
Total Deferred Liabilities	$(1,889)	$(1,919)

Total Deferred Tax Liability	$(116)	$(327)

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

The Company is currently subject to audit by the Internal Revenue Service for the calendar years ended 2017 through 2019. The Company and its Subsidiaries’ state income tax returns are subject to audit for the calendar years ended 2016 through 2019.

As of December 31, 2020, the Company had no liability for unrecognized tax benefits related to various federal and state income tax matters.

8. LEASES

In the U.S., the Company owns its two main operating facilities located in Exton, Pennsylvania. In addition to the owned facilities, the Company also has operations in other locations that are leased, as well as other leased assets. In conjunction with the new guidance for leases, as defined by the FASB with ASU 2016-02, Leases (Topic 842), the Company has described the existing leases, which are all classified as operating leases, pursuant to the below.

In the U.S., the Company leases a facility in Houston, Texas, which currently provides manufacturing, stocking and sales operations, with the lease term running through October 2024. Additionally, the Company leases its corporate office space in Middletown, Connecticut, with the lease term expiring in June 2022.

In the U.K., the Company leases a facility in Banbury, England, which serves manufacturing, warehousing, and other operational functions. The lease in Banbury was effective April 1, 2006 and has a 15-year term ending in March 2021, and currently being negotiated for renewal.

In addition to property rentals, the Company also has lease agreements in place for various fleet vehicles and equipment with various lease terms.

In the December 31, 2020 consolidated balance sheet, the Company has recorded right-of-use assets of $493,000, and a lease liability of $499,000, of which $247,000 is reported as a current liability. The respective weighted average remaining lease term and discount rate are approximately 2.41 years and 2.81%.

Rent expense for operating leases was approximately $301,000, $298,000 and $377,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

Future minimum lease payments, inclusive of interest, under non-cancelable leases as of December 31, 2020 is as follows:

Year Ending December 31,	Operating Leases
(in thousands)

2021	$247
2022	146
2023	63
2024	41
2025	2
Thereafter	—
Total Minimum Lease Payments	$499

9. EMPLOYEE BENEFIT PLANS

Defined Contribution and 401(K) Plans

The Company maintains a qualified non-contributory profit-sharing plan (the “Plan”) covering all eligible employees. There were $430,000, $380,000 and $361,000 of contributions accrued for the Plan in 2020, 2019 and 2018 respectively, which were charged to expense in those respective years.

Contributions to the Plan are defined as three percent (3%) of gross wages up to the current Old Age, Survivors, and Disability (OASDI) limit and six percent (6%) of the excess over the OASDI limit, subject to the maximum allowed under the Employee Retirement Income Security Act (ERISA). Participants vest over six years.

The Company also maintains a savings and retirement plan qualified under Internal Revenue Code Section 401(k) for all employees. Employees are eligible to participate in the Plan the first day of the month following date of hire. Participants may elect to have up to fifty percent (50%) of their compensation withheld, up to the maximum allowed by the Internal Revenue Code. After completing one year of service, the Company contributed an additional amount equal to 50% of all employee contributions, up to a maximum of 6% of an employee’s gross wages. Contributions are funded on a current basis. Contributions to the Plan charged to expense for the years ended December 31, 2020, 2019 and 2018 were $295,000, $276,000 and $256,000, respectively. The participant’s Company contribution vests ratably over six years.

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

The Company has salary continuation agreements with current and/or past employees. These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement. The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments associated with these agreements is $499,000 at December 31, 2020, of which $436,000 is included in Other Long Term Liabilities, and the remaining current portion of $63,000 is included in Other Liabilities, associated with the applicable retirement benefit payments over the next twelve months. The December 31, 2019 liability of $492,000 had $480,000 reported in Other Long Term Liabilities, and a current portion of $12,000 in Other Liabilities.

The Company has obtained and is the beneficiary of life insurance policies with respect to current and/or past employees. The cash surrender value of such policies (included in Other Long Term Assets) amounts to $1,556,000 at December 31, 2020 and $1,417,000 at December 31, 2019.

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

Lastly, as provided earlier in Item 7 under the “Tabular Disclosure of Contractual Obligations and Off-Balance Sheet Arrangements”, the Company has numerous purchase obligations in place for the forthcoming year, largely related to the Company’s core material inventory components, totaling $25,539,000.

Contingencies:

In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”). The Claims relate to potential lightning damage to our flexible gas piping products, which impact legal and product liability related expenses. The Company does not believe the Claims have legal merit, and therefore has commenced a vigorous defense in response to the Claims. It is possible that the Company may incur increased litigation costs in the future due to a variety of factors, including a higher number of Claims, higher legal costs, and higher insurance deductibles or retentions.

In September 2017, a putative class action case was filed against the Company and other parties in Missouri state court. The Company successfully removed the case to federal court, and in August 2020, the court granted the defendants’ joint summary judgement motion, and dismissed the case. The parties have fully resolved the plaintiffs appeal of that decision, and the case has been dismissed by the plaintiffs, thus concluding the matter.

The Company was made aware of a potential legal liability regarding a legal dispute in the U.K., in which the Company’s subsidiary, Omega Flex Limited (“OFL”), was the claimant. After withdrawing the claim, the court determined that OFL was responsible for the defendant’s costs (including a portion of its attorneys’ fees). The Company reached an initial agreement during the fourth quarter and made a payment of £320,000 accordingly. A nominal liability remains at December 31, 2020 approximating any outstanding amounts that may potentially be due as part of the final arrangement.

The Company has in place commercial general liability insurance policies that cover most Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $2,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $2,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims as of December 31, 2020 is estimated to not exceed approximately $6,200,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the Consolidated Financial Statements primarily represents an accrual for legal costs for services previously rendered, and outstanding or anticipated settlements for Claims. The liabilities recorded on the Company’s books at December 31, 2020 and December 31, 2019 were $642,000 and $215,000, respectively, and are included in Other Liabilities.

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

Grants of Phantom Stock Units. As of December 31, 2019, the Company had 15,493 unvested units outstanding, all of which were granted at Full Value. On February 28, 2020, the Company granted an additional 4,875 Full Value Units with a fair value of $74.52 per unit on grant date, using historical volatility. In February 2020, the Company paid $968,000 for the 10,460 fully vested and matured units that were granted during February 2016, including their respective earned dividend values. In August 2020, the Company paid $356,000 for the 2,750 fully vested and matured units that were granted during August 2016, including their respective earned dividend values. On August 24, 2020, the Company granted an additional 870 Full Value Units with a fair value of $134.19 per unit on grant date, using historical volatility. As of December 31, 2020, the Company had 13,252 unvested units outstanding.

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

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense as of December 31, 2020.

The total Phantom Stock related liability as of December 31, 2020 was $3,331,000 of which $1,378,000 is included in Other Liabilities, as it is expected to be paid in February and August 2021, and the balance of $1,953,000 is included in Other Long Term Liabilities. The total Phantom Stock related liability as of December 31, 2019 was $3,201,000 of which $1,508,000 is included in Other Liabilities, and the balance of $1,693,000 is included in Other Long Term Liabilities.

In accordance with FASB ASC Topic 718, Stock Compensation, the Company recorded compensation expense of approximately $1,453,000, $2,255,000, and $118,000 related to the Phantom Stock Plan for the years ended December 31, 2020, 2019 and 2018, respectively.

The following table summarizes information about the Company’s nonvested phantom stock Units at December 31, 2020:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2019	15,493	$59.65
Granted	5,745	$83.56
Vested	(7,986)	$55.35
Nonvested at December 31, 2020	13,252	$72.61
Phantom Stock Unit Awards Expected to Vest	13,252	$72.61

The total unrecognized compensation costs calculated at December 31, 2020 are $1,124,000 which will be recognized through August 2023. The Company will recognize the related expense over the weighted average period of 1.1 years.

12. RELATED PARTY TRANSACTIONS

From time to time the Company may have related party transactions (“RPTs”). In short, RPTs represent any transaction between the Company and any Company employee, director or officer, or any related entity, or relative, etc. The Company performs a review of transactions each year to determine if any RPTs exist, and if so, determines if the related parties act independently of each other in a fair transaction. Through this investigation the Company noted a limited number of RPTs which are disclosed hereto. Legal services were performed by a firm which formerly employed one member of the board. On occasion the Company shares a small amount of services with its former parent Mestek, Inc., mostly related to board meeting expenses. The Company is aware of transactions between a few service providers which employ individuals with associations to Omega Flex employees. In all cases, these transactions have been determined to be independent transactions with no indication that they are influenced by the related relationships. Other than as disclosed above, the Company is currently not aware of any RPTs between the Company and any of its current directors or officers outside the scope of their normal business functions or expected contractual duties.

13. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred through the date of this filing. During this period, no events came to the Company’s attention that would impact the Consolidated Financial Statements for 2020.

14. QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below sets forth selected quarterly information for each quarter of 2020 and 2019.

	For the Year-Ended December 31, 2020
	First	Second	Third	Fourth	Year
	(dollars in thousands except per share data)

Net Sales	$25,266	$21,818	$27,087	$31,625	$105,796
Gross Profit	$15,769	$13,262	$17,266	$20,253	$66,550
Net Income attributable to Omega Flex, Inc.	$4,344	$3,571	$4,817	$7,178	$19,910
Basic and Diluted Earnings per common share	$0.43	$0.35	$0.48	$0.71	$1.97

	For the Year-Ended December 31, 2019
	First	Second	Third	Fourth	Year
	(dollars in thousands except per share data)

Net Sales	$26,788	$26,809	$28,030	$29,733	$111,360
Gross Profit	$16,946	$16,736	$17,704	$19,101	$70,487
Net Income attributable to Omega Flex, Inc.	$4,382	$3,983	$3,368	$5,553	$17,286
Basic and Diluted Earnings per common share	$0.43	$0.39	$0.33	$0.55	$1.71

Item 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

Item 9A – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as amended, as of December 31, 2020, the end of the period covered by this report on Form 10-K. Based on this evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective as of December 31, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) in Internal Control-Integrated Framework (2013).

Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020 based on criteria in the Internal Control-Integrated Framework (2013) issued by COSO.

The Company’s independent registered public accounting firm, RSM US LLP, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. RSM US LLP’s report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 is included herein on page 37.

(d) Changes in Internal Control over Financial Reporting.

There were no changes on our internal control over financial reporting during the most recent quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B – OTHER INFORMATION

None.

PART III

With respect to items 10 through 14, the Company will file with the Securities and Exchange Commission, within 120 days after December 31, 2020, a definitive proxy statement relating to the Company’s annual meeting of shareholders (the “2021 Proxy Statement”).

Item 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors of the Company will be set forth in the 2021 Proxy Statement, under the caption “Current Directors and Nominees for Election – Background Information”, and to the extent required and except as set forth therein, is incorporated herein by reference.

Information regarding executive officers of the Company will be set forth under the caption “Executive Officers” in the 2021 Proxy Statement, and to the extent required and except as set forth therein, incorporated herein by reference.

Information regarding the Company’s Audit Committee and its “Audit Committee Financial Expert” will be set forth in the 2021 Proxy Statement, under the caption “Board Committees”, and incorporated herein by reference. Information concerning any delinquent filings under Section 16(a) of the Securities Exchange Act of 1934 will be set forth in the Company’s proxy statement also, under the Caption “Delinquent Section 16(a) Reports” incorporated herein by reference.

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

Item 11 - EXECUTIVE COMPENSATION

Information required by Item 11 will be set forth in the 2021 Proxy Statement, under the caption “Executive Compensation” and to the extent required and except as set forth therein, is incorporated herein by reference.

The report of the Compensation Committee of the Board of Directors of the Company shall not be deemed incorporated by reference by any general statement incorporating by reference the proxy statement into any filing under the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under such Act.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Item 12 will be set forth in the 2021 Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners and Management”, and to the extent required and except as set forth therein, is incorporated herein by reference.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 will be set forth in the 2021 Proxy Statement, under the caption “Certain Relationships and Related Party Transactions” and to the extent required and except as set forth therein, is incorporated herein by reference.

Item 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 will be set forth in the 2021 Proxy Statement, under the caption “Principal Accounting Fees and Services”, and to the extent required, and except as set forth therein, is incorporated herein by reference.

PART IV

Item 15 – EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

1.	Exhibits. See Index to Exhibits on pages 62 through 64.

2.	Consolidated Financial Statements. See Index to Consolidated Financial Statements on page 34.

EXHIBIT INDEX

Those documents followed by a parenthetical notation are incorporated herein by reference to previous filings with the Securities and Exchange Commission, under Commission File No. 000-51372, as set forth below.

Exhibit No.		Description	Reference Key
3.1		Articles of Incorporation of Omega Flex, Inc., as amended	(A)

3.2		Amended and Restated By-laws of Omega Flex, Inc.	(A)

4.1		Description of Common Stock	(B)

10.1		Indemnity and Insurance Matters Agreement dated July 29, 2005 between Omega Flex, Inc. and Mestek, Inc.	(A)

10.2	*	Form of Indemnification Agreements entered into between Omega Flex, Inc. and its Directors and Officers and the Directors of its wholly-owned subsidiaries.	(C)

10.3	*	Schedule of Directors/Officers with Indemnification Agreement	**

10.4	*	Employment Agreement dated December 15, 2008 between Omega Flex, Inc. and Kevin R. Hoben	(D)

10.5	*	Amendment No. 1 to the Employment Agreement dated January 1, 2014 between Omega Flex, Inc. and Kevin R. Hoben	(E)

10.6	*	Employment Agreement dated December 15, 2008 between Omega Flex, Inc. and Mark F. Albino	(D)

10.7	*	Amendment No. 1 to the Employment Agreement dated January 1, 2014 between Omega Flex, Inc. and Mark F. Albino	(E)

10.8		Amended and Restated Committed Revolving Line of Credit Note dated December 1, 2017 by Omega Flex, Inc. to Santander Bank, N.A. in the principal amount of $15,000,000.	(F)

10.9		Loan and Security Agreement dated December 17, 2009 between Omega Flex, Inc. and Sovereign Bank, N.A.	(G)

10.10		First Amendment dated December 30, 2010 to the Loan and Security Agreement between Omega Flex, Inc. and Sovereign Bank, N.A.	(H)

10.11		Second Amendment dated December 29, 2014 to the Loan and Security Agreement between Omega Flex, Inc. and Santander Bank, N.A., (as successor in interest to Sovereign Bank, N.A.)	(I)

10.12		Third Amendment dated December 1, 2017 to the Loan and Security Agreement between Omega Flex, Inc. and Santander Bank, N.A., (as successor in interest to Sovereign Bank, N.A.)	(F)

10.13	*	Executive Salary Continuation Agreement	(J)

10.14	*	Phantom Stock Plan dated December 11, 2006.	(K)

10.15	*	First Amendment to the Omega Flex, Inc. 2006 Phantom Stock Plan	(G)

10.16	*	Form of Phantom Stock Agreement entered into between Omega Flex, Inc. and its directors, officers and employees.	(K)

10.17	*	Schedule of Phantom Stock Agreements between Omega Flex, Inc. and its directors and executive officers as of December 31, 2020.	**

10.18	*	Form of Non-Employee Director Restricted Stock Unit Award Agreement entered into between Omega Flex, Inc. and certain non-employee directors.	(L)

10.19	*	Form of Change of Control Agreement entered into between Omega Flex, Inc. and certain executive officers.	(B)

10.20	*	Schedule of Change of Control Agreements between Omega Flex, Inc. and certain executive officers as of December 31, 2020.	**

21.1		List of Subsidiaries	**

23.1		Consent of RSM US LLP	**

31.1		Certification of Chief Executive Officer of Omega Flex, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended	**

31.2		Certification of Chief Financial Officer of Omega Flex, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended	**

32.1		Certification of Chief Executive Officer and Chief Financial Officer of Omega Flex, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	***

101.1NS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	**
101.SCH	XBRL Taxonomy Extension Schema Document	**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

Reference Key

(A)	Filed as an Exhibit to the Registration Statement on Form 10-12G filed on June 22, 2005.

(B)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 9, 2020.

(C)	Filed as an Exhibit to the Quarterly Report on Form 10-Q filed May 4, 2020.

(D)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 18, 2009.

(E)	Filed as an Exhibit to the Current Report on Form 8-K/A filed July 24, 2014.

(F)	Filed as an Exhibit to the Current Report on Form 8-K filed December 5, 2017.

(G)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 17, 2010.

(H)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 10, 2011.

(I)	Filed as an Exhibit to the Current Report on Form 8-K filed December 29, 2014.

(J)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 31, 2006.

(K)	Filed as an Exhibit to the Annual Report on Form 10-K filed April 2, 2007.

(L)	Filed as an Exhibit to the Registration Statement on Form S-8 filed December 13, 2018.

*	Management contract, compensatory plan or arrangement
**	Filed herewith
***	Furnished herewith

Item 16 – Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA FLEX, INC.

Date: March 8, 2021	By:	/S/ Kevin R. Hoben
Kevin R. Hoben, Chairman and
Chief Executive Officer (Principal Executive Officer)

Date: March 8, 2021	By:	/S/ Paul J. Kane
Paul J. Kane, Vice President Finance,
Chief Financial Officer (Principal Financial Officer)

Date: March 8, 2021	By:	/S/ Matthew F. Unger
Matthew F. Unger
Financial Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 8, 2021	By:	/S/ Mark F. Albino
Mark F. Albino, Director

Date: March 8, 2021	By:	/S/ James M. Dubin
James M. Dubin, Director

Date: March 8, 2021	By:	/S/ David K. Evans
David K. Evans, Director

Date: March 8, 2021	By:	/S/ J. Nicholas Filler
J. Nicholas Filler, Director

Date: March 8, 2021	By:	/S/ Derek W. Glanvill
Derek W. Glanvill, Director

Date: March 8, 2021	By:	/S/ Kevin R. Hoben
Kevin R. Hoben, Director

Date: March 8, 2021	By:	/S/ Bruce C. Klink
Bruce C. Klink, Director

Date: March 8, 2021	By:	/S/ Stewart B. Reed
Stewart B. Reed, Director

-65-