Form 10-Q
period 2021-03-31
Omega Flex, Inc.
filed 2021-05-07
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of the registrant’s common stock outstanding as of March 31, 2021 was 10,094,322.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Share Amounts)

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$22,674	$23,633
Accounts Receivable - less allowances of $1,147 and $1,124, respectively	19,718	20,077
Inventories - Net	11,949	11,510
Other Current Assets	1,589	2,137

Total Current Assets	55,930	57,357

Right-Of-Use Assets - Operating	395	493
Property and Equipment - Net	8,736	8,599
Goodwill - Net	3,526	3,526
Deferred Taxes	5	5
Other Long Term Assets	1,585	1,591

Total Assets	$70,177	$71,571

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,888	$2,471
Accrued Compensation	2,007	5,429
Accrued Commissions and Sales Incentives	3,405	4,348
Dividends Payable	2,827	2,826
Taxes Payable	2,726	979
Lease Liability - Operating	193	247
Other Liabilities	4,593	5,571

Total Current Liabilities	17,639	21,871

Lease Liability – Operating, net of current portion	206	252
Deferred Taxes	168	121
Long Term Taxes Payable	559	559
Other Long Term Liabilities	1,719	2,391

Total Liabilities	20,291	25,194

Commitments and Contingencies (Note 5)

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 share: authorized 20,000,000 shares: 10,153,633 shares issued and 10,094,322 outstanding at both March 31, 2021 and December 31, 2020	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	11,025	11,025
Retained Earnings	39,209	35,769
Accumulated Other Comprehensive Loss	(742)	(778)
Total Omega Flex, Inc. Shareholders’ Equity	49,593	46,117
Noncontrolling Interest	293	260

Total Shareholders’ Equity	49,886	46,377

Total Liabilities and Shareholders’ Equity	$70,177	$71,571

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands except Earnings per Common Share)

	For the three-months ended
	March 31,
	2021	2020
	(unaudited)

Net Sales	$30,863	$25,266

Cost of Goods Sold	11,304	9,497

Gross Profit	19,559	15,769

Selling Expense	4,821	4,551
General and Administrative Expense	5,418	4,253
Engineering Expense	1,001	1,120

Operating Profit	8,319	5,845

Interest Income	9	45
Other Income (Loss)	18	(108)

Income Before Income Taxes	8,346	5,782

Income Tax Expense	2,049	1,416

Net Income	6,297	4,366
Less: Net Income attributable to the Noncontrolling Interest, Net of Tax	(30)	(22)

Net Income attributable to Omega Flex, Inc.	$6,267	$4,344

Basic and Diluted Earnings per Common Share	$0.62	$0.43

Cash Dividends Declared per Common Share	$0.28	$0.28

Basic and Diluted Weighted-Average Shares Outstanding	10,094	10,094

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

	2021	2020
	For the three-months ended
	March 31,
	2021	2020
	(unaudited)

Net Income	$6,297	$4,366

Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	39	(176)
Other Comprehensive Income (Loss)	39	(176)

Comprehensive Income	6,336	4,190

Less: Comprehensive Income Attributable to the Noncontrolling Interest	(33)	(10)

Total Other Comprehensive Income	$6,303	$4,180

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in Thousands)

(unaudited)

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest		Shareholders’ Equity
January 1, 2021	10,094,322	$102	$(1)	$11,025		$35,769	$(778)	$260		$46,377

Net Income					6,267		30		6,297
Cumulative Translation Adjustment							36	3		39

Dividends Declared						(2,827)				(2,827)

March 31, 2021	10,094,322	$102	$(1)	$11,025		$39,209	$(742)	$293		$49,886

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
January 1, 2020	10,094,322	$102	$(1)	$11,025	$27,165	$(909)	$194	$37,576

Net Income				4,344		22	4,366
Cumulative Translation Adjustment						(164)	(12)	(176)

Dividends Declared					(2,826)			(2,826)

March 31, 2020	10,094,322	$102	$(1)	$11,025	$28,683	$(1,073)	$204	$38,940

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	For the three-months ended
	March 31,
	2021	2020
	(unaudited)
Cash Flows from Operating Activities:
Net Income	$6,297	$4,366
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Non-Cash Compensation	441	(467)
Depreciation and Amortization	226	211
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	22	(320)
Deferred Taxes	47	211
Provision for Inventory Reserves	42	(127)
Changes in Assets and Liabilities:
Accounts Receivable	353	1,733
Inventories	(466)	(112)
Right-Of-Use Assets	100	89
Other Assets	554	634
Accounts Payable	(586)	(206)
Accrued Compensation	(3,425)	(3,177)
Accrued Commissions and Sales Incentives	(944)	(1,444)
Lease Liabilities	(102)	(91)
Other Liabilities	(352)	(549)
Net Cash Provided by Operating Activities	2,207	751

Cash Flows from Investing Activities:
Capital Expenditures	(362)	(145)
Net Cash Used in Investing Activities	(362)	(145)

Cash Flows from Financing Activities:
Dividends Paid	(2,826)	(2,826)
Net Cash Used in Financing Activities	(2,826)	(2,826)

Net Decrease in Cash and Cash Equivalents	(981)	(2,220)
Translation effect on cash	22	(44)
Cash and Cash Equivalents – Beginning of Period	23,633	16,098
Cash and Cash Equivalents – End of Period	$22,674	$13,834

Supplemental Disclosure of Cash Flow Information:

Cash paid for Income Taxes	$256	$207

Declared Dividend	$2,826	$2,826

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). The Company’s condensed consolidated financial statements for the quarter ended March 31, 2021 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K). All material inter-company accounts and transactions have been eliminated in consolidation. It is Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature or a description is provided for any adjustments that are not of a normal recurring nature.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management develops, and changes periodically, these estimates and assumptions based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual amounts could differ significantly from these estimates.

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

Based upon the above, the Company has concluded that transfer of control substantively transfers to the customer upon shipment.

Other considerations of Topic 606 include the following:

●	Contract Costs - costs to obtain a contract (e.g. customer purchase order) include sales commissions. Under Topic 606, these costs may be expensed as incurred for contracts with a duration of one year or less. The majority of the Company’s customer purchase orders are fulfilled (e.g. goods are shipped) within two days of receipt.

●	Warranties - the Company does not offer a warranty as a separate component for customers to purchase. A warranty is generally included with each purchase, providing assurance that the goods comply with agreed-upon specifications, and the cost is therefore accrued accordingly, but contracts do not include any requirement for additional distinct services. Therefore, there is not a separate performance obligation, and there is no impact of warranties under Topic 606 upon the financial reporting of the Company.

●	Returned Goods - from time to time, the Company provides authorization to customers to return goods. If deemed to be material, the Company would record a “right of return” asset for the cost of the returned goods which would reduce cost of sales.

●	Volume Rebates (Promotional Incentives) - volume rebates are variable (dependent upon the volume of goods purchased by our eligible customers) and, under Topic 606, must be estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g. upon shipment of goods). Also under Topic 606, to ensure that revenue recognized would not be probable of a significant reversal, the four following factors are considered:

■	The amount of consideration is highly susceptible to factors outside the Company’s influence.
■	The uncertainty about the amount of consideration is not expected to be resolved for a long period of time.
■	The Company’s experience with similar types of contracts is limited.
■	The contract has a large number and broad range of possible consideration amounts.

If it was concluded that the above factors were in place for the Company, it would support the probability of a significant reversal of revenue. However, as none of the four factors apply to the Company, promotional incentives are recorded as a reduction of revenue based upon estimates of the eligible products expected to be sold.

Regarding disaggregated revenue disclosures, as previously noted, the Company’s business is controlled as a single operating segment that consists of the manufacture and sale of flexible metal hose. Most of the Company’s transactions are very similar in nature, contract, terms, timing, and transfer of control of goods. As indicated within Note 2, Significant Accounting Policies, in these condensed consolidated financial statements, under the caption “Significant Concentration”, the majority of the Company’s sales were geographically contained within North America, with the remainder scattered internationally. All performance assessments and resource allocations are generally based upon the review of the results of the Company as a whole.

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

The reserve for credit losses, which include future credits, discounts, and doubtful accounts, was $1,147,000 and $1,124,000 as of March 31, 2021 and December 31, 2020, respectively.

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

However, the duration and severity of the COVID-19 pandemic could result in future goodwill impairment charges. While we have concluded that a triggering event did not occur during 2020 or as of March 31, 2021, a prolonged pandemic could impact the Company’s results of operations in a manner significant enough to trigger an impairment test.

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

Leases

Effective January 1, 2019, the Company adopted the requirements of FASB ASU 2016-02, Leases (“Topic 842”) which defines a lease as any contract that conveys the right to use a specific asset for a period of time in exchange for consideration. Leases are classified as a finance lease, formerly called a capital lease, if any of the following criteria are met:

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

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of March 31, 2021 and December 31, 2020, each of the Company’s leases are classified as operating leases.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law making several changes to the Internal Revenue Code. The changes include, but are not limited to: increasing the limitation on the amount of deductible interest expense, allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income. The tax law changes in the CARES Act did not have a material impact on the Company’s income tax provision.

Other Comprehensive Income

For the quarters ended March 31, 2021 and 2020, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentration

The Company has one significant customer which represented more than 10% of the Company’s Accounts Receivable at March 31, 2021 and December 31, 2020. That same customer represented more than 10% of the Company’s total Net Sales for the three months ended March 31, 2021 and 2020. Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are consistent with those discussed in detail in the Company’s December 31, 2020 Form 10-K.

Subsequent Events

The Company evaluates all events or transactions through the date of the related filing that may have a material impact on its condensed consolidated financial statements. Refer to Note 10 of the condensed consolidated financial statements.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU applies to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the ASU do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The impact of the adoption of ASU 2020-04 did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance removes certain exceptions for recognizing deferred taxes for equity method investments, performing intraperiod allocation, and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group, among others. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company adopted this new guidance, and it did not have a material impact on its condensed consolidated financial statements.

3. INVENTORIES

Inventories, net of reserves of $451,000 and $407,000 at March 31, 2021 and December 31, 2020, respectively, consisted of the following:

	March 31,	December 31,
	2021	2020
	(dollars in thousands)

Finished Goods	$5,515	$5,068
Raw Materials	6,434	6,442

Inventories - Net	$11,949	$11,510

4. LINE OF CREDIT AND OTHER BORROWINGS

On December 1, 2017, the Company agreed to a new Amended and Restated Revolving Line of Credit Note (the “Line”) and Third Amendment to the Loan Agreement with Santander Bank, N.A. (the “Bank”). The Company established a line of credit facility in the maximum amount of $15,000,000, maturing on December 1, 2022, with funds available for working capital purposes and other cash needs. The loan is unsecured. The loan agreement provides for the payment of any borrowings under the agreement at an interest rate range of either LIBOR plus 0.75% to plus 1.75% (for borrowings with a fixed term of 30, 60, or 90 days), or, Prime Rate up to Prime Rate plus 0.50% (for borrowings with no fixed term other than the December 1, 2022 maturity date), depending upon the Company’s then existing financial ratios. Currently, the Company’s ratio would allow for the most favorable rate under the agreement’s range, which would be a rate of 0.86%. The Company is also required to pay on a quarterly basis an unused facility fee of 10 basis points of the average unused balance of the note. The Company may terminate the line at any time during the five-year term, as long as there are no amounts outstanding.

During the quarter ended June 30, 2020, in an effort to ensure liquidity and secure all available resources during the COVID-19 pandemic, the Company borrowed the full amount of its capacity on the line of $15,000,000 at the prime rate of 3.25%. The Company repaid this amount in full prior to the end of such quarter, and as of December 31, 2020, had no borrowings on its line of credit. As of March 31, 2021, the Company had no outstanding borrowings on its line of credit.

The Company was in compliance with all debt covenants as of March 31, 2021 and December 31, 2020.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the U.S. On April 7, 2020, the Company received a loan from the U.S. Small Business Administration (“SBA”) to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP” and “PPP Loan”) created as part of the recently enacted CARES Act administered by the SBA. In connection with the PPP Loan, the Company entered into a promissory note filed as Exhibit 10.2 attached to Form 10-Q for the quarter ended March 31, 2020. Pursuant to the terms of the PPP Loan, the Company received total proceeds of $2,453,000 from the Bank at an interest rate of just below 1% per annum. After the issuance of the PPP Loan, the U.S. Treasury Department issued new guidance on the PPP program, and advised that publicly traded companies that had access to other sources of financing may not be appropriate candidates for the PPP Loans, and provided a grace period until May 7, 2020 for such companies to repay the previously issued PPP Loans. Accordingly, in light of this guidance, the Company repaid the PPP Loan by May 7, 2020.

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

The Company has salary continuation agreements with current and/or past employees. These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement. The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments associated with these agreements is $475,000 at March 31, 2021, of which $427,000 is included in Other Long Term Liabilities, and the remaining current portion of $48,000 is included in Other Liabilities, associated with the applicable retirement benefit payments over the next twelve months. The December 31, 2020 liability of $499,000 had $436,000 reported in Other Long Term Liabilities, and a current portion of $63,000 in Other Liabilities.

The Company has obtained and is the beneficiary of life insurance policies with respect to current and/or past employees. The cash surrender value of such policies (included in Other Long Term Assets) amounts to $1,562,000 at March 31, 2021 and $1,556,000 at December 31, 2020.

In addition to the above, the Company has other contractual employment and or change of control agreements in place with key employees, as previously disclosed and noted in the Exhibit Index to the Company’s December 31, 2020 Form 10-K. Obligations related to these arrangements are currently indeterminable due to the variable nature and timing of possible events required to incur such obligations.

As disclosed in detail in Note 7, under the caption “Leases”, the Company has several lease obligations in place that will be paid out over time. Most notably, the Company leases a facility in Banbury, England that serves the manufacturing, warehousing and distribution functions.

Lastly, as provided in Item 7 under the “Tabular Disclosure of Contractual Obligations and Off-Balance Sheet Arrangements”, of the Company’s December 31 2020 Form 10-K, the Company has numerous purchase obligations in place for the forthcoming year, largely related to the Company’s core material inventory components.

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

The Company was made aware of a potential legal liability regarding a legal dispute in the U.K., in which the Company’s subsidiary, Omega Flex Limited (“OFL”), was the claimant. After withdrawing the claim, the court determined that OFL was responsible for the defendant’s costs (including a portion of its attorneys’ fees). The Company reached an initial agreement during the fourth quarter of 2020 and made a payment of £320,000 accordingly. A nominal liability remains at March 31, 2021 and December 31, 2020 approximating any outstanding amounts that may potentially be due as part of the final arrangement.

The Company has in place commercial general liability insurance policies that cover most Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $2,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $2,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims as of March 31, 2021 is estimated to not exceed approximately $4,300,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the condensed consolidated financial statements primarily represents an accrual for legal costs for services previously rendered, and outstanding or anticipated settlements for Claims. The liabilities recorded on the Company’s books at March 31, 2021 and December 31, 2020 were $340,000 and $642,000, respectively, and are included in Other Liabilities.

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

Grants of Phantom Stock Units. As of December 31, 2020, the Company had 13,252 unvested units outstanding, all of which were granted at Full Value. On February 18, 2021, the Company granted an additional 2,412 Full Value Units with a fair value of $146.06 per unit on grant date, using historical volatility. In February 2021, the Company paid $1,214,000 for the 7,750 fully vested and matured units that were granted during 2017, including their respective earned dividend values. As of March 31, 2021, the Company had 9,872 unvested units outstanding.

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

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense as of March 31, 2021.

The total Phantom Stock related liability as of March 31, 2021 was $2,557,000 of which $1,264,000 is included in Other Liabilities, as it is expected to be paid within the next twelve months, and the balance of $1,293,000 is included in Other Long Term Liabilities. At December 31, 2020, the total Phantom Stock liability was $3,331,000, with $1,378,000 in Other Liabilities, and $1,953,000 included in Other Long Term Liabilities.

Related to the Phantom Stock Plan, in accordance with Topic 718, the Company recorded compensation expense of approximately $441,000 for the three months ended March 31, 2021, and compensation income of $467,000 for the three months ended March 31, 2020. Compensation income or expense for a given period largely depends upon fluctuations in the Company’s stock price.

The following table summarizes information about the Company’s nonvested phantom stock Units at March 31, 2021:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2020	13,252	$72.61
Granted	2,412	$146.06
Vested	(5,792)	$63.37
Forfeited	—	—
Canceled	—	—
Nonvested at March 31, 2021	9,872	$95.98
Phantom Stock Unit Awards Expected to Vest	9,872	$95.98

The total unrecognized compensation costs calculated at March 31, 2021 are $1,354,000 which will be recognized through February of 2024. The Company will recognize the related expense over the weighted average period of 1.6 years.

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

In the U.K., the Company leases a facility in Banbury, England, which serves manufacturing, warehousing, and other operational functions. The lease in Banbury was effective April 1, 2006 and had a 15-year term ending in March 2021. As of March 31, 2021, this lease is month to month and currently being negotiated for renewal.

In addition to property rentals, the Company also has lease agreements in place for various fleet vehicles and equipment with various lease terms.

At March 31, 2021, the Company has recorded right-of-use assets of $395,000, and a lease liability of $399,000, of which $193,000 is reported as a current liability. At December 31, 2020, the Company had recorded right-of-use assets of $493,000, and a lease liability of $499,000, of which $247,000 is reported as a current liability. The respective weighted average remaining lease term and discount rate are approximately 2.47 years and 2.56% as of March 31, 2021.

Rent expense for operating leases was approximately $96,000 and $75,000 for the three months ended March 31, 2021 and 2020, respectively.

Future minimum lease payments, inclusive of interest, under non-cancelable leases as of March 31, 2021 is as follows:

Twelve Months Ending March 31,	Operating Leases
(in thousands)

2022	$193
2023	117
2024	58
2025	29
2026	2
Thereafter	—

Total Minimum Lease Payments	$399

8. SHAREHOLDERS’ EQUITY

As of March 31, 2021 and December 31, 2020, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share. For both periods, the total number of outstanding shares was 10,094,322, shares held in Treasury was 59,311, and total shares issued was 10,153,633.

During 2021 and 2020, upon approval of the Board of Directors (the “Board”) the Company has declared and paid dividends, as set forth in the following table:

Dividend Declared		Dividend Paid
Date	Price Per Share	Date	Amount
March 24, 2021	$0.28	April 14, 2021	$2,827,000
December 11, 2020	$0.28	January 5, 2021	$2,826,000
September 23, 2020	$0.28	October 13, 2020	$2,827,000
June 24, 2020	$0.28	July 13, 2020	$2,826,000
March 31, 2020	$0.28	April 17, 2020	$2,827,000
December 14, 2019	$0.28	January 3, 2020	$2,826,000

The number of shares outstanding on the dividend payment date for each was 10,094,322.

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

9. RELATED PARTY TRANSACTIONS

From time to time the Company may have related party transactions (“RPTs”). In short, RPTs represent any transaction between the Company and any Company employee, director or officer, or any related entity, or relative, etc. The Company performs a review of transactions each year to determine if any RPTs exist, and if so, determines if the related parties act independently of each other in a fair transaction. Through this investigation the Company noted a limited number of RPTs which are disclosed hereto. Legal services were performed by a firm which formerly employed one member of the board. On occasion the Company shares a small portion of services with its former parent Mestek, Inc., mostly related to board meeting expenses. The Company is aware of transactions between a few service providers which employ individuals with associations to Omega Flex employees. In all cases, these transactions have been determined to be independent transactions with no indication that they are influenced by the related relationships. Other than as disclosed above, the Company is currently not aware of any RPTs between the Company and any of its current directors or officers outside the scope of their normal business functions or expected contractual duties.

10. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred through the date of this filing. During this period, no events came to the Company’s attention that would impact the condensed consolidated financial statements for the period ended March 31, 2021.

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

The Company’s business is managed as a single operating segment that consists of the manufacture and sale of flexible metal hose, fittings and accessories. The Company’s products are concentrated in residential and commercial construction, and general industrial markets, with a comprehensive portfolio of intellectual property and patents issued in various countries around the world. The Company’s primary product, flexible gas piping, is used for gas piping within residential and commercial buildings. Through its flexibility and ease of use, the Company’s TracPipe® and TracPipe® CounterStrike® flexible gas piping, along with its fittings distributed under the trademarks AutoSnap® and AutoFlare®, allows users to substantially cut the time required to install gas piping, as compared to traditional methods. The Company’s newest product line MediTrac® corrugated medical tubing is used for piping medical gases (oxygen, nitrogen, nitrous oxide, carbon dioxide, and medical vacuum) in health care facilities. Building on the recognized strengths and strategies employed in the flexible gas piping market, MediTrac® can be used in place of rigid copper pipe, and due to its long continuous lengths and flexibility, it can be installed approximately five times faster than rigid copper pipe, saving on installation labor and construction schedules. The Company’s products are manufactured at its Exton, Pennsylvania and Houston, Texas facilities in the U.S., and in Banbury, Oxfordshire in the U.K. A majority of the Company’s sales across all industries are generated through independent outside sales organizations such as sales representatives, wholesalers and distributors, or a combination of both. The Company has a broad distribution network in North America and to a lesser extent in other global markets.

CHANGES IN FINANCIAL CONDITION

For the period ended March 31, 2021 vs. December 31, 2020

Accrued Compensation was $2,007,000 at March 31, 2021, compared to $5,429,000 at December 31, 2020, decreasing $3,422,000 (63.0%). A significant portion of the liability that existed at the previous year end related to incentive compensation earned in 2020. As is customary, the liability was then paid during the first quarter of the following year, or 2021, thus diminishing the balance. The liability now represents amounts earned during the current year.

Taxes Payable were $2,726,000 at March 31, 2021, compared to $979,000 at December 31, 2020, increasing $1,747,000 (178.4%). The estimated tax payments relative to the fourth quarter of 2020 and paid on December 15, 2020, were based upon annualized profits before tax for the first three quarters of the year. The actual profits before tax for the final quarter of 2020 were much stronger than estimated. The overage was not due to be paid until April 15, 2021, and thus was outstanding at both December 31, 2020 and at March 31, 2021. Additionally, the Company’s profits before taxes for the first quarter of 2021 were also strong, and also not due to be paid until April 15, 2021. Thus the taxes payable at March 31, 2021 were higher than at December 31, 2020.

RESULTS OF OPERATIONS

Three-months ended March 31, 2021 vs. March 31, 2020

The Company reported comparative results from operations for the three-month periods ended March 31, 2021 and 2020 as follows:

	Three-months ended March 31, (in thousands)
	2021	2021	2020	2020
	($000)%		($000)%
Net Sales	$30,863	100.0%	$25,266	100.0%
Gross Profit	$19,559	63.4%	$15,769	62.4%
Operating Profit	$8,319	27.0%	$5,845	23.1%

Net Sales. The Company’s 2021 first quarter sales of $30,863,000 increased $5,597,000 or 22.2% compared to the first quarter of 2020, which generated sales of $25,266,000. The increase in sales resulted mostly from an increase in unit volume, and to a lesser extent by pricing actions which the Company took to offset material cost pressure and to protect margins. Sales during the first quarter of 2020 were partially impeded by the COVID-19 pandemic.

Gross Profit. The Company’s gross profit margins were 63.4% and 62.4% for the three-months ended March 31, 2021 and 2020, respectively.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $4,821,000 and $4,551,000 for the three-months ended March 31, 2021 and 2020, respectively, representing an increase of $270,000 or 5.9%. The increases mostly related to freight and commissions, which are variable costs and thus increased in relation to sales volume. Other less significant increases were noted in staffing, as resources were added, and also advertising. Inversely, travel, tradeshow and sales meeting expenses all decreased primarily due to restrictions imposed by the COVID-19 pandemic. Selling expenses decreased as a percent of net sales compared to last year, being 15.6% for the three-months ended March 31, 2021, and 18.0% for the three-months ended March 31, 2020.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $5,418,000 and $4,253,000 for the three-months ended March 31, 2021 and 2020, respectively, thus increasing by $1,165,000 or 27.4%. Incentive compensation increased $1,394,000 over last year. This was primarily due to an $908,000 increase in the phantom stock portion of incentive compensation expense between years, driven by the change in the Company’s stock price between periods, as discussed in detail in Note 6, Stock Based Plans, to the condensed consolidated financial statements included in this report. Director fees were also higher due to a revised arrangement resulting from an independent study performed to align board compensation with comparable peers. A reduction in expense was however noted in legal and product liability related defense costs. As a percentage of sales, general and administrative expenses increased to 17.6% for the three months ended March 31, 2021 from 16.8% for the three-months ended March 31, 2020.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $1,001,000 and $1,120,000 for the three-months ended March 31, 2021 and 2020, respectively, decreasing by $119,000 or 10.6%, partially associated with a reduction in travel. Engineering expenses decreased as a percentage of sales, being 3.2% for the three-months ended March 31, 2021, and 4.4% for the same period in 2020.

Operating Profits. Reflecting all of the factors mentioned above, operating profits were $8,319,000 and $5,845,000 for the quarters ending March 31, 2021 and 2020, respectively, increasing by $2,474,000 or 42.3%.

Interest Income (Expense)-Net. Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. The Company recorded $9,000 and $45,000 of interest income during the first quarters of 2021 and 2020, respectively.

Other Income (Expense)-Net. Other Income (Expense)-net primarily consists of foreign currency exchange gains (losses) on transactions settled in currencies other than the Company’s local currency, typically related to the Company’s foreign U.K. subsidiaries. There was income of $18,000 recorded during the first quarter 2021, but expense of $108,000 during the first quarter of 2020. The British Pound had weakened during March 2020 as the pandemic began to impact the economy.

Income Tax Expense. Income Tax Expense was $2,049,000 for the first three months of 2021, compared to $1,416,000 for the same period in 2020, increasing $633,000 or 44.7%, mostly the result of the increase in income before taxes.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Financial Reporting Release No. 60, released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods and use of estimates used in the preparation of financial statements. Note 2 of the Notes to the condensed consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements. The Company considers all of its significant accounting policies and estimates to be critical.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Management develops, and changes periodically, these estimates and assumptions based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual amounts could differ significantly from these estimates.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company’s primary cash needs have been related to working capital items, which the Company has largely funded through cash generated from operations.

As of March 31, 2021, the Company had a cash balance of $22,674,000. Additionally, the Company has a $15,000,000 line of credit available, as discussed in detail in Note 4, which had no borrowings outstanding upon it at March 31, 2021. At December 31, 2020, the Company had a cash balance of $23,633,000, with no borrowings against the line of credit.

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For the three months ended March 31, 2021, the Company’s operating activities provided cash of $2,207,000, compared to the three months ended March 31, 2020 which provided cash of $751,000, a difference of $1,456,000. For details of the operating cash flows refer to the unaudited condensed consolidated statements of cash flows in Part I – Financial Information on page seven.

As a general trend, the Company tends to deplete or generate lower amounts of cash early in the year, as significant payments are typically made for accrued promotional incentives, incentive compensation, and taxes. Cash has then historically shown a tendency to be restored and accumulated during the latter portion of the year.

Investing Activities

Cash used in investing activities during the three months ended March 31, 2021 and 2020 was $362,000 and $145,000, respectively for capital expenditures.

Financing Activities

A dividend was declared in both December of 2020 and 2019, amounting to $2,826,000 each, with payment due and paid during January of the following year.

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

At the end of the fiscal first quarter of 2021, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission. The Company’s management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934. Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

See legal proceedings disclosure in Note 5, Commitments and Contingencies, to the condensed consolidated financial statements included in this report.

Item 1A – Risk Factors

Risk factors are discussed in detail in the Company’s December 31, 2020 Form 10-K. There are no additional risks attributable to the quarter.

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

OMEGA FLEX, INC.
(Registrant)

Date: May 7, 2021	By:	/S/ Paul J. Kane
Paul J. Kane
Vice President – Finance
and Chief Financial Officer

-32-