Form 10-Q
period 2021-06-30
Omega Flex, Inc.
filed 2021-08-06
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of the registrant’s common stock outstanding as of June 30, 2021 was 10,094,322.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Share Amounts)

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$28,463	$23,633
Accounts Receivable - less allowances of $1,143 and $1,124, respectively	18,650	20,077
Inventories - Net	11,759	11,510
Other Current Assets	1,003	2,137

Total Current Assets	59,875	57,357

Right-Of-Use Assets - Operating	3,571	493
Property and Equipment - Net	8,666	8,599
Goodwill - Net	3,526	3,526
Deferred Taxes	5	5
Other Long Term Assets	1,644	1,591

Total Assets	$77,287	$71,571

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,160	$2,471
Accrued Compensation	3,609	5,429
Accrued Commissions and Sales Incentives	4,555	4,348
Dividends Payable	3,027	2,826
Taxes Payable	279	979
Lease Liability - Operating	404	247
Other Liabilities	4,639	5,571

Total Current Liabilities	18,673	21,871

Lease Liability – Operating, net of current portion	3,169	252
Deferred Taxes	65	121
Long Term Taxes Payable	493	559
Other Long Term Liabilities	1,829	2,391

Total Liabilities	24,229	25,194

Commitments and Contingencies (Note 5)

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 share: authorized 20,000,000 shares: 10,153,633 shares issued and 10,094,322 outstanding at both June 30, 2021 and December 31, 2020	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	11,025	11,025
Retained Earnings	42,366	35,769
Accumulated Other Comprehensive Loss	(745)	(778)
Total Omega Flex, Inc. Shareholders’ Equity	52,747	46,117
Noncontrolling Interest	311	260

Total Shareholders’ Equity	53,058	46,377

Total Liabilities and Shareholders’ Equity	$77,287	$71,571

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands except Earnings per Common Share)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Unaudited)

Net Sales	$31,966	$21,818	$62,829	$47,084

Cost of Goods Sold	12,268	8,556	23,572	18,053

Gross Profit	19,698	13,262	39,257	29,031

Selling Expense	4,928	3,503	9,749	8,054
General and Administrative Expense	5,139	3,852	10,557	8,105
Engineering Expense	1,212	1,021	2,213	2,141

Operating Profit	8,419	4,886	16,738	10,731

Interest Income (Expense)	8	(97)	17	(52)
Other Income (Expense)	7	(23)	25	(131)

Income Before Income Taxes	8,434	4,766	16,780	10,548

Income Tax Expense	2,232	1,196	4,281	2,612

Net Income	6,202	3,570	12,499	7,936
Less: Net (Income) Loss attributable to the Noncontrolling Interest	(18)	1	(48)	(21)

Net Income attributable to Omega Flex, Inc.	$6,184	$3,571	$12,451	$7,915

Basic and Diluted Earnings per Common Share	$0.61	$0.35	$1.23	$0.78

Cash Dividends Declared per Common Share	$0.30	$0.28	$0.58	$0.56

Basic and Diluted Weighted Average Shares Outstanding	10,094,322	10,094,322	10,094,322	10,094,322

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Unaudited)

Net Income	$6,202	$3,570	$12,499	$7,936

Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	(3)	(21)	36	(197)
Other Comprehensive Income (Loss)	(3)	(21)	36	(197)

Comprehensive Income	6,199	3,549	12,535	7,739

Less: Comprehensive (Income) Loss Attributable to the Noncontrolling Interest	(18)	4	(51)	(6)

Total Comprehensive Income	$6,181	$3,553	$12,484	$7,733

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in Thousands, Except Share Amounts)

(unaudited)

For the three months ended June 30, 2021

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest		Shareholders’ Equity
					(unaudited)
April 1, 2021	10,094,322	$102	$(1)	$11,025	$39,209	$(742)	$293		$49,886

Net Income					6,184		18		6,202
Cumulative Translation Adjustment					(3)			(3)
Dividends Declared					(3,027)				(3,027)
June 30, 2021	10,094,322	$102	$(1)	$11,025	$42,366	$(745)	$311		$53,058

For the three months ended June 30, 2020

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
					(unaudited)
April 1, 2020	10,094,322	$102	$(1)	$11,025	$28,683	$(1,073)	$204	$38,940

Net Income					3,571		(1)	3,570
Cumulative Translation Adjustment					(18)	(3)	(21)
Dividends Declared					(2,827)			(2,827)
June 30, 2020	10,094,322	$102	$(1)	$11,025	$29,427	$(1,091)	$200	$39,662

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in Thousands, Except Share Amounts)

(unaudited)

For the six months ended June 30, 2021

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest		Shareholders’ Equity
					(unaudited)
January 1, 2021	10,094,322	$102	$(1)	$11,025	$35,769		$(778)	$260		$46,377

Net Income					12,451			48		12,499
Cumulative Translation Adjustment						33	3		36
Dividends Declared					(5,854)					(5,854)
June 30, 2021	10,094,322	$102	$(1)	$11,025	$42,366		$(745)	$311		$53,058

For the six months ended June 30, 2020

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
					(unaudited)
January 1, 2020	10,094,322	$102	$(1)	$11,025	$27,165	$(909)	$194	$37,576
Net Income					7,915		21	7,936
Cumulative Translation Adjustment					(182)	(15)	(197)
Dividends Declared					(5,653)			(5,653)
June 30, 2020	10,094,322	$102	$(1)	$11,025	$29,427	$(1,091)	$200	$39,662

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(unaudited)

	2021	2020
	For the six-months ended
	June 30,
	2021	2020
Cash Flows from Operating Activities:
Net Income	$12,499	$7,936
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Non-Cash Compensation	477	142
Depreciation and Amortization	451	421
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	18	(531)
Deferred Taxes	(56)	(145)
Provision for Inventory Reserves	36	(55)
Changes in Assets and Liabilities:
Accounts Receivable	1,426	3,371
Inventories	(269)	(63)
Right-Of-Use Assets	168	163
Other Assets	1,080	1,092
Accounts Payable	(312)	(206)
Accrued Compensation	(1,825)	(2,258)
Accrued Commissions and Sales Incentives	206	(1,605)
Lease Liabilities	(172)	(166)
Other Liabilities	(2,747)	1,207
Net Cash Provided by Operating Activities	10,980	9,303

Cash Flows from Investing Activities:
Capital Expenditures	(517)	(187)
Net Cash Used in Investing Activities	(517)	(187)

Cash Flows from Financing Activities:
Dividends Paid	(5,653)	(5,653)
Net Cash Used in Financing Activities	(5,653)	(5,653)

Net Increase in Cash and Cash Equivalents	4,810	3,463
Translation effect on cash	20	(74)
Cash and Cash Equivalents – Beginning of Period	23,633	16,098
Cash and Cash Equivalents – End of Period	$28,463	$19,487

Supplemental Disclosure of Cash Flow Information:

Cash paid for Income Taxes	$5,104	$458
Cash paid for Interest	$-	$112
Declared Dividends	$5,854	$5,653

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Additions to Right-Of-Use Assets obtained from new operating Lease Liabilities	$3,261	$-

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). The Company’s condensed consolidated financial statements for the quarter ended June 30, 2021 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K). All material inter-company accounts and transactions have been eliminated in consolidation. It is Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature or a description is provided for any adjustments that are not of a normal recurring nature.

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

Based upon the above, the Company has concluded that transfer of control substantively transfers to the customer upon shipment.

●	Other considerations of Topic 606 include the following:

●	Contract Costs - costs to obtain a contract (e.g. customer purchase order) include sales commissions. Under Topic 606, these costs may be expensed as incurred for contracts with a duration of one year or less. The majority of the Company’s customer purchase orders are fulfilled (e.g. goods are shipped) within two days of receipt.

●	Warranties - the Company does not offer a warranty as a separate component for customers to purchase. A warranty is generally included with each purchase, providing assurance that the goods comply with agreed-upon specifications, and the cost is therefore accrued accordingly, but contracts do not include any requirement for additional distinct services. Therefore, there is not a separate performance obligation, and there is no impact of warranties under Topic 606 upon the financial reporting of the Company.

●	Returned Goods - from time to time, the Company provides authorization to customers to return goods. If deemed to be material, the Company would record a “right of return” asset for the cost of the returned goods which would reduce cost of sales.

●	Volume Rebates (Promotional Incentives) - volume rebates are variable (dependent upon the volume of goods purchased by our eligible customers) and, under Topic 606, must be estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g. upon shipment of goods). Also under Topic 606, to ensure that revenue recognized would not be probable of a significant reversal, the four following factors are considered:

■	The amount of consideration is highly susceptible to factors outside the Company’s influence.

■	The uncertainty about the amount of consideration is not expected to be resolved for a long period of time.

■	The Company’s experience with similar types of contracts is limited.

■	The contract has a large number and broad range of possible consideration amounts.

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

The reserve for credit losses, which include future credits, discounts, and doubtful accounts, was $1,143,000 and $1,124,000 as of June 30, 2021 and December 31, 2020, respectively.

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

Stock-Based Compensation Plans

In 2006, the Company adopted a Phantom Stock Plan (the “Plan”), which allows the Company to grant phantom stock units (“Units”) to certain key employees, officers or directors. The Units each represent a contractual right to payment of compensation in the future based upon the market value of the Company’s common stock and are accordingly recorded as liabilities. The Units follow a vesting schedule of six years from the grant date, and are then paid upon maturity. In accordance with FASB ASC Topic 718, Compensation - Stock Compensation (“Topic 718”), the Company uses the Black-Scholes option pricing model as its method for determining the fair value of the Units. Additionally, the liabilities for the Units are adjusted to market value over time from the grant dates to the related maturity dates. Further details of the Plan are provided in Note 6.

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

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of June 30, 2021 and December 31, 2020, each of the Company’s leases are classified as operating leases.

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

Other Comprehensive Income

For the three and six months ended June 30, 2021 and 2020, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentration

The Company has one significant customer which represented more than 10% of the Company’s Accounts Receivable at June 30, 2021 and December 31, 2020. That same customer represented more than 10% of the Company’s total Net Sales for the three and six months ended June 30, 2021 and 2020. Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are consistent with those discussed in detail in the Company’s December 31, 2020 Form 10-K.

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

3. INVENTORIES

Inventories, net of reserves of $445,000 and $407,000 at June 30, 2021 and December 31, 2020, respectively, consisted of the following:

	June 30,	December 31,
	2021	2020
	(dollars in thousands)

Finished Goods	$5,665	$5,068
Raw Materials	6,094	6,442

Inventories - Net	$11,759	$11,510

4. LINE OF CREDIT AND OTHER BORROWINGS

On December 1, 2017, the Company agreed to a new Amended and Restated Revolving Line of Credit Note (the “Line”) and Third Amendment to the Loan Agreement with Santander Bank, N.A. (the “Bank”). The Company established a line of credit facility in the maximum amount of $15,000,000, maturing on December 1, 2022, with funds available for working capital purposes and other cash needs. The loan is unsecured. The loan agreement provides for the payment of any borrowings under the agreement at an interest rate range of either LIBOR plus 0.75% to plus 1.75% (for borrowings with a fixed term of 30, 60, or 90 days), or, Prime Rate up to Prime Rate plus 0.50% (for borrowings with no fixed term other than the December 1, 2022 maturity date), depending upon the Company’s then existing financial ratios. Currently, the Company’s ratio would allow for the most favorable rate under the agreement’s range, which would be a rate of 0.85%. The Company is also required to pay on a quarterly basis an unused facility fee of 10 basis points of the average unused balance of the note. The Company may terminate the line at any time during the five-year term, as long as there are no amounts outstanding.

During the quarter ended June 30, 2020, in an effort to ensure liquidity and secure all available resources during the COVID-19 pandemic, the Company borrowed the full amount of its capacity on the line of $15,000,000 at the prime rate of 3.25%. The Company repaid this amount in full prior to the end of such quarter, and as of December 31, 2020, had no borrowings on its line of credit. As of June 30, 2021, the Company had no outstanding borrowings on its line of credit.

The Company was in compliance with all debt covenants as of June 30, 2021 and December 31, 2020.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the U.S. On April 7, 2020, the Company received a loan from the U.S. Small Business Administration (“SBA”) to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP” and “PPP Loan”) created as part of the recently enacted CARES Act administered by the SBA. In connection with the PPP Loan, the Company entered into a promissory note filed as Exhibit 10.2 attached to Form 10-Q for the quarter ended June 30, 2020. Pursuant to the terms of the PPP Loan, the Company received total proceeds of $2,453,000 from the Bank at an interest rate of just below 1% per annum. After the issuance of the PPP Loan, the U.S. Treasury Department issued new guidance on the PPP program, and advised that publicly traded companies that had access to other sources of financing may not be appropriate candidates for the PPP Loans, and provided a grace period until May 7, 2020 for such companies to repay the previously issued PPP Loans. Accordingly, in light of this guidance, the Company repaid the PPP Loan by May 7, 2020.

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

The Company has salary continuation agreements with current and/or past employees. These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement. The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments associated with these agreements is $466,000 at June 30, 2021, of which $418,000 is included in Other Long Term Liabilities, and the remaining current portion of $48,000 is included in Other Liabilities, associated with the applicable retirement benefit payments over the next twelve months. The December 31, 2020 liability of $499,000 had $436,000 reported in Other Long Term Liabilities, and a current portion of $63,000 in Other Liabilities.

The Company has obtained and is the beneficiary of life insurance policies with respect to current and/or past employees. The cash surrender value of such policies (included in Other Long Term Assets) amounts to $1,622,000 at June 30, 2021 and $1,556,000 at December 31, 2020.

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

Contingencies:

In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims (collectively, the “Claims”). The Claims generally relate to potential lightning damage to our flexible gas piping products, which impact legal and product liability related expenses. The Company does not believe the Claims have legal merit, and therefore has commenced a vigorous defense in response to the Claims. It is possible that the Company may incur increased litigation costs in the future due to a variety of factors, including a higher number of Claims, higher legal costs, and higher insurance deductibles or retentions.

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

The Company was made aware of a potential legal liability regarding a legal dispute in the U.K., in which the Company’s subsidiary, Omega Flex Limited (“OFL”), was the claimant. After withdrawing the claim, the court determined that OFL was responsible for the defendant’s costs (including a portion of its attorneys’ fees). The Company reached an initial agreement during the fourth quarter of 2020 and made a payment of £320,000 accordingly. A nominal liability remains at June 30, 2021 and December 31, 2020 approximating any outstanding amounts that may potentially be due as part of the final arrangement.

The Company has in place commercial general liability insurance policies that cover most Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $2,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $2,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims as of June 30, 2021 is estimated to not exceed approximately $6,500,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the condensed consolidated financial statements primarily represents an accrual for legal costs for services previously rendered, and outstanding or anticipated settlements for Claims. The liabilities recorded on the Company’s books at June 30, 2021 and December 31, 2020 were $252,000 and $642,000, respectively, and are included in Other Liabilities.

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

The Units are granted to participants upon the recommendation of the Company’s CEO, and the approval of the Compensation Committee. Each of the Units that are granted to a participant will be initially valued by the Compensation Committee, at an amount equal to the closing price of the Company’s common stock on the grant date, but are recorded at fair value using the Black-Sholes method as described below. The Units follow a vesting schedule, with a maximum vesting of six years after the grant date. Upon vesting, the Units represent a contractual right of payment for the value of the Unit and therefore are stated as liabilities in accordance with Topic 718. The Units will be paid on their maturity date, one year after all of the Units granted in a particular award have fully vested, unless an acceptable event occurs under the terms of the Plan prior to one year, which would allow for earlier payment. The amount to be paid to the participant on the maturity date is dependent on the type of Unit granted to the participant.

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

Grants of Phantom Stock Units. As of December 31, 2020, the Company had 13,252 unvested units outstanding, all of which were granted at Full Value. On February 18, 2021, the Company granted an additional 2,412 Full Value Units with a fair value of $146.06 per unit on grant date, using historical volatility. In February 2021, the Company paid $1,214,000 for the 7,750 fully vested and matured units that were granted during 2017, including their respective earned dividend values. As of June 30, 2021, the Company had 9,872 unvested units outstanding.

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

Forfeitures represent only the unvested portion of a surrendered Unit and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, which has limited experience related to any stock-based plan forfeitures, the Company applied a 0% forfeiture rate to Plan Units outstanding in determining its Plan Unit compensation expense as of June 30, 2021.

The total Phantom Stock related liability as of June 30, 2021 was $2,593,000 of which $1,182,000 is included in Other Liabilities, as it is expected to be paid within the next twelve months, and the balance of $1,411,000 is included in Other Long Term Liabilities. At December 31, 2020, the total Phantom Stock liability was $3,331,000, with $1,378,000 in Other Liabilities, and $1,953,000 included in Other Long Term Liabilities.

Related to the Phantom Stock Plan, in accordance with Topic 718, the Company recorded compensation expense of approximately $477,000 and $142,000 for the six months ended June 30, 2021 and 2020, respectively, and $36,000 and $608,000 for the three-months, respectively. Compensation expense for a given period largely depends upon fluctuations in the Company’s stock price.

The following table summarizes information about the Company’s nonvested phantom stock Units at June 30, 2021:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2020	13,252	$72.61
Granted	2,412	$146.06
Vested	(5,792)	$63.37
Forfeited	—	—
Canceled	—	—
Nonvested at June 30, 2021	9,872	$95.98
Phantom Stock Unit Awards Expected to Vest	9,872	$95.98

The total unrecognized compensation costs calculated at June 30, 2021 are $1,059,000 which will be recognized through February of 2024. The Company will recognize the related expense over the weighted average period of 1.3 years.

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

In the U.K., the Company leases a facility in Banbury, England, which serves manufacturing, warehousing, and other operational functions. The lease in Banbury was effective April 1, 2006 and had a 15-year term which ended in March 2021. A new lease for Banbury was recently consummated, effective April 1, 2021, with a 15-year term ending in March 2036.

In addition to property rentals, the Company also has lease agreements in place for various fleet vehicles and equipment with various lease terms.

At June 30, 2021, the Company has recorded right-of-use assets of $3,571,000, and a lease liability of $3,573,000, of which $404,000 is reported as a current liability. At December 31, 2020, the Company had recorded right-of-use assets of $493,000, and a lease liability of $499,000, of which $247,000 is reported as a current liability. The respective weighted average remaining lease term and discount rate are approximately 13.43 years and 1.1% as of June 30, 2021.

Rent expense for the operating leases was approximately $108,000 and $204,000 for the three and six months ended June 30, 2021 and $74,000 and $149,000 for the three and six months ended June 30, 2020.

Future minimum lease payments, inclusive of interest, under non-cancelable leases as of June 30, 2021 is as follows:

Twelve Months Ending June 30,	Operating Leases
(in thousands)

2022	$404
2023	305
2024	269
2025	228
2026	213
Thereafter	2,154

Total Minimum Lease Payments	$3,573

8. SHAREHOLDERS’ EQUITY

As of June 30, 2021 and December 31, 2020, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share. For both periods, the total number of outstanding shares was 10,094,322, shares held in Treasury was 59,311, and total shares issued was 10,153,633.

During 2021 and 2020, upon approval of the Board of Directors (the “Board”) the Company has declared and paid dividends, as set forth in the following table:

Dividend Declared		Dividend Paid
Date	Price Per Share	Date	Amount
June 9, 2021	$0.30	July 6, 2021	$3,027,000
March 24, 2021	$0.28	April 14, 2021	$2,827,000
December 11, 2020	$0.28	January 5, 2021	$2,826,000
September 23, 2020	$0.28	October 13, 2020	$2,827,000
June 24, 2020	$0.28	July 13, 2020	$2,826,000
March 31, 2020	$0.28	April 17, 2020	$2,827,000
December 14, 2019	$0.28	January 3, 2020	$2,826,000

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

9. RELATED PARTY TRANSACTIONS

From time to time the Company may have related party transactions (“RPTs”). In short, RPTs represent any transaction between the Company and any Company employee, director or officer, or any related entity, or relative, etc. The Company performs a review of transactions each year to determine if any RPTs exist, and if so, determines if the related parties act independently of each other in a fair transaction. Through this investigation the Company noted a limited number of RPTs which are disclosed hereto. First, legal and accounting fees of $117,000 were paid on behalf of three affiliated shareholders for the filing of a registration statement with the SEC (Form S-3) which allowed for the resale of up to 300,000 shares of common stock owned by the affiliated shareholders. The legal and accounting fees are to be repaid to the Company by the three affiliated shareholders, and that amount is reported in Other Current Assets. Legal services for the Form S-3 and for other legal services were performed by a firm which formerly employed one member of the board. Second, on occasion the Company shares a small portion of services with its former parent Mestek, Inc., mostly related to board meeting expenses. Finally, the Company is aware of transactions between a few service providers which employ individuals with associations to Omega Flex employees. In all cases, these transactions have been determined to be independent transactions with no indication that they are influenced by the related relationships. Other than as disclosed above, the Company is currently not aware of any RPTs between the Company and any of its current directors or officers outside the scope of their normal business functions or expected contractual duties.

10. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred through the date of this filing. During this period, no events came to the Company’s attention that would impact the condensed consolidated financial statements for the period ended June 30, 2021.

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

CHANGES IN FINANCIAL CONDITION

For the period ended June 30, 2021 vs. December 31, 2020

Accrued Compensation was $3,609,000 at June 30, 2021, compared to $5,429,000 at December 31, 2020, decreasing $1,820,000 (33.5%). A significant portion of the liability that existed at the previous year end related to incentive compensation earned in 2020. As is customary, the liability was then paid during the first quarter of the following year, or 2021, thus diminishing the balance. The liability primarily represents amounts earned during the current year.

RESULTS OF OPERATIONS

Three months ended June 30, 2021 vs. June 30, 2020

The Company reported comparative results from continuing operations for the three months ended June 30, 2021 and 2020 as follows:

	Three months ended June 30, (in thousands)
	2021	2021	2020	2020
	($000)%		($000)%
Net Sales	$31,966	100.0%	$21,818	100.0%
Gross Profit	$19,698	61.6%	$13,262	60.8%
Operating Profit	$8,419	26.3%	$4,886	22.4%

Net Sales. The Company’s 2021 second quarter sales of $31,966,000 increased $10,148,000 or 46.5% compared to the second quarter of 2020, which generated sales of $21,818,000. The increase in sales was two-fold, resulting primarily from an increase in unit volume, and partially due to pricing actions which the Company took to offset material cost pressure and to protect margins. The previous year was also significantly lower compared to prior quarters due to the impact of the COVID-19 pandemic.

Gross Profit. The Company’s gross profit margins were 61.6% and 60.8% for the three months ended June 30, 2021 and 2020, respectively. The Company experienced a decrease in production during the first six months of 2020 mainly the result of the COVID-19 pandemic, which diminished labor and overhead absorption, and resulted in lower gross profit.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $4,928,000 and $3,503,000 for the three months ended June 30, 2021 and 2020, respectively, representing an increase of $1,425,000 or 40.7%. The increase was primarily related to higher commissions and freight expenses, which move in relation to sales. Other less significant increases were noted in staffing, as resources were added, and also advertising. Selling expenses as a percent of net sales were 15.4% and 16.0% for the three months ended June 30, 2021 and 2020, respectively.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $5,139,000 and $3,852,000 for the three months ended June 30, 2021 and 2020, respectively, thus increasing by $1,287,000 or 33.4%. The most notable increase related to legal and product liability related defense costs, which were $689,000 above last year. To a lesser extent, staffing expenses increased mostly due to an increase in incentive compensation associated with higher profitability, partially offset by a decrease in the phantom stock component, driven by the change in the Company’s stock price between periods, as discussed in detail in Note 6, Stock Based Plans, to the condensed consolidated financial statements included in this report. Accounting fees also increased. As a percentage of sales, general and administrative expenses decreased to 16.1% for the three months ended June 30, 2021 from 17.7% for the three months ended June 30, 2020.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $1,212,000 and $1,021,000 for the three months ended June 30, 2021 and 2020, respectively, increasing by $191,000 or 18.7%, partially associated with an increase in development and certification related costs required for the progression of various promising applications. Engineering expenses decreased as a percentage of sales, being 3.8% for the three months ended June 30, 2021, and 4.7% for the same period in 2020.

Operating Profits. Reflecting all of the factors mentioned above, operating profits were $8,419,000 and $4,886,000 for the quarters ended June 30, 2021 and 2020, respectively, increasing by $3,533,000 or 72.3%. As a percentage of sales, operating profits increased, being 26.3% and 22.4% for the three months ended June 30, 2021 and 2020, respectively.

Interest Income (Expense). Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. The Company recorded $8,000 of interest income and $97,000 of interest expense for the quarters ended June 30, 2021 and 2020, respectively. The Company had borrowed $15,000,000 on its line of credit for a portion of the second quarter of 2020 to ensure liquidity during the COVID-19 crisis, which created the interest expense during that period.

Other Income (Expense). Other Income (Expense) primarily consists of foreign currency exchange gains (losses) on transactions settled in currencies other than the Company’s local currency, typically related to the Company’s foreign U.K. subsidiaries. There was income of $7,000 and expense of $23,000 recorded for the quarters ended June 30, 2021 and 2020, respectively.

Income Tax Expense. Income Tax Expense was $2,232,000 for the second quarter of 2021, compared to $1,196,000 for the same period in 2020, increasing $1,036,000 or 86.6%, mostly the result of the increase in income before taxes.

Six months ended June 30, 2021 vs. June 30, 2020

The Company reported comparative results from operations for the six month periods ended June 30, 2021 and 2020 as follows:

	Six months ended June 30, (in thousands)
	2021	2021	2020	2020
	($000)%		($000)%
Net Sales	$62,829	100.0%	$47,084	100.0%
Gross Profit	$39,257	62.5%	$29,031	61.7%
Operating Profit	$16,738	26.6%	$10,731	22.8%

Net Sales. The Company’s 2021 sales for the first six months of 2021 of $62,829,000 increased $15,745,000 or 33.4% compared to the first six months of 2020, which generated sales of $47,084,000. The increase in sales was two-fold, resulting primarily from an increase in unit volume, and to a lesser extent by pricing actions which the Company took to offset material cost pressure and to protect margins. Sales during the first six months of 2020 were partially impeded by the COVID-19 pandemic.

Gross Profit. The Company’s gross profit margins were 62.5% and 61.7% for the six-months ended June 30, 2021 and 2020, respectively.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $9,749,000 and $8,054,000 for the six months ended June 30, 2021 and 2020, respectively, representing an increase of $1,695,000 or 21.1%. The increases primarily related to freight and commissions, which are variable costs and thus increased in relation to sales volume. Other less significant increases were noted in staffing, as resources were added, and also advertising. Inversely, travel, tradeshow and sales meeting expenses all decreased primarily due to restrictions imposed by the COVID-19 pandemic. Selling expenses decreased as a percent of net sales compared to last year, being 15.5% for the six months ended June 30, 2021, and 17.1% for the six months ended June 30, 2020.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $10,557,000 and $8,105,000 for the six months ended June 30, 2021 and 2020, respectively, thus increasing by $2,452,000 or 30.3%. Incentive compensation increased $1,494,000 over last year. This was primarily due to higher net profits as well as an increase of $335,000 in the phantom stock portion of incentive compensation expense between years, driven by the change in the Company’s stock price between periods, as discussed in detail in Note 6, Stock Based Plans, to the condensed consolidated financial statements included in this report. Additional higher items include legal and product liability related defense costs and also director fees due to a revised arrangement resulting from an independent study performed to align board compensation with comparable peers. As a percentage of sales, general and administrative expenses decreased to 16.8% for the six months ended June 30, 2021 from 17.2% for the six months ended June 30, 2020.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $2,213,000 and $2,141,000 for the six months ended June 30, 2021 and 2020, respectively, increasing by $72,000 or 3.4%. Engineering expenses decreased as a percentage of sales, being 3.5% for the six months ended June 30, 2021, and 4.6% for the same period in 2020.

Operating Profits. Reflecting all of the factors mentioned above, operating profits were $16,738,000 and $10,731,000 for the six months ended June 30, 2021 and 2020, respectively, increasing by $6,007,000 or 56.0%.

Interest Income (Expense). Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. The Company recorded $17,000 of interest income and $52,000 of interest expense during the first six months of 2021 and 2020, respectively. The Company had borrowed $15,000,000 on its line of credit for a portion of the second quarter of 2020 to ensure liquidity during the COVID-19 crisis, which created the interest expense during that period.

Other Income (Expense). Other Income (Expense) primarily consists of foreign currency exchange gains (losses) on transactions settled in currencies other than the Company’s local currency, typically related to the Company’s foreign U.K. subsidiaries. There was income of $25,000 recorded during the first six months of 2021, but expense of $131,000 during the first six months of 2020. The British Pound had weakened in 2020 as a result of the pandemic impacting the economy.

Income Tax Expense. Income Tax Expense was $4,281,000 for the first six months of 2021, compared to $2,612,000 for the same period in 2020, increasing $1,669,000 or 63.9%, mostly the result of the increase in income before taxes.

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

As of June 30, 2021, the Company had a cash balance of $28,463,000. Additionally, the Company has a $15,000,000 line of credit available, as discussed in detail in Note 4, which had no borrowings outstanding upon it at June 30, 2021. At December 31, 2020, the Company had a cash balance of $23,633,000, with no borrowings against the line of credit.

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For the six months ended June 30, 2021, the Company’s operating activities provided cash of $10,980,000, compared to the six months ended June 30, 2020 which provided cash of $9,303,000, a difference of $1,677,000. For details of the operating cash flows refer to the unaudited condensed consolidated statements of cash flows in Part I – Financial Information on page eight.

As a general trend, the Company tends to deplete or generate lower amounts of cash early in the year, as significant payments are typically made for accrued promotional incentives, incentive compensation, and taxes. Cash has then historically shown a tendency to be restored and accumulated during the latter portion of the year.

Investing Activities

Cash used in investing activities during the six months ended June 30, 2021 and 2020 was $517,000 and $187,000, respectively for capital expenditures.

Financing Activities

All financing activities relate to dividend payments, which are detailed in Note 8, Shareholders’ Equity. Dividend payments through the first six months of 2021 and 2020, amounted to $5,653,000 for both periods. See Note 4, Line of Credit and Other Borrowings, for a description of borrowings and repayments during the second quarter of 2020.

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

Item 4 – Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

At the end of the fiscal second quarter of 2021, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission. The Company’s management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934. Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

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

OMEGA FLEX, INC.
(Registrant)

Date: August 6, 2021	By:	/S/ Paul J. Kane
Paul J. Kane
Vice President – Finance
and Chief Financial Officer

-35-