Form 10-Q
period 2021-09-30
Omega Flex, Inc.
filed 2021-11-05
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of the registrant’s common stock outstanding as of September 30, 2021 was 10,094,322.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Share Amounts)

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$27,245	$23,633
Accounts Receivable - less allowances of $1,230 and $1,124, respectively	22,115	20,077
Inventories – Net	12,841	11,510
Other Current Assets	3,361	2,137

Total Current Assets	65,562	57,357

Right-Of-Use Assets – Operating	3,464	493
Property and Equipment – Net	8,621	8,599
Goodwill – Net	3,526	3,526
Deferred Taxes	5	5
Other Long Term Assets	1,674	1,591

Total Assets	$82,852	$71,571

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,852	$2,471
Accrued Compensation	5,192	5,429
Accrued Commissions and Sales Incentives	5,493	4,348
Dividends Payable	3,028	2,826
Taxes Payable	-	979
Lease Liability - Operating	404	247
Other Liabilities	5,287	5,571

Total Current Liabilities	21,256	21,871

Lease Liability – Operating, net of current portion	3,058	252
Deferred Taxes	424	121
Long Term Taxes Payable	493	559
Other Long Term Liabilities	1,659	2,391

Total Liabilities	26,890	25,194

Commitments and Contingencies (Note 5)

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 share: authorized 20,000,000 shares: 10,153,633 shares issued and 10,094,322 outstanding at both September 30, 2021 and December 31, 2020	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	11,025	11,025
Retained Earnings	45,486	35,769
Accumulated Other Comprehensive Loss	(835)	(778)
Total Omega Flex, Inc. Shareholders’ Equity	55,777	46,117
Noncontrolling Interest	185	260

Total Shareholders’ Equity	55,962	46,377

Total Liabilities and Shareholders’ Equity	$82,852	$71,571

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands except per Share Data and Share Amounts)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Unaudited)

Net Sales	$31,725	$27,087	$94,554	$74,171

Cost of Goods Sold	11,686	9,821	35,258	27,874

Gross Profit	20,039	17,266	59,296	46,297

Selling Expense	4,876	3,991	14,625	12,045
General and Administrative Expense	5,724	5,951	16,281	14,056
Engineering Expense	1,113	945	3,326	3,086

Operating Profit	8,326	6,379	25,064	17,110

Interest Income (Expense)	10	6	27	(46)
Other Income (Expense)	(19)	19	6	(112)

Income Before Income Taxes	8,317	6,404	25,097	16,952

Income Tax Expense	2,160	1,576	6,441	4,188

Net Income	6,157	4,828	18,656	12,764
Less: Net (Income) attributable to the Noncontrolling Interest	(9)	(11)	(57)	(32)

Net Income attributable to Omega Flex, Inc.	$6,148	$4,817	$18,599	$12,732

Basic and Diluted Earnings per Common Share	$0.61	$0.48	$1.84	$1.26

Cash Dividends Declared per Common Share	$0.30	$0.28	$0.88	$0.84

Basic and Diluted Weighted Average Shares Outstanding	10,094,322	10,094,322	10,094,322	10,094,322

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Unaudited)

Net Income	$6,157	$4,828	$18,656	$12,764

Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	(96)	134	(60)	(63)
Other Comprehensive Income (Loss)	(96)	134	(60)	(63)

Comprehensive Income	6,061	4,962	18,596	12,701

Less: Comprehensive (Income) Attributable to the Noncontrolling Interest	(3)	(22)	(54)	(28)

Total Comprehensive Income	$6,058	$4,940	$18,542	$12,673

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in Thousands, Except Share Amounts)

(unaudited)

For the three months ended September 30, 2021

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
					(unaudited)
July 1, 2021	10,094,322	$102	$(1)	$11,025	$42,366	$(745)	$311	$53,058
Net Income					6,148		9	6,157
Cumulative Translation Adjustment						(90)	(6)	(96)
Dividends Declared					(3,028)		(129)	(3,157)
September 30, 2021	10,094,322	$102	$(1)	$11,025	$45,486	$(835)	$185	$55,962

For the three months ended September 30, 2020

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
					(unaudited)
July 1, 2020	10,094,322	$102	$(1)	$11,025	$29,427	$(1,091)	$200	$39,662
Net Income					4,817		11	4,828
Cumulative Translation Adjustment						123	11	134
Dividends Declared					(2,826)			(2,826)
September 30, 2020	10,094,322	$102	$(1)	$11,025	$31,418	$(968)	$222	$41,798

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in Thousands, Except Share Amounts)

(unaudited)

For the nine months ended September 30, 2021

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
					(unaudited)
January 1, 2021	10,094,322	$102	$(1)	$11,025	$35,769	$(778)	$260	$46,377
Net Income					18,599		57	18,656
Cumulative Translation Adjustment						(57)	(3)	(60)
Dividends Declared					(8,882)		(129)	(9,011)
September 30, 2021	10,094,322	$102	$(1)	$11,025	$45,486	$(835)	$185	$55,962

For the nine months ended September 30, 2020

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
					(unaudited)
January 1, 2020	10,094,322	$102	$(1)	$11,025	$27,165	$(909)	$194	$37,576
Net Income					12,732		32	12,764
Cumulative Translation Adjustment						(59)	(4)	(63)
Dividends Declared					(8,479)			(8,479)
September 30, 2020	10,094,322	$102	$(1)	$11,025	$31,418	$(968)	$222	$41,798

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(unaudited)

	For the nine months ended
	September 30,
	2021	2020
Cash Flows from Operating Activities:
Net Income	$18,656	$12,764
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Non-Cash Compensation	579	1,406
Depreciation and Amortization	697	637
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	105	(408)
Deferred Taxes	303	85
Provision for Inventory Reserves	303	(100)
Changes in Assets and Liabilities:
Accounts Receivable	(2,165)	1,091
Inventories	(1,671)	(294)
Right-Of-Use Assets	201	237
Other Assets	(1,309)	(811)
Accounts Payable	(605)	(230)
Accrued Compensation	(235)	(962)
Accrued Commissions and Sales Incentives	1,148	(1,040)
Lease Liabilities	(209)	(242)
Other Liabilities	(2,634)	(792)
Net Cash Provided by Operating Activities	13,164	11,341

Cash Flows from Investing Activities:
Capital Expenditures	(720)	(381)
Net Cash Used in Investing Activities	(720)	(381)

Cash Flows from Financing Activities:
Dividends Paid	(8,809)	(8,479)
Net Cash Used in Financing Activities	(8,809)	(8,479)

Net Increase in Cash and Cash Equivalents	3,635	2,481
Translation effect on cash	(23)	(2)
Cash and Cash Equivalents – Beginning of Period	23,633	16,098
Cash and Cash Equivalents – End of Period	$27,245	$18,577

Supplemental Disclosure of Cash Flow Information:
Cash paid for Income Taxes	$7,455	$4,939
Cash paid for Interest	$-	$112
Declared Dividends	$9,011	$ 8,479 5

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Additions to Right-Of-Use Assets obtained from new operating Lease Liabilities	$3,261	$-

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). The Company’s condensed consolidated financial statements for the quarter ended September 30, 2021 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K). All material inter-company accounts and transactions have been eliminated in consolidation. It is Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature or a description is provided for any adjustments that are not of a normal recurring nature.

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

The reserve for credit losses, which include future credits, discounts, and doubtful accounts, was $1,230,000 and $1,124,000 as of September 30, 2021 and December 31, 2020, respectively.

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

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of September 30, 2021 and December 31, 2020, each of the Company’s leases are classified as operating leases.

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

Fair Value of Financial and Nonfinancial Instruments

The Company measures financial instruments in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures. The accounting standard defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard creates a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability. The Company relies upon Level 1 inputs in determining the fair value of the Company’s reporting unit in its annual impairment test as described in the FASB ASC Topic 350, Intangibles - Goodwill and Other.

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

Other Comprehensive Income

For the three and nine months ended September 30, 2021 and 2020, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentration

The Company has one significant customer which represented more than 10% of the Company’s Accounts Receivable at September 30, 2021 and December 31, 2020. That same customer represented more than 10% of the Company’s total Net Sales for the three and nine months ended September 30, 2021 and 2020. Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are consistent with those discussed in detail in the Company’s December 31, 2020 Form 10-K.

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

3. INVENTORIES

Inventories, net of reserves of $703,000 and $407,000 as of September 30, 2021 and December 31, 2020, respectively, consisted of the following:

	September 30,	December 31,
	2021	2020
	(Amounts in Thousands)

Finished Goods	$5,498	$5,068
Raw Materials	7,343	6,442

Inventories - Net	$12,841	$11,510

4. LINE OF CREDIT AND OTHER BORROWINGS

On December 1, 2017, the Company agreed to a new Amended and Restated Revolving Line of Credit Note (the “Line”) and Third Amendment to the Loan Agreement with Santander Bank, N.A. (the “Bank”). The Company established a line of credit facility in the maximum amount of $15,000,000, maturing on December 1, 2022, with funds available for working capital purposes and other cash needs. The loan is unsecured. The loan agreement provides for the payment of any borrowings under the agreement at an interest rate range of either LIBOR plus 0.75% to plus 1.75% (for borrowings with a fixed term of 30, 60, or 90 days), or, Prime Rate up to Prime Rate plus 0.50% (for borrowings with no fixed term other than the December 1, 2022 maturity date), depending upon the Company’s then existing financial ratios. Currently, the Company’s ratio would allow for the most favorable rate under the agreement’s range, which would be a rate of 0.83%. The Company is also required to pay on a quarterly basis an unused facility fee of 10 basis points of the average unused balance of the note. The Company may terminate the line at any time during the five-year term, as long as there are no amounts outstanding.

During the quarter ended June 30, 2020, in an effort to ensure liquidity and secure all available resources during the COVID-19 pandemic, the Company borrowed the full amount of its capacity on the line of $15,000,000 at the prime rate of 3.25%. The Company repaid this amount in full prior to the end of such quarter, and as of December 31, 2020, had no borrowings on its line of credit. As of September 30, 2021, the Company also had no outstanding borrowings on its line of credit.

The Company was in compliance with all debt covenants as of September 30, 2021 and December 31, 2020.

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

The Company has salary continuation agreements with current and/or past employees. These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement. The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments associated with these agreements is $460,000 at September 30, 2021, of which $412,000 is included in Other Long Term Liabilities, and the remaining current portion of $48,000 is included in Other Liabilities, associated with the applicable retirement benefit payments over the next twelve months. The December 31, 2020 liability of $499,000 had $436,000 reported in Other Long Term Liabilities, and a current portion of $63,000 in Other Liabilities.

The Company has obtained and is the beneficiary of life insurance policies with respect to current and/or past employees. The cash surrender value of such policies (included in Other Long Term Assets) amounts to $1,625,000 at September 30, 2021 and $1,556,000 at December 31, 2020.

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

Lastly, as provided in Item 7 under the “Tabular Disclosure of Contractual Obligations and Off-Balance Sheet Arrangements”, of the Company’s December 31, 2020 Form 10-K, the Company has numerous purchase obligations in place for the forthcoming year, largely related to the Company’s core material inventory components.

Contingencies:

In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations, and claims (collectively, the “Claims”). The Claims generally relate to potential lightning damage to our flexible gas piping products, which impact legal and product liability related expenses. The Company does not believe the Claims have legal merit, and therefore has commenced a vigorous defense in response to the Claims. It is possible that the Company may incur increased litigation costs in the future due to a variety of factors, including a higher number of Claims, higher legal costs, and higher insurance deductibles or retentions.

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

The Company was made aware of a potential legal liability regarding a legal dispute in the U.K., in which the Company’s subsidiary, Omega Flex Limited (“OFL”), was the claimant. After withdrawing the claim, the court determined that OFL was responsible for the defendant’s costs (including a portion of its attorneys’ fees). The Company reached an initial agreement during the fourth quarter of 2020 and made a payment of £320,000 accordingly. A nominal liability remains at September 30, 2021 and December 31, 2020 approximating any outstanding amounts that may potentially be due as part of the final arrangement.

The Company has in place commercial general liability insurance policies that cover most Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $2,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $2,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims as of September 30, 2021 is estimated to not exceed approximately $7,300,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the condensed consolidated financial statements primarily represents an accrual for legal costs for services previously rendered, and outstanding or anticipated settlements for Claims. The liabilities recorded on the Company’s books at September 30, 2021 and December 31, 2020 were $709,000 and $642,000, respectively, and are included in Other Liabilities.

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

Grants of Phantom Stock Units. As of December 31, 2020, the Company had 13,252 unvested units outstanding, all of which were granted at Full Value. On February 18, 2021, the Company granted an additional 2,412 Full Value Units with a fair value of $146.06 per unit on grant date, using historical volatility. In February 2021, the Company paid $1,214,000 for the 7,750 fully vested and matured units that were granted during 2017, including their respective earned dividend values. In August 2021, the Company paid $195,000 for the 1,250 fully vested and matured units that were granted during August 2017, including their respective earned dividend values. On August 25, 2021, the Company granted an additional 808 Full Value Units with a fair value of $144.81 per unit on grant date, using historical volatility. On August 27, 2021, 1,212 unvested Full Value Units were forfeited. As of September 30, 2021, the Company had 8,358 unvested units outstanding.

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

Topic 718 requires forfeitures either to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates to derive an estimate of awards ultimately to vest or to recognize the effect of any forfeited awards for which the requisite vesting period is not completed in the period that the award is forfeited.

The Company recognizes the reversal of any previously recognized compensation expense on forfeited awards in the period that the award is forfeited. For the three and nine months ended September 30, 2021, the reversal of $56,000 of previously recognized compensation expense was recognized on 1,212 nonvested forfeited Units.

The total Phantom Stock related liability as of September 30, 2021 was $2,500,000 of which $1,254,000 is included in Other Liabilities, as it is expected to be paid within the next twelve months, and the balance of $1,246,000 is included in Other Long Term Liabilities. At December 31, 2020, the total Phantom Stock liability was $3,331,000, with $1,378,000 in Other Liabilities, and $1,953,000 included in Other Long Term Liabilities.

Related to the Phantom Stock Plan, in accordance with Topic 718, the Company recorded compensation expense of approximately $579,000 and $1,406,000 for the nine months ended September 30, 2021 and 2020, respectively, and $102,000 and $1,264,000 for the three months ended, respectively. Compensation expense for a given period largely depends upon fluctuations in the Company’s stock price.

The following table summarizes information about the Company’s nonvested phantom stock Units at September 30, 2021:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested at December 31, 2020	13,252	$72.61
Granted	3,220	$145.75
Vested	(6,902)	$68.34
Forfeited	(1,212)	$95.92
Canceled	—	—
Nonvested at September 30, 2021	8,358	$100.93
Phantom Stock Unit Awards Expected to Vest	8,358	$100.93

The total unrecognized compensation costs calculated at September 30, 2021 are $968,000 which will be recognized through August of 2024. The Company will recognize the related expense over the weighted average period of 1.2 years.

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

At September 30, 2021, the Company has recorded right-of-use assets of $3,464,000, and a lease liability of $3,462,000, of which $404,000 is reported as a current liability. At December 31, 2020, the Company had recorded right-of-use assets of $493,000, and a lease liability of $499,000, of which $247,000 was reported as a current liability. The respective weighted average remaining lease term and discount rate are approximately 13.03 years and 1.1% as of September 30, 2021.

Rent expense for the operating leases was approximately $108,000 and $312,000 for the three and nine months ended September 30, 2021 and $76,000 and $225,000 for the three and nine months ended September 30, 2020.

Future minimum lease payments, inclusive of interest, under non-cancelable leases as of September 30, 2021 is as follows:

Twelve Months Ending September 30,	Operating Leases
(Amounts in thousands)
2022	$404
2023	311
2024	278
2025	212
2026	207
Thereafter	2,050
Total Minimum Lease Payments	$3,462

8. SHAREHOLDERS’ EQUITY

As of September 30, 2021 and December 31, 2020, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share. For both periods, the total number of outstanding shares was 10,094,322, shares held in Treasury was 59,311, and total shares issued was 10,153,633.

During 2021 and 2020, upon approval of the Board of Directors (the “Board”) the Company has declared and paid dividends, as set forth in the following table:

Dividend Declared		Dividend Paid
Date	Price Per Share	Date	Amount
September 15, 2021	$0.30	October 4, 2021	$3,028,000
June 9, 2021	$0.30	July 6, 2021	$3,027,000
March 24, 2021	$0.28	April 14, 2021	$2,827,000
December 11, 2020	$0.28	January 5, 2021	$2,826,000
September 23, 2020	$0.28	October 13, 2020	$2,827,000
June 24, 2020	$0.28	July 13, 2020	$2,826,000
March 31, 2020	$0.28	April 17, 2020	$2,827,000
December 14, 2019	$0.28	January 3, 2020	$2,826,000

In addition to the above dividend amounts, there were dividends approved by the Company’s foreign subsidiary during September 2021, which amounted to an outlay of cash of $129,000 to the foreign subsidiary’s noncontrolling interest.

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

9. RELATED PARTY TRANSACTIONS

From time to time the Company may have related party transactions (“RPTs”). In short, RPTs represent any transaction between the Company and any Company employee, director or officer, or any related entity, or relative, etc. The Company performs a review of transactions each year to determine if any RPTs exist, and if so, determines if the related parties act independently of each other in a fair transaction. Through this investigation the Company noted a limited number of RPTs which are disclosed hereto. First, legal and accounting fees of $117,000 were paid on behalf of three affiliated shareholders during the first two quarters of 2021 for the filing of a registration statement with the SEC (Form S-3) which allowed for the resale of up to 300,000 shares of common stock owned by the affiliated shareholders. The legal and accounting fees are to be repaid to the Company by the three affiliated shareholders, and that amount is reported in Other Current Assets. Legal services for the Form S-3 and for other legal services were performed by a firm which formerly employed one member of the board. Second, on occasion the Company shares a small portion of services with its former parent Mestek, Inc., mostly related to board meeting expenses. Finally, the Company is aware of transactions between a few service providers which employ individuals with associations to Omega Flex employees. In all cases, these transactions have been determined to be independent transactions with no indication that they are influenced by the related relationships. Other than as disclosed above, the Company is currently not aware of any RPTs between the Company and any of its current directors or officers outside the scope of their normal business functions or expected contractual duties.

10. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred through the date of this filing. During this period, no events came to the Company’s attention that would impact the condensed consolidated financial statements for the period ended September 30, 2021.

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

CHANGES IN FINANCIAL CONDITION

For the period ended September 30, 2021 vs. December 31, 2020

The Company’s cash balance of $27,245,000 at September 30, 2021, increased $3,612,000 (15.3%) from the $23,633,000 balance at December 31, 2020 mainly the result of income generated from operations during 2021, less dividends of $8,809,000 paid during the first nine months of 2021. The condensed consolidated statement of cash flows is provided on page 8 which provides further details regarding changes in cash.

Accounts Receivable was $22,115,000 and $20,077,000 as of September 30, 2021, and December 31, 2020, respectively, increasing $2,038,000 or 10.2%. This is mostly timing related, associated with higher sales during the current quarter compared to the fourth quarter of last year.

RESULTS OF OPERATIONS

Three months ended September 30, 2021 vs. September 30, 2020

The Company reported comparative results from continuing operations for the three months ended September 30, 2021 and 2020 as follows:

	Three months ended September 30,
	(in thousands)
	2021	2021	2020	2020
	($000)%		($000)%
Net Sales	$31,725	100.0%	$27,087	100.0%
Gross Profit	$20,039	63.2%	$17,266	63.7%
Operating Profit	$8,326	26.2%	$6,379	23.6%

Net Sales. The Company’s 2021 third quarter sales of $31,725,000 increased $4,638,000 or 17.1% compared to the third quarter of 2020, which generated sales of $27,087,000. The increase in sales resulted primarily from an increase in pricing actions which the Company took to offset material cost pressure and to protect margins.

Gross Profit. The Company’s gross profit margins were 63.2% and 63.7% for the three months ended September 30, 2021 and 2020, respectively. The Company experienced higher material prices which largely have been offset by the pricing actions noted above.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $4,876,000 and $3,991,000 for the three months ended September 30, 2021 and 2020, respectively, representing an increase of $885,000 or 22.2%. The increase was primarily related to higher staffing costs, as resources were added, and freight expenses, which move in relation to sales. Selling expenses as a percent of net sales were 15.4% and 14.7% for the three months ended September 30, 2021 and 2020, respectively.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $5,724,000 and $5,951,000 for the three months ended September 30, 2021 and 2020, respectively, thus decreasing by $227,000 or 3.8%. The most notable decrease related to a decrease in phantom stock expense of $1,162,000, driven by the change in the Company’s stock price between periods, as discussed in detail in Note 6, Stock Based Plans, to the condensed consolidated financial statements included in this report, partially offset by an increase in incentive compensation associated with higher profitability and by higher legal and product liability related defense costs. As a percentage of sales, general and administrative expenses decreased to 18.0% for the three months ended September 30, 2021 from 22.0% for the three months ended September 30, 2020.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $1,113,000 and $945,000 for the three months ended September 30, 2021 and 2020, respectively, increasing by $168,000 or 17.8%, partially associated with an increase in staffing and development and certification related costs required for the progression of various promising applications. Engineering expenses as a percentage of sales, were essentially the same at 3.5% for the three months ended September 30, 2021, and 2020.

Operating Profits. Reflecting all of the factors mentioned above, operating profits were $8,326,000 and $6,379,000 for the quarters ended September 30, 2021 and 2020, respectively, increasing by $1,947,000 or 30.5%. As a percentage of sales, operating profits increased, being 26.2% and 23.6% for the three months ended September 30, 2021 and 2020, respectively.

Interest Income (Expense). Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. The Company recorded $10,000 and $6,000 of interest income for the quarters ended September 30, 2021 and 2020, respectively.

Other Income (Expense). Other Income (Expense) primarily consists of foreign currency exchange gains (losses) on transactions settled in currencies other than the Company’s local currency, typically related to the Company’s foreign U.K. subsidiaries. There was expense of $19,000 and income of $19,000 recorded for the quarters ended September 30, 2021 and 2020, respectively.

Income Tax Expense. Income Tax Expense was $2,160,000 for the third quarter of 2021, compared to $1,576,000 for the same period in 2020, increasing $584,000 or 37.1%, mostly the result of the increase in income before taxes.

Nine months ended September 30, 2021 vs. September 30, 2020

The Company reported comparative results from operations for the nine month periods ended September 30, 2021 and 2020 as follows:

	Nine months ended September 30,
	(in thousands)

	2021	2021	2020	2020
	($000)%		($000)%
Net Sales	$94,554	100.0%	$74,171	100.0%
Gross Profit	$59,296	62.7%	$46,297	62.4%
Operating Profit	$25,064	26.5%	$17,110	23.1%

Net Sales. The Company’s 2021 sales for the first nine months of 2021 of $94,554,000 increased $20,383,000 or 27.5% compared to the first nine months of 2020, which generated sales of $74,171,000. The increase in sales was two-fold, resulting primarily from an increase in unit volume, and to a lesser extent by pricing actions which the Company took to offset material cost pressure and to protect margins. Sales during the first nine months of 2020 were partially impeded by the COVID-19 pandemic.

Gross Profit. The Company’s gross profit margins were 62.7% and 62.4% for the nine months ended September 30, 2021 and 2020, respectively.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $14,625,000 and $12,045,000 for the nine months ended September 30, 2021 and 2020, respectively, representing an increase of $2,580,000 or 21.4%. The increases primarily related to freight and commissions, which are variable costs and thus increased in relation to sales volume. Other less significant increases were noted in staffing, as resources were added. Selling expenses decreased as a percent of net sales compared to last year, being 15.5% for the nine months ended September 30, 2021, and 16.2% for the nine months ended September 30, 2020.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $16,281,000 and $14,056,000 for the nine months ended September 30, 2021 and 2020, respectively, thus increasing by $2,225,000 or 15.8%. Incentive compensation increased $1,561,000 over last year due to higher operating profits. Additional higher items include legal and product liability related defense costs and director fees due to a revised arrangement resulting from an independent study performed to align board compensation with comparable peers. These higher items were partially offset by a decrease in phantom stock expense between years, driven by the change in the Company’s stock price between periods, as discussed in detail in Note 6, Stock Based Plans, to the condensed consolidated financial statements included in this report. As a percentage of sales, general and administrative expenses decreased to 17.2% for the nine months ended September 30, 2021 from 19.0% for the nine months ended September 30, 2020.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $3,326,000 and $3,086,000 for the nine months ended September 30, 2021 and 2020, respectively, increasing by $240,000 or 7.8%. Engineering expenses decreased as a percentage of sales, being 3.5% for the nine months ended September 30, 2021, and 4.2% for the same period in 2020.

Operating Profits. Reflecting all of the factors mentioned above, operating profits were $25,064,000 and $17,110,000 for the nine months ended September 30, 2021 and 2020, respectively, increasing by $7,954,000 or 46.5%.

Interest Income (Expense). Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. The Company recorded $27,000 of interest income and $46,000 of interest expense during the first nine months of 2021 and 2020, respectively. The Company had borrowed $15,000,000 on its line of credit for a portion of the second quarter of 2020 to ensure liquidity during the COVID-19 crisis, which created the interest expense during that period.

Other Income (Expense). Other Income (Expense) primarily consists of foreign currency exchange gains (losses) on transactions settled in currencies other than the Company’s local currency, typically related to the Company’s foreign U.K. subsidiaries. There was income of $6,000 recorded during the first nine months of 2021, but expense of $112,000 during the first nine months of 2020. The British Pound had weakened in 2020 as a result of the pandemic impacting the economy.

Income Tax Expense. Income Tax Expense was $6,441,000 for the first nine months of 2021, compared to $4,188,000 for the same period in 2020, increasing $2,253,000 or 53.8%, mostly the result of the increase in income before taxes.

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

As of September 30, 2021, the Company had a cash balance of $27,245,000. Additionally, the Company has a $15,000,000 line of credit available, as discussed in detail in Note 4, which had no borrowings outstanding upon it as of September 30, 2021. At December 31, 2020, the Company had a cash balance of $23,633,000, with no borrowings against the line of credit.

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For the nine months ended September 30, 2021, the Company’s operating activities provided cash of $13,164,000, compared to the nine months ended September 30, 2020 which provided cash of $11,341,000, a difference of $1,823,000. For details of the operating cash flows refer to the unaudited condensed consolidated statements of cash flows in Part I – Financial Information on page eight.

As a general trend, the Company tends to deplete or generate lower amounts of cash early in the year, as significant payments are typically made for accrued promotional incentives, incentive compensation, and taxes. Cash has then historically shown a tendency to be restored and accumulated during the latter portion of the year.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2021 and 2020 was $720,000 and $381,000, respectively for capital expenditures.

Financing Activities

All financing activities relate to dividend payments, which are detailed in Note 8, Shareholders’ Equity. Dividend payments through the first nine months of 2021 and 2020, amounted to $8,809,000 and $8,479,000, respectively. See Note 4, Line of Credit and Other Borrowings, for a description of borrowings and repayments during the second quarter of 2020.

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

Item 4 – Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

At the end of the fiscal third quarter of 2021, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission. The Company’s management, including the chief executive officer and principal financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934. Based on that evaluation, the chief executive officer and principal financial officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

(b) Changes in Internal Controls.

There was no change in the Company’s “internal control over financial reporting” (as defined in rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the nine month period covered by this Report on Form 10-Q that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting subsequent to the date the chief executive officer and principal financial officer completed their evaluation.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 – Other Information

None.

Item 6 - Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Omega Flex, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Interim Finance Director (Principal Financial Officer) of Omega Flex, Inc. pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Interim Finance Director (Principal Financial Officer) of Omega Flex, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA FLEX, INC.
(Registrant)

Date: November 5, 2021	By:	/s/ Matthew F. Unger
Matthew F. Unger
Interim Finance Director
(Principal Financial Officer)

-35-