Form 10-K
period 2021-12-31
Omega Flex, Inc.
filed 2022-03-14
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2021, the last business day of the second quarter of 2021, was $451,306,661.

The number of shares of common stock outstanding as of March 1, 2022 was 10,094,322.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated by reference from the registrant’s definitive proxy statement (to be filed pursuant to Regulation 14A no later than 120 days after the year ended December 31, 2021, or April 30, 2022) for the 2022 annual meeting of shareholders.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of the date of this annual report statement. We undertake no obligation to update the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions, or circumstances.

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

Industry Overview

The flexible metal hose industry is highly fragmented and diverse, with more than 10 companies producing flexible metal hose in the U.S., and at least that many in Europe and Asia. Because of its simple and ubiquitous nature, flexible metal hose can be applied and has been applied to a number of different applications across a broad range of industries.

The major market categories for flexible metallic hose include (1) automotive, (2) aerospace, (3) residential, commercial, and institutional construction, and (4) general industrial. Omega Flex participates in the latter two markets for flexible metallic hose. The residential and commercial construction markets utilize corrugated stainless steel tubing (CSST) primarily for flexible gas piping, double containment piping for conveying diesel fuel and gasoline from a storage tank to a dispenser or back-up generator. The Company utilizes corrugated copper tubing for medical gases in medical care facilities, including hospitals, clinics, dental and veterinary offices, and long-term care facilities. The general industrial market includes all of the processing industries, the most important of which include primary steel, petrochemical, pharmaceutical, and specialty applications for the transfer of fluids at both extremely low and high temperatures, (such as the conveying of cryogenic liquids) and a highly fragmented OEM market, as well as the maintenance and repair market.

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

Development of Business

Incorporated in 1975 under the name of Tofle America, Inc., the Company was originally established as the subsidiary of a Japanese manufacturer of flexible metal hose. For a number of years, the Company was a manufacturer of flexible metal hose that was sold primarily to customers using the hose for incorporation into finished assemblies for industrial applications. The Company later changed its name to Omega Flex, Inc., and in 1996, the Company was acquired by Mestek, Inc. (Mestek).

In January 2005, Mestek announced its intention to distribute its equity ownership in our common stock to the Mestek shareholders. A registration statement for the Omega Flex common stock was filed with the Securities and Exchange Commission and the registration statement was declared effective on July 22, 2005. The Company also listed its common stock on the NASDAQ National Market (now the NASDAQ Global Market) under the stock symbol “OFLX” and began public trading of the common stock on August 1, 2005.

Over the years, most of the Company’s business has been generated from Omega Flex, Inc., and concentrated in North America, but the Company also has foreign subsidiaries located in the U.K., which are largely focused on European and other international markets. The Company also has a local subsidiary which owns the Company’s Exton, Pennsylvania real estate.

Overview of Current Business

Strategy

The Company’s strategy has been, and continues to be, focused on its core strengths in the development, manufacture, and sale of flexible metal hose for use in a variety of applications. The Company is uniquely situated to exploit its capabilities in this area due to its long experience in engineering and bringing new products to market, and its proprietary rotary process, which permits the Company to manufacture flexible metal hose with superior quality and efficiency as compared to its competitors. The Company’s strategy is to develop flexible metal products in new and developing markets that would recognize and compensate for the value-added propositions that each product brings to that industry. Typically, this would involve a new flexible metal hose that replaces traditional rigid products, and thereby improve the quality of the installed product, increase installation efficiency, and provide an overall cost and time savings. Examples of such new products are our flexible gas piping sold under the TracPipe ® CounterStrike® trademarks, our new MediTrac® corrugated medical gas tubing, and our DoubleTrac® double-containment piping. In each instance, the products we bring to market offers customers superior quality, expanded applications due to the product’s flexibility, and reduced total costs. The Company seeks to protect its investments in product development by seeking and obtaining patent protection for new and unique features of its products.

Sales, Products and Customers

The Company’s business is managed as a single operating segment that consists of the manufacture and sale of flexible metal hose, fittings, and accessories.

We sell our products to customers scattered across a wide and diverse set of industries ranging from construction to pharmaceutical with close to 10,100 customers on record. These sales channels include sales through independent sales representatives, distributors, OEM, direct sales, and sales through our website on the internet. We utilize various distribution companies in the sale of our TracPipe® and Counterstrike® flexible gas piping, and these distribution customers in the aggregate represent a significant portion of our business. In particular, the Company has one significant customer, whose various branches had sales in the range of 13% to 14% of total sales during the periods of 2019 to 2021 and was in the range of 7% to 18% of the Company’s accounts receivable balance over the last two years. All of this business is done on a purchase order basis for immediate resale commitments or stocking, and there are no long-term purchase commitments. In the event we were to lose an account, we would not expect any long-term reduction in our sales due to the broad end-user acceptance of our products. We would anticipate that in the event of a loss of any one or more distributors, that after an initial transition period, the sale of our products would resume at or near their historical levels. Furthermore, in the case of certain national distribution chains, which is the case regarding the Company’s largest customer noted above, and other distributors, it is possible that there would continue to be purchasing activity from one or more regional or branch distribution customers. We sell our products within North America, primarily in the U.S. and Canada, and we also sell our products internationally, primarily in Europe through our manufacturing facility located in Banbury, U.K. Our sales outside of North America were in the range of 7% to 11% of our total sales during the last three years, with most of the sales occurring in the U.K. and elsewhere in Europe. We do not have a material portion of our long-lived assets located outside of the U.S.

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

The Company has had the most success within the residential construction industry with its flexible gas piping products, TracPipe®, which was introduced in 1997, and its more robust counterpart TracPipe® CounterStrike®, which came to market in 2004. Partnered with the development of our AutoFlare® and AutoSnap® patented fittings and accessories, both have enjoyed wide acceptance due to their reliability and durability. Within the residential construction industry, the flexible gas piping products that we offer and similar products offered by our competitors have sought to overcome the use of black iron pipe that has traditionally been used by the construction industry in the U.S. and Canada for the piping of fuel gases within a building. Prior to the introduction of the first CSST system in 1989, nearly all construction in the U.S. and Canada used traditional black iron pipe for gas piping. However, the advantages of CSST in areas subject to high incidence and likelihood of seismic events had been first demonstrated in Japan. In seismic testing, the CSST was shown to withstand the stresses on a piping system created by the shifting and movement of an earthquake better than rigid pipe. The advantages of CSST over the traditional black iron pipe also include lower overall installation costs because it can be installed in long uninterrupted lines within the building.

The flexibility of the tube allows it to be bent by hand without any tools when a change in direction in the line is required. In contrast, black iron pipe requires that each bend in the pipe have a separate fitting attached. This requires the installer to thread the ends of the black iron pipe, apply an adhesive to the threads, and then screw on the fitting, all of which is labor intensive and costly, including testing and rework if the work is not done properly. As a result of these advantages, the Company estimates that CSST now commands over one-half of the market for fuel gas piping in new and remodeled residential construction in the U.S., and the use of rigid iron pipe, and to a lesser degree copper tubing, accounts for the remainder of the market. The Company plans to continue its growth trend by demonstrating its advantages against other technologies, in both the residential and commercial markets, in both the U.S. and overseas in geographic areas that have access to natural gas distribution systems.

As previously mentioned, in 2004, the Company introduced a new brand of flexible gas piping sold under the registered trademark “CounterStrike®”. CounterStrike® is designed to be more resistant to damage from transient electrical arcing. This feature is particularly desirable in areas that are subject to high levels of lightning strikes, such as the Southeast and Ohio Valley sections of the U.S. In a lightning strike, the electrical energy of the lightning can energize all metal systems and components in a building. This electrical energy, in attempting to reach ground, may arc between metal systems that have different electrical resistance, and arcing can cause damage to the metal systems. In standard CSST systems, an electrical bond between the CSST and the building’s grounding electrode would address this issue, but lightning is an extremely powerful and unpredictable force. CounterStrike® CSST is designed to be electrically conductive and therefore disperse the energy of any electrical charge over the entire surface of the CounterStrike® line. In 2007, the Company introduced a new version of CounterStrike® CSST that was tested to be even more resistant to damage from electrical arcing than the original version, and substantially more effective than standard CSST products. As a result of its robust performance, the new version of CounterStrike® has been widely accepted in the market, and thus during 2011, the Company made the decision to sell exclusively CounterStrike® within the U.S. This move demonstrated the Company’s commitment to innovation and safety, and further enhanced our leadership in the marketplace.

In 2008, the Company introduced its first double containment piping product – DoubleTrac®. DoubleTrac® double containment piping has earned stringent industry certifications for its ability to safely contain and convey liquid fuels. DoubleTrac® received certification from Underwriters Laboratory, the testing and approval agency, that our product is fully compliant with UL971A, which is the product standard in the U.S. for metallic underground fuel piping, ULc S679 which is the product standard in Canada for metallic underground fuel piping, as well as approvals from other relevant state agencies that have more stringent testing procedures for the product. Additionally, DoubleTrac® is fully complaint to UL 1369, which is the bi-national USA and Canada standard for aboveground piping for flammable and combustible liquids. DoubleTrac® is one of a select few piping systems having listings and approvals for both belowground and aboveground piping systems. Similar to our flexible gas piping, DoubleTrac® provides advantages over older rigid pipe technologies. DoubleTrac® is made and can be installed in long continuous runs, eliminating the need for manually assembling rigid pipe junctions at the end of a pipe or at a turn in direction. In addition, DoubleTrac® has superior performance in terms of its ability to safely convey fuel from the storage tank to the dispenser, primarily because DoubleTrac® is essentially a zero permeation piping system, far exceeding the most stringent government regulations. Originally designed for applications involving automotive fueling stations running from the storage tank to the fuel dispenser, the ability of DoubleTrac® to handle a variety of installation challenges has broadened its applications to include refueling at marinas, fuel lines for back-up generators, and corrosive liquids at waste treatment plants. In short, in applications where double containment piping is required to handle potentially contaminating fluids or corrosive fluids, DoubleTrac® is engineered to handle those demanding applications.

DEF-Trac®, a complementary product which is very similar to DoubleTrac®, was brought to the marketplace in 2011. DEF-Trac® piping is specifically engineered to handle the demanding requirements for diesel emissions fluid (DEF). Federal regulations require all diesel engines to use DEF to reduce the particulate contaminants from the diesel combustion process. However, DEF is highly corrosive and cannot be pre-mixed with the diesel fuel. This requires that new diesel trucks and automobiles must have separate tanks built into the vehicle so that the diesel emissions fluid can be injected into the catalytic converter after the point of combustion. Similarly, a large portion of fueling stations carrying diesel fuel are now also selling DEF through a separate dispenser. In addition to being highly corrosive, DEF also has a high freezing temperature, requiring a heat trace in the piping in applications in northern areas of the U.S. DEF-Trac® flexible piping is uniquely suited to handle all of these challenges, as the stainless steel inner core is corrosion resistant, and DEF-Trac® also comes with options for heat trace that is extruded directly into the wall of the product. In summary, DEF-Trac® provides a complete solution to the demanding requirements of this unique application, as such, DEF-Trac® has been met with enormous acceptance from the industry that was searching for a solution to the new environmental requirement. The advantageous market position of DEF-Trac® has leveraged the penetration of DoubleTrac® into the broader market for automotive fueling applications.

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

In 2019, the Company commercialized MediTrac®, corrugated medical tubing (“CMT”), following its 2018 launch with several beta sites. Developed for the healthcare industry, the product can be used in hospitals, ambulatory care centers, dental, physician and veterinary clinics, laboratories, and any facility that uses medical gases (oxygen, nitrogen, carbon dioxide, etc.). Made from a copper alloy with an exterior fire-retardant jacket, MediTrac® is made and sold in long continuous-length rolls. MediTrac’s flexible nature and storage in rolls allows it to be transported to and installed in health care facilities much more easily and quickly than traditional medical grade rigid copper pipe, which comes in 20 foot long sections. MediTrac® is unrolled from a spool and installed in a medical facility in one long continuous length and is bent by hand when a change in direction is needed. The long lengths and ability to change direction with ease eliminates labor that would otherwise be needed to braze connections to straight sections of copper pipe or elbows or tees for changes in direction, while increasing installation efficiency and operational safety and minimizing downtime for healthcare facilities. Easy to assemble axial swaged brass fittings connect with all K, L and DWV medical tubing that is sized from ½” to 2” in diameter and provides a leak-tight seal using ordinary hand tools. The patent-pending fitting also prevents tampering or disassembly through the use of a tamper-proof sleeve that is required by the Health Care Facilities Code (NFPA 99 – 2018 edition). Rated for 185 psig, MediTrac® can deliver the necessary volume of gas wherever it is needed across a facility. A recent case study comparing the installation of rigid copper pipe and MediTrac® showed that MediTrac® increases installation efficiency by a factor of five (i.e., a 500% increase in efficiency). By reducing the number of joints and brazed connections, MediTrac® also reduces possible contamination into the medical gas system along with the fire risk associated with brazing. MediTrac® is currently listed to UL 1365 and has an ASTM E84 rating of 25/50 and meets all 2018 requirements of the Health Care Facilities Code (NFPA 99 – 2018).

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

In addition to the flexible gas piping and other previously described markets, our flexible metal hose is used in a wide variety of other applications. Our involvement in these markets is important because just as the flexible gas piping applications have sprung from our expertise in manufacturing metal hose, other applications may also evolve from our participation in the industry. Flexible metal hose is used in a wide variety of industrial and processing applications where the characteristics of the flexible hose in terms of its flexibility, and its ability to absorb vibration and thermal expansion and contraction, have substantial benefits over rigid piping. For example, in certain pharmaceutical processing applications, the process of developing the specific pharmaceutical may require rapid freezing of various compounds through the use of liquefied gases, such as liquefied nitrogen, helium or Freon. The use of flexible metal tubing is particularly appropriate in these types of applications. Flexible metal hose can accommodate the thermal expansion caused by the liquefied gases carried through the hose, and the total length of the hose will not significantly vary. In contrast, fixed or rigid metal pipe would expand and contract along its length as the liquid gases passed through it, causing stresses on the pipe junctions that would over time cause fatigue and failure. Alternatively, within certain industrial or commercial applications using steam, either as a heat source or in the industrial process itself, the pumps used to transfer the liquid or steam within the system are subject to varying degrees of vibration. Additionally, flexible metal hoses can also be used as connections between the pump and the intake of the fluids being transferred to eliminate the vibration effects of the pumps on the piping transfer system. All of these areas provide opportunities for the flexible metal hose arena, and thus the Company continues to participate in these markets, as it seeks new innovative solutions which will generate additional revenue streams for the future.

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

Markets and Competition

There are approximately 10 manufacturers of flexible metal hose in the U.S., and approximately that number in Europe and Asia. The U.S. manufacturers include Titeflex Corporation, Ward Manufacturing, Microflex, Hose Master, Pennflex, and several smaller privately held companies. No one manufacturer, as a general rule, participates in more than two of the major market categories, automotive, aerospace, residential and commercial construction, and general industrial, with most concentrating in just one. We estimate that we are at or near the top position of the two major categories in which we participate in regards to market share. In the flexible gas piping market, the U.S. market is currently concentrated in the residential housing market. Based on the reports issued by the national trade groups on housing construction, the level of acceptance of flexible gas piping in the construction market, and the average usage of flexible gas piping in a residential building, as well as through our sales position within that market, we are able to estimate with a high level of accuracy the size of the total gas piping market. In addition, the Company is a member of an industry trade group, which compiles and distributes sales statistics for its members relative to flexible gas piping. For other applications, industry trade groups collect and report on the size of the relevant market, and we can estimate our percentage of the relevant market based on our sales as compared to the market as a whole. The larger of our two markets, the construction industry, has seen a modest increase in the number of residential housing starts in 2021, as compared to the previous year. As discussed elsewhere, black iron pipe or copper tubing was historically used by all builders of commercial and residential buildings until the advent of flexible gas piping and changes in the relevant building codes. Since that time, flexible gas piping has taken an increasing share of the total amount of fuel gas piping used in construction.

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

Resources and Raw Materials

We use various materials in the manufacture of our products, primarily stainless steel for our flexible metal hose and plastics for our jacketing material on TracPipe® CounterStrike® flexible gas piping and DoubleTrac® double containment piping, as well as a copper alloy for our MediTrac® CMT. We also purchase all of our proprietary fittings for use with the TracPipe® and CounterStrike® flexible gas piping, DoubleTrac® double containment piping, and MediTrac® CMT. Although we have multiple sources qualified for all of our major raw materials and components, we have historically used only one or two sources of supply for such raw materials and components. Our current orders for stainless steel and fittings are each placed with one or two suppliers. If any one of these sources of supply were interrupted for any reason, then we would have to devote additional time and expense in obtaining the same volume of supply from our other qualified sources. This potential transition, if it were to occur, could affect our operations and financial results during the period of such transition. During 2021, the commodity prices of nickel and copper were higher compared to last year. Nickel is a prime material in stainless steel which the Company utilizes to manufacture CSST, and copper is a key component of the Company’s brass fittings and our MediTrac® CMT. Fortunately, the Company was able to maintain reasonably stable margins during 2021. This was mainly accomplished by implementing our own pricing actions to help offset the upward movements in the respective material markets. We believe that with our purchase commitments for stainless steel, polyethylene and for our proprietary fittings, we have adequate sources of supply for these raw materials and components. Like most other manufacturers, we had sporadic supply chain issues in 2021, but we believe our multiple suppliers have sufficient raw materials and capacity minimizing any potential disruption. We believe that the supply sufficiency of stainless steel will continue until there is a reduction in global capacity, such as mine closures, which would then cause a constriction. Volatility in the commodities marketplace and competitive conditions in the sale of our products could potentially restrict us from passing along raw materials or component part price increases to our customers.

Business Seasonality

The demand for our flexible piping products that are related to construction activity including TracPipe®, Counterstrike®, DoubleTrac® and MediTrac®, may be affected by the construction industry’s demand, which generally tightens during the winter months of each year due to cold and inclement weather. Accordingly, sales are usually higher in the spring, summer, and fall.

Government Regulations including Environmental Regulations

The Company believes that its businesses and operations, including its manufacturing plants and equipment, are in substantial compliance with all applicable government laws and regulations, including those related to environmental, consumer protection, international trade, labor and employment, human rights, tax, anti-bribery, and competition matters. Any additional measures to maintain compliance are not expected to materially affect the Company’s capital expenditures (including expenditures for environmental control facilities), competitive position, financial position, or results of operations.

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

Human Capital

We believe that our employees are the foundation of the innovative ideas necessary for the advancement of our products, and success of our Company. Our employees are the conduits to successful relationships with our customers, vendors, and various business partners, as well as the custodians of a safe and efficient operation of our assets ending with a highly satisfied customer. The Company fosters a collaborative, inclusive, and safety-minded work environment, with a focus on ingenuity. We seek to identify the most highly qualified talent for our organization, enabling us to execute on our strategic objectives of providing the most innovative and technologically advanced flexible metal hose products in the market. To attract and retain employees, the Company offers competitive wages across all levels, and maintains a superior package of employee benefits, including medical insurance, life insurance, and retirement and savings programs, for all employees, as well as executive compensation plans as described in our proxy statement.

As of December 31, 2021, the Company had 170 employees. Most of our employees are located in our manufacturing facilities in Exton, Pennsylvania, which contain our factory personnel, engineering, finance, human resources and most of our sales staff. Our factory workforce in Exton, Pennsylvania, is not party to a collective bargaining agreement. A small number of employees work at our facility in Houston, Texas. We also maintain an office in Middletown, Connecticut where certain management, sales and administrative personnel are assigned. A number of individual sales personnel are also scattered across the U.S. We also maintain a manufacturing facility in Banbury, U.K., which contains employees of similar functions to those in the U.S., but on a much smaller scale, including a small presence in France. The sales personnel in England and France handle all sales and service for our products in Europe, most notably the U.K., and the majority of our transactions with other international territories.

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

Intellectual Property

We have a comprehensive portfolio of intellectual property, including approximately 247 patents issued in various countries around the world. The patents cover (a) the fittings used by the flexible gas piping to join the piping to a junction or assembly, (b) pre-sleeved CSST for use in underground applications, (c) an electrically conductive jacket for flexible gas piping that we sell under the trademark CounterStrike®, (d) a tubing containment system for our DoubleTrac® double containment piping, and (e) fittings for use with our MediTrac® corrugated medical tubing. Our AutoSnap® fitting is a prominently used product with flexible gas piping because it offers a metal-to-metal seal between the fitting and the tubing, and because of its robustness and ease of use. The metal-to-metal contact provides for a longer lasting and more reliable seal than fittings which use gaskets or sealing compounds that can deteriorate over time. In applications involving fuel gases in a building, the ability to maintain the seal and prevent the leaking of such gases over long periods of time is valued by our customers. In addition, the AutoSnap® fitting provides the installer with greater ease of use by preassembling all the securing elements inside the body of the fitting. We also have received a patent for the composition of the polyethylene jacket used in our CounterStrike® flexible gas piping product, which has increased ability to dissipate electrical energy in the event of a nearby lightning strike. The tubing containment system of our DoubleTrac® double containment piping, which is also patented in the U.S. and in other countries, allows for the monitoring and collection of any liquids that may leak from the stainless steel containment layer. We have filed patent applications for the MediTrac® fittings to cover the unique requirements in the U.S. for fittings that permanently affix the fitting to the CMT system, and provides a tamper-proof connection to the CMT system. The expiration dates for the several patents covering the Counterstrike® patent will expire in 2025. We currently have several patent applications pending in the U.S. and internationally covering improvements to our AutoFlare® fittings and our CounterStrike® polyethylene jacket, and also have a patent pending on our MediTrac® fitting. Finally, and as mentioned above, our unique rotary process for manufacturing flexible metal hose has been developed over a number of years and constitutes a valuable trade secret.

Internet Website

You may learn more about our Company by visiting our website at www.omegaflexcorp.com. Among other things, you can access our filings with the Securities and Exchange Commission, which maintains a website at www.sec.gov that contains the Company’s various reports, proxy, and information statements. These filings include proxy statements, annual reports (Form 10-K), quarterly reports (Form 10-Q), and current reports (Form 8-K), as well as Section 16 reports filed by our officers and directors (Forms 3, 4 and 5). All of these reports will be available on the website as soon as reasonably practicable after we file the reports with the SEC. In addition, we have made available on our website under the heading “Compliance” the charters for the Audit, Compensation and Nominating/Governance Committees of our Board of Directors and our Code of Business Ethics. We intend to make available on our website any future amendments or waivers to our Code of Business Ethics. The information on our website is not part of this report.

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

The markets for flexible metal hose are intensely competitive. There are a number of competitors in all markets in which we operate, and generally none of these markets have one dominant competitor – rather a large number of competitors exist, each having a proportion of the total market. One or more of our competitors may develop technologies and products that are more effective, or which may cost less than our current or future products, or could potentially render our products noncompetitive or obsolete. Our prior success has been due to our ability to develop new products and product improvements, and establish and maintain an effective distribution network which to some extent came at the expense of several competing manufacturers. Our business, competitive position, results of operations or financial condition could be negatively impacted if we are unable to maintain and develop our competitive products.

We may not retain our independent sales organizations.

Almost all of the Company’s products and product lines are sold by outside sales organizations. These independent sales organizations or sales representatives are geographically dispersed in certain territorial markets across the U.S., Canada and elsewhere. These outside sales organizations are independent of us and are typically owned by the individual principals of such firms. We enter into agreements with such outside sales organizations for the exclusive representation or distribution of our products, but such agreements are generally for terms of one year or less. At the expiration of the agreement, the agent or distributor may elect to represent a different manufacturer. As a result, we have no ability to control which flexible metal hose manufacturer any such sales organization may represent or carry. The competition to retain quality outside sales organizations is also intense between manufacturers of flexible metal hose since it is these sales organizations that generally can direct the sales volume to distributors and, ultimately, contractors and installers in important markets across the country, and in other countries in which we operate. The failure to obtain the best outside sales organization within a particular geographic market can limit our ability to generate sales of our products. While we currently have a fully developed sales and distribution network of superior outside sales organizations, there can be no assurance that any one or more of the outside sales organizations will elect to remain with us, or that our competitors will not be able to disrupt our distribution network by causing one or more of our sales representatives to drop our product lines. Our business, competitive position, results of operation or financial condition could be negatively impacted if we cannot maintain adequate sales and distribution networks.

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

Some of our competitors have substantially more resources than are available to us as a stand-alone company. For example, in the CSST market, two of our competitors are divisions of large corporations with revenues measured in the billions of dollars. These competitors may be able to devote substantially greater resources to the development, manufacture, distribution, and sale of their products than would be available to us as a stand-alone company. One or more competitors may acquire several other competitors, or may be acquired by a larger entity, and through a combination of resources be able to devote additional resources to their businesses. These additional resources could be devoted to product development, reduced costs in an effort to obtain market share, greater flexibility in terms of profit margin as part of a larger business organization, increased investment in plant, machinery, distribution and sales concessions. As a stand-alone company, the resources that may be devoted by us to meet any potential developments by larger, well-financed competitors may be limited.

Our business may be subject to the impact of Brexit.

The Company’s main operating subsidiary, Omega Flex Limited, is headquartered in Banbury, England in the U.K. The result of the referendum held by the U.K. to withdraw from the European Union (“Brexit”) had created a level of uncertainty regarding the final terms of that withdrawal for a number of years, until an agreement was reached on December 24, 2020, by the U.K. and the European Union. While an agreement was reached, uncertainty still exists, and adherence to the new rules regarding border and customs controls could increase costs on materials imported into the U.K. and finished goods exported from the U.K. In addition, it is possible that logistical delays created by those controls could delay shipments of materials and supplies into the Banbury manufacturing plant and could also affect our ability to ship goods to customers outside of the U.K., into the European Union, Africa, and the Near East. Most of the business of Omega Flex Limited is domestic and should therefore not be unduly disrupted. However, the macroeconomic effects of Brexit on the economies of the U.K. and the European Union remain partially unknown, and those effects could dampen economic activity and the overall demand for the Company’s products in those markets. However, it is not expected that increased costs, logistical delays, nor possible economic declines in those markets would be material to the Company.

Our business may be subject to macroeconomic effects caused by increased trade tariffs and reduced international trade.

Recent events have caused various governments around the world to impose increased trade tariffs on imported goods. These increased tariffs may cause the cost of materials to rise and may add additional expense on exported goods. However, the Company does not believe that increased tariffs will materially affect the Company’s sales or gross profits, as most of the raw materials and supplies used to manufacture our products are sourced domestically in the U.S. Further, exports of our flexible gas piping products from our Exton, Pennsylvania facility are primarily to Canada, which recently agreed to a revised North American trade treaty, and to a lesser extent to the Caribbean and South America. Sales to Europe, Asia and Africa are primarily handled from our Banbury, England facility, which are not affected by U.S. trade tariffs and retaliatory tariffs but may be subject to other constraints as discussed in the Brexit risk factor, above.

Our international sales subject us to additional risks that can adversely affect our business, operating results, and financial condition.

During 2021, we derived 7% of our revenue from sales to customers located outside the U.S. Our ability to convince customers to expand their use of our products or renew their agreements with us are directly correlated to our direct engagement with such customers. To the extent that we are unable to engage with non-U.S. customers effectively, we may be unable to grow sales to international customers to the same degree we have experienced in the past.

Our international operations subject it to a variety of risks and challenges, including:

●	general economic or geopolitical conditions in each country or region;
●	the effects of a widespread outbreak of an illness or disease, or any other public health crisis, including the COVID-19 pandemic, in each country or region;
●	economic uncertainty around the world; and
●	compliance with U.S. laws and regulations imposed by other countries on foreign operations, including the Foreign Corrupt Practices Act, the U.K. Bribery Act, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our products in certain foreign markets, and the risks and costs of non-compliance.

For example, in response to the rapidly developing conflict between Russia and Ukraine, the U.S. has imposed and may further impose, and other countries may additionally impose, broad sanctions or other restrictive actions against governmental and other entities in Russia, and such sanctions or actions could cut off or impede the flow of raw materials for our products, including minerals that are used in our stainless steel and copper alloys. Additionally, further escalation of geopolitical tensions could have a broader impact that extends into other markets where we do business. Any of these risks could adversely affect our international sales, reduce our international revenues, or increase our operating costs, adversely affecting our business, financial condition, and operating results.

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

As a manufacturer of flexible metal hose, we must use certain raw materials in the manufacture of the hose. The primary raw material is stainless steel that is used in the forming of the hose, and various other steel products used in the wire braid overlay over some flexible metal hoses for additional strength and durability, as well as copper alloy for MediTrac® CMT. We also use polyethylene in pellet form for the forming and extrusion of a polyethylene jacket over CSST for use in fuel gas applications, underground installations, and other installations that require that the metal hose be isolated from the environment. Finally, we also purchase our proprietary brass and stainless steel fittings used with the flexible metal hose that provide a mechanical means of attaching the hose to an assembly or junction. We attempt to limit the effects of volatile raw material prices, and to ensure adequate and timely supply of material, by committing to annual purchase contracts for the bulk of our steel and polyethylene requirements, and for our fitting requirements. The contracts typically represent a significant portion of the Company’s annual planned usage and are set at a designated fixed price or a range of prices. These agreements sometimes require the Company to accept delivery of the commodity in the quantities committed, at the agreed upon prices. Transactions in excess of the pre-arranged commitments are conducted at current market prices at the Company’s discretion. The Company has identified multiple qualified vendors to produce or manufacture our critical purchase requirements. The Company does however tend to rely on one or two sources for each or our primary components to leverage the relationship and pricing. Therefore, there is no assurance that the Company would be able to eliminate all or most of the adverse effects of a sudden increase in the cost of materials or key components, or that the loss of one or more of our key sources would not lead to higher costs or a disruption in our business, which could damage our business, competitive position, results of operations or financial condition.

If we were to lose the services of one or more of our senior management team, we may not be able to execute our business strategy

Our future success depends in a large part upon the continued service of key members of our senior management team. The senior executives are critical to the development of our products and our strategic direction and have a keen knowledge of business operations and processes. Their unique abilities, experience and expertise cannot be easily duplicated or replaced. As much as possible, senior executives strive to educate and develop other layers of staff and succession planning, but the loss of any of our senior management could seriously harm our business.

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

We possess a wide array of intellectual property rights, including patents, trademarks, copyrights, and applications for the above, as well as trade secrets, manufacturing know-how, and other proprietary information. Certain of these intellectual property rights form the basis of our competitive advantage in the marketplace through a superior product design, a superior business process, superior manufacturing methods or other features that provide an advantage over our competitors. The intellectual property rights are sometimes subject to infringement or misappropriation by other organizations, and failing an amiable resolution, we may be forced to resort to legal proceedings to protect our rights in such intellectual property.

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

We may substantially increase our debt in the future or be restricted from accessing funds.

We are currently not carrying any long-term debt, although the Company has a line of credit facility available for use as described in Note 5, Line of Credit, to the Consolidated Financial Statements included in this report. We may consider borrowing funds for purposes of working capital, capital purchases, research and development, potential acquisitions, and business development. If we do use credit facilities, interest costs associated with any such borrowings and the terms of the loan could potentially adversely affect our profitability. Additionally, the current line of credit has debt covenants associated with it which may restrict the level of borrowing the Company may take on. Lack of access to financing, or desirable terms or at all, could damage our business, competitive position, results of operations or financial condition.

Changes in the method pursuant to which the LIBOR rates are determined and potential phasing out of LIBOR and adoption of SOFR after 2021 may affect our financial results.

Borrowings under our line of credit facility bear interest at variable rates based on LIBOR. The U.K.’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit rates for the calculation of LIBOR rates after 2021, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. The Federal Reserve Bank formed the Alternative Rates Committee (ARRC) to consider options for transitioning away from LIBOR. The ARRC selected the Secured Overnight Financing Rate (SOFR) as an appropriate replacement. SOFR is based on transactions in the overnight repurchase markets, which reflects a transaction-based rate on a large number of transactions, better reflecting current financing costs. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, or if new methods are implemented such as SOFR, interest rates on our current or future debt obligations may be adversely affected.

Our business may be subject to varying demands based on market interest rates.

Our TracPipe® and CounterStrike® flexible gas piping products are used in the construction industry, both in residential, commercial, and industrial segments, for the piping of fuel gas within a building. The demand for new or remodeled construction in the construction industry – and in particular the residential construction industry – is susceptible to fluctuations in interest rates charged by banks and other financial institutions as well as consumer demand. The purchasers of new or remodeled construction generally finance the construction or acquisition of the residential, commercial, or industrial buildings, and any increase in the interest rates on such financing will raise the acquisition cost of the potential purchaser. While interest rates are currently low, there is no guarantee that will remain the case in the future. If costs increase significantly, a higher amount of potential buyers may not be able to support the level of financing under a higher interest rate environment. Increased acquisition costs may lead to a decline in the demand for new or remodeled construction, and as a result may also lead to a reduced demand for our products used in construction industry, which could damage our business, competitive position, results of operations or financial condition.

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

The Company has operations in the U.K., and does business transactions elsewhere in the world outside of the U.S. While the magnitude of these transactions outside of the U.S. have thus far not been significant, and typically not in currencies of high volatility, it is possible that they could be material. Events such as Brexit, as described above, or other instances of political and economic turmoil or uncertainty, could create a weakened British Pound (“BP”) in comparison to other currencies. A weakened BP would in turn have a direct negative impact on the Company’s financial statements, as we would experience losses when settling transactions in other currencies, and experience unfavorable results due to the translation of financial statements with a lower exchange rate. During 2020 and 2021 there was not any notable impact due to currency volatility on the financial statements, but going forward, it is possible that the BP, other currencies that we engage in, or even the U.S. Dollar may weaken, and materially impact the financial position, operations, and liquidity of the Company.

A cyberattack or other computer system breach could harm us.

In recent years, the topic of cybersecurity, or the lack thereof, has been an issue of high concern. The Company currently maintains a robust firewall and other safeguards to either prevent or detect against nefarious actors looking to breach or infiltrate our data and has backup systems in place. The Company’s website is housed and maintained by a third party who maintain their own controls. The Company currently has a very low volume of sales coming through the internet, and processes very few credit card transactions. While it currently appears that the Company has a low level of risk related to cybercrime, the vulnerability still exists and could affect the Company negatively.

The COVID-19 pandemic affected and may continue to affect the business.

The ongoing global outbreak of coronavirus, which was declared a pandemic by the World Health Organization on March 11, 2020, and a national emergency by the President of the U.S. on March 13, 2020, has caused and is continuing to cause business slowdowns and shutdowns and turmoil in the financial markets both in the U.S. and abroad. The Company is monitoring the impact of the COVID-19 pandemic on its business, including how it has impacted and will impact the Company’s employees, customers, suppliers, and distribution channels. The COVID-19 pandemic, as well as the quarantines and other governmental and non-governmental restrictions that have been imposed throughout the world in an effort to contain or mitigate the spread of the coronavirus, has created significant volatility, uncertainty and economic disruption which affected and may continue to affect the Company’s business. For example, governmental authorities in several jurisdictions have and had ordered the cessation of all business activity that is and was deemed non-essential and, although the Company’s business has to date been deemed essential in many affected markets, there is a risk that these shutdown orders will be extended or expanded, or that similar shutdown orders will be implemented in other regions.

The Company is currently navigating through this unprecedented crisis without any government support from the U.S. Small Business Administration’s Paycheck Protection Program (“PPP”), and the nature and magnitude of the COVID-19 pandemic’s ultimate impact on the Company will depend on numerous evolving factors, future developments and cascading effects of the coronavirus pandemic that the Company is not able to predict, including: the duration and severity of the COVID-19 pandemic and the international actions and business restrictions that are being undertaken and implemented as a result of it; governmental, business and other responses to the COVID-19 pandemic, including the promotion of “social distancing,” the issuance of shelter in place orders and restrictions on the Company’s operations, and the possibility that government officials may mandate that the Company provide products or services; potential disruptions in the Company’s supply chain; the impact of the COVID-19 pandemic on the Company’s ability to execute its short-term and long-term business strategies and initiatives; the extent to which forced remote working arrangements reduce the Company’s ability to manage its business effectively; the extent to which staffing shortages due to members of the Company’s workforce being quarantined or exposed to the coronavirus may be detrimental to the Company’s operations; and the Company’s ability to maintain current levels of skilled headcount without the proceeds of a loan under the PPP (a “PPP Loan”) as a source of additional liquidity. Furthermore, while the Company timely returned the proceeds of a PPP Loan in 2020 that it initially received out of an abundance of caution in reliance on U.S. Treasury Department and Small Business Administration guidance that companies were able to do so without penalty, as the COVID-19 pandemic unfolds, federal or state governments (including government agencies such as the Treasury Department, the Small Business Administration or the Securities and Exchange Commission) could promulgate new statutes, regulations, guidance or relief measures, or rescind or modify existing statutes, regulations, guidance or relief measures, in a way that is detrimental to the Company or its business, including as a result of the Company’s prior application for a loan under the PPP.

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

Various other general and macroeconomic issues may impact the business

Conflicts, wars, natural disasters, infectious disease outbreaks (see Pandemic above) or terrorist acts could also cause significant damage or disruption to our operations, employees, facilities, systems, suppliers, supply chain, distributors, resellers, or customers in the U.S. and internationally for extended periods of time and could also affect demand for our products.

Risks Associated with Our Common Stock

The concentration of ownership of our common stock could impact its market price.

On December 31, 2021, approximately 70% of the issued and outstanding common stock is owned or controlled by inside affiliated parties to the Company, with the largest being: The Estate of John E. Reed, Stewart B. Reed, Kevin R. Hoben and Mark F. Albino. Stewart B. Reed currently serves on the Board of Directors, where he presides as Vice Chairman. Mr. Hoben and Mr. Albino also serve on the Board of Directors, with Mr. Hoben being the Chairman of the Board, and both are officers of the Company. This concentration of ownership may have the effect of reducing the volume of trading of the common stock on the NASDAQ. A decrease in trading volume could result in lower prices for the common stock because there is not a sufficient supply of shares to create a vibrant market for our shares on the NASDAQ, or inversely could drive the common stock price higher when demand exceeds supply.

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

Item 1B – UNRESOLVED STAFF COMMENTS

None.

Item 2 - PROPERTIES

The Company utilizes two facilities in Exton, Pennsylvania, which is located approximately one hour west of Philadelphia, Pennsylvania. One facility which is owned by the Company, contains approximately 83,000 square feet of manufacturing and office space. The other facility which is located nearby provides another 30,000 square feet of space, mostly used for manufacturing. The majority of the manufacturing of our flexible metal hose is performed at the Exton facilities. Also, within the U.S., the Company leases a facility in Houston, Texas, which contains manufacturing, stocking and sales operations, and a corporate office located in Middletown, Connecticut. In the U.K., the Company rents a facility in Banbury, England, which manufactures products and serves sales, warehousing, and operational functions as well.

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

PART II

Item 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is listed on the NASDAQ Global Market, under the symbol OFLX. The number of shareholders of record as of December 31, 2021, based on inquiries of the registrant’s transfer agent, was 321. For this purpose, shareholders whose shares are held by brokers on behalf of such shareholders (shares held in “street name”) are not separately counted or included in that total.

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

The following graph shows the changes on a cumulative basis in the total shareholder return on the Omega Flex common stock and compares those changes in shareholder return with the total return on the S&P 500 Index and the total return on the S&P 500 Building Products Index. The graph begins with a base value of $100 on December 31, 2016 and shows the cumulative changes over the last five years, ended on December 31, 2021. The graph assumes $100 was invested on December 31, in each of the three alternatives, and that all dividends have been reinvested.

Company / Index	Base Period 12/31/16	Indexed Returns – Year Ending
	12/16	12/17	12/18	12/19	12/20	12/21

Omega Flex, Inc.	100.00	129.31	99.36	205.69	282.57	247.79
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
S&P Building Products	100.00	111.53	84.34	125.09	158.76	233.18

Dividends

The Company currently has a policy of paying regular quarterly dividends, which is expected to continue. In addition, the Company may pay special dividends from time to time, as we did during December 2019. Further details regarding dividends are contained in Note 6, Shareholders’ Equity to the Consolidated Financial Statements included in this report.

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

Not applicable.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of the date of this Form 10-K. The Company undertakes no obligation to update the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions, or circumstances.

OVERVIEW

The Company is a leading manufacturer of flexible metal hose and is currently engaged in a number of different markets, including construction, manufacturing, transportation, petrochemical, pharmaceutical and other industries.

The Company’s business is managed as a single operating segment that consists of the manufacture and sale of flexible metal hose, fittings, and accessories. The Company’s products are concentrated in residential and commercial construction, and general industrial markets, with a comprehensive portfolio of intellectual property and patents issued in various countries around the world. The Company’s primary product, flexible gas piping, is used for gas piping within residential and commercial buildings. Through its flexibility and ease of use, the Company’s TracPipe® and TracPipe® CounterStrike® flexible gas piping, along with its fittings distributed under the trademarks AutoSnap® and AutoFlare®, allows users to substantially cut the time required to install gas piping, as compared to traditional methods. The Company’s newest product line MediTrac® corrugated medical tubing is used for piping medical gases (oxygen, nitrogen, nitrous oxide, carbon dioxide, and medical vacuum) in health care facilities. Building on the recognized strengths and strategies employed in the flexible gas piping market, MediTrac® can be used in place of rigid copper pipe, and due to its long continuous lengths and flexibility, it can be installed approximately five times faster than rigid copper pipe, saving on installation labor and construction schedules. The Company’s products are manufactured at its Exton, Pennsylvania and Houston, Texas facilities in the U.S., and in Banbury, Oxfordshire in the U.K. A majority of the Company’s sales across all industries are generated through independent outside sales organizations such as sales representatives, wholesalers and distributors, or a combination of both. The Company has a broad distribution network in North America and to a lesser extent in other global markets.

CHANGES IN FINANCIAL CONDITION

The Company’s cash balance of $32,913,000 at December 31, 2021 increased $9,280,000 (39.3%) from a $23,633,000 balance at December 31, 2020. The primary reason for the increase in cash related to income generated from operations during 2021. This was partially offset by dividend payments during 2021 totaling $14,867,000, as detailed in Note 6, Shareholders’ Equity, to the Consolidated Financial Statements included in this report. See the Company’s Consolidated Cash Flow Statement for further details regarding the change in cash.

Inventory was $15,565,000 and $11,510,000 as of December 31, 2021 and December 31, 2020, respectively, increasing $4,055,000 or 35.2%. The increase is mainly the result of the purchase of inventory in anticipation of stronger customer demand and to ensure enough materials on hand because of sporadic supply chain issues.

Accrued Commissions and Sales Incentives were $7,183,000 and $4,348,000 as of December 31, 2021 and December 31, 2020, respectively, increasing $2,835,000 or 65.2%. The increase is the result of higher sales which allowed for many of our customers to achieve growth tiers as defined within their sales incentive agreements.

Retained earnings were $50,053,000 and $35,769,000 as of December 31, 2021 and December 31, 2020, respectively, increasing $14,284,000 or 39.9%. The increase was primarily due to an increase in net income during the year, as provided on the Company’s Consolidated Statement of Operations, partially offset by dividends declared during 2021, as discussed in detail in Note 6, Shareholders’ Equity, to the Consolidated Financial Statements included in this report.

RESULTS OF OPERATIONS

Twelve-months ended December 31, 2021 vs. twelve months ended December 31, 2020

The Company reported comparative results from operations for the twelve-month periods ended December 31, 2021 and 2020 as follows:

	Twelve-months ended December 31,
	(dollars in thousands)
	2021	2021	2020	2020

Net Sales	$130,011	100.0%	$105,796	100.0%
Gross Profit	$81,531	62.7%	$66,550	62.9%
Operating Profit	$35,062	27.0%	$26,653	25.2%

Net Sales. The Company’s sales for the full year of 2021 were $130,011,000, reflecting an increase of $24,215,000, or 22.9%, compared to $105,796,000 in 2020. The increase in sales resulted mostly from an increase in unit volume, which was in some measure impacted by the COVID-19 pandemic in the previous year, as well as increases to selling prices that were necessary to help offset rising material commodity costs.

Gross Profit. The Company’s gross profit margins were 62.7% and 62.9% for the years ended December 31, 2021, and 2020, respectively. The Company was able to maintain margins similar to prior year levels despite rising material commodity costs which were mainly offset by increases to selling prices.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $20,429,000 and $16,580,000 for 2021 and 2020, respectively, representing an increase of $3,849,000, or 23.2%. The most significant increases included commissions and freight, driven by the increase in sales. In addition, sales personnel were added in France and advertising, trade shows and travel returned to more expected levels as these were restricted in the previous year due to the COVID-19 pandemic. For the same annual periods, selling expense as a percentage of net sales was consistent at 15.7%.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services. General and administrative expenses were $21,430,000 and $19,117,000 for the years ended December 31, 2021 and 2020, respectively, increasing $2,313,000, or 12.1% between periods. Incentive compensation was derived from two notable yet partly offsetting components. There was an increase in the incentive compensation component which is aligned with profitability; however, this was partially offset by a reduction in expense pertaining to stock based compensation which moves in relation to the Company’s stock price, as detailed in Note 11, Stock Based Compensation Plans. Other items increasing from the previous year include legal and product liability expenses and director fees. As a percentage of net sales, general and administrative expenses were 16.5% and 18.1% for the twelve-months ended December 31, 2021 and 2020, respectively.

Engineering Expenses. Engineering expenses consist of development expenses associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes. Engineering expenses increased $410,000 or 9.8% between periods, being $4,610,000 and $4,200,000 for the years ended December 31, 2021 and 2020, respectively. The increase was primarily attributable to an increase in staffing, mainly in the U.K., and certification and qualification expenses. As a percentage of net sales for the year, engineering expenses were 3.6% in 2021 and 4.0% in 2020.

Operating Profit. Reflecting all of the factors mentioned above, operating profits increased $8,409,000, or 31.6%, between periods, reflecting a profit of $35,062,000 in 2021, as compared to $26,653,000 in 2020.

Interest Income. Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. The Company recorded interest income of $35,000 for 2021, compared to interest expense of $39,000 for 2020. The decrease in interest expense and increase in interest income was largely due to the interest expense incurred on the borrowings of $15,000,000 on its line of credit for a portion of the second quarter of 2020 to ensure liquidity during the COVID-19 pandemic. There were no borrowings on its line of credit during 2021.

Other Income (Expense). Other income (expense) primarily consists of foreign currency exchange gains (losses) on transactions within our foreign subsidiaries, and therefore tends to fluctuate with the strengthening and or weakening of the British Pound. The Company recognized other income of $21,000 during 2021 and other expense of $53,000 during 2020.

Income Tax Expense. Income tax expense was $8,862,000 for 2021, compared to $6,594,000 for 2020. The $2,268,000 or 34.4% increase in tax expense was largely the result of the increase in income before taxes. The effective tax rate for both periods was similar at approximately 25% of income before taxes.

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

Gross Profit. The Company’s gross profit margins were 62.9% and 63.3% for the twelve-months ended December 31, 2020 and 2019, respectively. The Company was able to maintain margins like prior year levels despite COVID-19 disruptions, such as increased costs to sanitize the factory and equipment, inefficiencies from staggered work shifts and overtime costs due to employees being quarantined, as well as unabsorbed overhead.

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

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services. General and administrative expenses were $19,117,000 and $24,818,000 for the years ended December 31, 2020 and 2019, respectively, decreasing $5,701,000, or 23% between periods. Legal and product liability defense costs decreased $5,158,000, associated primarily with one class action case which was dismissed during 2020, as explained in detail in Note 10, Commitments and Contingencies, of the Consolidated Financial Statements to this report. Professional fees and director related fees were also lower. Those items were softened by an increase to incentive compensation, which although not significant in total, was derived from two notable yet mostly offsetting components. There was an increase in the incentive compensation component which is aligned with profitability; however, there was a reduction in stock based compensation expense which moves in relation to the Company’s stock price, as detailed in Note 11, Stock Based Compensation Plans. As a percentage of net sales, general and administrative expenses were 18.1% and 22.3% for the twelve-months ended December 31, 2020 and 2019, respectively.

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

As of December 31, 2021, the Company had a cash balance of $32,913,000. Additionally, the Company has a $15,000,000 line of credit available, as discussed in detail in Note 5, which had no borrowings outstanding against it as of December 31, 2021. On December 31, 2020, the Company had a cash balance of $23,633,000, with no borrowings against the line of credit.

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For 2021, the Company’s cash provided from operating activities was $25,149,000, compared to $19,310,000 of cash provided during 2020, and $16,041,000 of cash provided during 2019. This illustrates an increase of $5,839,000 during 2021, versus an increase during 2020 of $3,269,000. For details of the operating cash flows refer to the consolidated statements of cash flows in Item 8. Financial Statements and Supplementary Data on page 37.

As a general trend, the Company tends to deplete or generate lower amounts of cash early in the year, as significant payments are typically made for accrued promotional incentives, incentive compensation, and taxes. Cash has then historically shown a tendency to be restored and accumulated during the latter portion of the year. However, as previously disclosed, during December 2019, the Company liquidated its investments to support the payment of a special dividend to shareholders totaling $35,330,000.

Investing Activities

Cash used in investing activities during 2021 and 2020 was $971,000 and $564,000 respectively, all related to various capital expenditure projects.

Cash provided by investing activities during 2019 was $13,719,000, with most of the transactions related to the purchase and/or sale of short-term investments. During December 2019, the Company liquidated all its existing short-term investments to support the payment of a special dividend to shareholders. In total, cash proceeds from the sale of short-term investments during 2019 was $70,882,000. Inversely, cash used for the purchase of the short-term investments during 2019 was $55,938,000. Cash was also used to purchase capital expenditures of $1,225,000, mostly related to the new MediTrac® products.

Financing Activities

All financing activities relate to dividend payments, which are detailed in Note 6, Shareholders’ Equity. Dividend payments for 2021, 2020, and 2019 amounted to $14,867,000, $11,306,000, and $46,028,000, respectively. 2019 included the payment of a special dividend, which is primarily why the cash outflow in that year is higher. Dividend payments are outlined in Note 6, Shareholders’ Equity, to the Consolidated Financial Statements included in this report. Also, see Note 5, Line of Credit and Other Borrowings, for a description of borrowings and repayments during the second quarter of 2020. The Company had no borrowings or payments on its line of credit during 2021 or 2019.

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

The Company’s primary contractual obligations as of December 31, 2021, which are due over the next twelve months are summarized in the following table and are more fully explained in Notes to the Consolidated Financial Statements.

Contractual Obligations (in thousands)	Total

Operating Lease Obligations	$383
Purchase Obligations	31,292
Other Long-Term Liabilities	171
Total Contractual Cash Obligations	$31,846

As explained in Note 11, Stock Based Compensation Plans, to the Consolidated Financial Statements included in this report, the Company is obligated to make payments to plan participants. Due to the uncertain nature of the payments, due to numerous variables, including the potential change in stock price, and employment status of participants and any applicable forfeitures, the amounts are not disclosed in the above table. The liability associated with this plan as of December 31, 2021, which is anticipated to be paid within the next year is $1,156,000.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance removes certain exceptions for recognizing deferred taxes for equity method investments, performing intraperiod allocation, and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group, among others. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company adopted this new guidance, and it did not have a material impact on its Consolidated Financial Statements.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Omega Flex, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Omega Flex, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Omega Flex, Inc. and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 14, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Product liability claims

As described in Notes 2 and 10 of the financial statements, the Company is subject to periodic lawsuits, investigations and claims, primarily relating to potential lightning damage to its flexible gas piping products (the “Claims”). The Company accrues an estimated product liability reserve related to the resolution cost of the Claims for which management believes a loss is probable of occurring, and the amount of the loss is reasonably estimable, and discloses the aggregate maximum exposure for all open Claims. As of December 31, 2021, the Company accrued a product liability reserve of $262,000, and disclosed that the aggregate maximum exposure for all current open claims is estimated not to exceed $9,100,000. Due to the uncertainty of potential costs to be incurred related to the Claims, and the uncertainty of the ultimate outcome of each Claim, management applies significant judgements and estimates in determining the probability that a loss has been incurred and the amount to accrue for such loss.

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
March 14, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Omega Flex, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Omega Flex, Inc.’s (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated March 14, 2022 expressed an unqualified opinion.

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

/s/ RSM US LLP

Blue Bell, Pennsylvania
March 14, 2022

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

(Dollars in Thousands, except Common Stock par value)

	2021	2020

ASSETS
Current Assets:
Cash and Cash Equivalents	$32,913	$23,633
Accounts Receivable - less allowances of $1,410 and $1,124, respectively	20,726	20,077
Inventories - Net	15,565	11,510
Other Current Assets	2,533	2,137

Total Current Assets	71,737	57,357

Right-Of-Use Assets - Operating	3,374	493
Property and Equipment - Net	8,569	8,599
Goodwill - Net	3,526	3,526
Deferred Taxes	7	5
Other Long Term Assets	1,702	1,591

Total Assets	$88,915	$71,571

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$3,355	$2,471
Accrued Compensation	7,008	5,429
Accrued Commissions and Sales Incentives	7,183	4,348
Dividends Payable	-	2,826
Taxes Payable	1	979
Lease Liability - Operating	383	247
Other Liabilities	4,864	5,571

Total Current Liabilities	22,794	21,871

Lease Liability - Operating, net of current portion	2,990	252
Deferred Taxes	427	121
Tax Payable Long Term	493	559
Other Long Term Liabilities	1,670	2,391

Total Liabilities	28,374	25,194

Commitments and Contingencies (Note 10)

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 share: authorized 20,000,000 shares: 10,153,633 shares issued at December 31, 2021 and 2020, respectively, and 10,094,322 outstanding at December 31, 2021 and 2020, respectively	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	11,025	11,025
Retained Earnings	50,053	35,769
Accumulated Other Comprehensive Loss	(827)	(778)
Total Omega Flex, Inc. Shareholders’ Equity	60,352	46,117
Noncontrolling Interest	189	260

Total Shareholders’ Equity	60,541	46,377

Total Liabilities and Shareholders’ Equity	$88,915	$71,571

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,

(Amounts in thousands, except per Share Data)

	2021	2020	2019

Net Sales	$130,011	$105,796	$111,360

Cost of Goods Sold	48,480	39,246	40,873

Gross Profit	81,531	66,550	70,487

Selling Expense	20,429	16,580	19,032
General and Administrative Expense	21,430	19,117	24,818
Engineering Expense	4,610	4,200	4,715

Operating Profit	35,062	26,653	21,922

Interest Income (Expense)	35	(39)	876
Other Income (Expense)	21	(53)	56

Income Before Income Taxes	35,118	26,561	22,854

Income Tax Expense	8,862	6,594	5,429

Net Income	26,256	19,967	17,425

Less: Net Income – Noncontrolling Interest	(61)	(57)	(139)

Net Income attributable to Omega Flex, Inc.	$26,195	$19,910	$17,286

Basic and Diluted Earnings per Common Share	$2.60	$1.97	$1.71

Cash Dividends Declared per Common Share	$1.18	$1.12	$4.58

Basic and Diluted Weighted Average Shares Outstanding	10,094	10,094	10,093

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31,

(Dollars in Thousands)

	2021	2020	2019

Net Income	$26,256	$19,967	$17,425

Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	(52)	140	46
Other Comprehensive (Loss) Income	(52)	140	46

Comprehensive Income	26,204	20,107	17,471

Less: Comprehensive Income Attributable to the Noncontrolling Interest	(58)	(66)	(144)

Total Other Comprehensive Income	$26,146	$20,041	$17,327

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2021, 2020 and 2019

(Amounts in Thousands, Except Share Amounts)

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
Balance - December 31, 2018	10,091,822	$102	$(1)	$10,808	$56,110	$(950)	$252	$66,321

Net Income					17,286		139	17,425
Cumulative Translation Adjustment						41	5	46
Shares Reissued From Treasury Pursuant To Restricted Stock Unit Awards	2,500			217				217
Dividends Declared					(46,231)		(202)	(46,433)

Balance - December 31, 2019	10,094,322	$102	$(1)	$11,025	$27,165	$(909)	$194	$37,576

Net Income					19,910		57	19,967
Cumulative Translation Adjustment						131	9	140

Dividends Declared					(11,306)			(11,306)

Balance - December 31, 2020	10,094,322	$102	$(1)	$11,025	$35,769	$(778)	$260	$46,377

Net Income					26,195		61	26,256
Cumulative Translation Adjustment						(49)	(3)	(52)

Dividends Declared					(11,911)		(129)	(12,040)

Balance - December 31, 2021	10,094,322	$102	$(1)	$11,025	$50,053	$(827)	$189	$60,541

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

(Dollars in Thousands)

	2021	2020	2019

Cash Flows from Operating Activities:
Net Income	$26,256	$19,967	$17,425
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Non-Cash Compensation Expense	506	1,453	2,472
Depreciation and Amortization	1,020	870	719
Provision for Losses on Accounts
Receivable, net of write-offs and recoveries	286	(299)	748
Deferred Taxes	305	(212)	(236)
Provision for Inventory Reserves	101	45	(15)
Changes in Assets and Liabilities:
Accounts Receivable	(943)	(2,683)	(1,282)
Inventories	(4,185)	(440)	(3,025)
Right-Of-Use Assets	328	278	(761)
Other Assets	(509)	(176)	(383)
Accounts Payable	894	79	(401)
Accrued Compensation	1,582	804	(693)
Accrued Commissions and Sales Incentives	2,835	(110)	190
Lease Liabilities	(335)	(287)	777
Other Liabilities	(2,992)	21	506
Net Cash Provided by Operating Activities	25,149	19,310	16,041

Cash Flows from Investing Activities:
Purchase of Investments	-	-	(55,938)
Net Proceeds from Sale of Investments	-	-	70,882
Capital Expenditures	(971)	(564)	(1,225)

Net Cash (Used In) Provided by Investing Activities	(971)	(564)	13,719

Cash Flows from Financing Activities:
Dividends Paid	(14,867)	(11,306)	(46,028)

Net Cash Used In Financing Activities	(14,867)	(11,306)	(46,028)

Net Increase (Decrease) in Cash and Cash Equivalents	9,311	7,440	(16,268)

Translation effect on cash	(31)	95	(26)
Cash and Cash Equivalents - Beginning of Year	23,633	16,098	32,392

Cash and Cash Equivalents - End of Year	$32,913	$23,633	$16,098

Supplemental Disclosure of Cash Flow Information
Cash paid for Income Taxes	$9,602	$6,436	$5,431
Cash paid for Interest	$-	$112	$-
Declared Dividend	$-	$2,826	$2,826
Additions to Right-Of-Use Assets obtained from new operating Lease Liabilities	$3,261	$-	$-

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND CONSOLIDATION

Description of Business

The accompanying Consolidated Financial Statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). The Company’s audited Consolidated Financial Statements for the years ended December 31, 2021, 2020 and 2019 have been prepared in accordance with accounting standards set by the Financial Accounting Standards Board (FASB), and with the instructions of Form 10-K and Article 5 of Regulation S-X. All material inter-company accounts and transactions have been eliminated in consolidation.

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

The Company manufactures flexible metal hose at its facilities in Exton, Pennsylvania and Houston, Texas, in the U.S., and in Banbury, Oxfordshire in the U.K., and sells its products through distributors, wholesalers and to OEMs throughout North America, and in certain European markets.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents include investments in an institutional money market fund, which invests in U.S. Treasury bills, notes, and bonds, and/or repurchase agreements, backed by such obligations. Carrying value approximates fair value. Cash and cash equivalents are deposited at various area banks, which at times may exceed federally insured limits. The Company monitors the viability of the banking institutions carrying its assets on a regular basis and has the ability to transfer cash to various institutions during times of risk. The Company has not experienced any losses related to these cash balances and believes its credit risk to be minimal.

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

The reserve for credit losses, which include future credits, discounts, and doubtful accounts, was $1,410,000 and $1,124,000 as of December 31, 2021 and 2020, respectively.

Investments

The Company invests excess funds in liquid interest earning instruments including U.S. Treasury bills and bank time deposits, with maturities typically of one year or less. These investments are stated at fair value, which approximates amortized cost, and are classified as available-for-sale in accordance with ASC 320, Investments – Debt and Equity Securities. The Company did not have any investments as of December 31, 2021 or 2020.

Inventories

Inventories are valued at the lower of cost or net realizable value. The cost of inventories is determined by the first-in, first-out (FIFO) method. The Company generally considers inventory quantities beyond two years of usage, measured on a historical usage basis, to be excess inventory and reduces the carrying value of inventory accordingly.

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

Goodwill

In accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 350, Intangibles – Goodwill and Other (ASU 2017-04), using the simplified method as adopted, the Company performed an annual impairment test as of December 31, 2021. This analysis did not indicate any impairment of goodwill.

Stock-Based Compensation Plans

In 2006, the Company adopted a Phantom Stock Plan (the “Plan”), which allows the Company to grant phantom stock units (“Units”) to certain key employees, officers, or directors. The Units each represent a contractual right to payment of compensation in the future based upon the market value of the Company’s common stock and are accordingly recorded as liabilities. The Units follow a vesting schedule of three years from the grant date and are then paid upon maturity. In accordance with FASB ASC Topic 718, Compensation - Stock Compensation (“Topic 718”), the Company uses the Black-Scholes option pricing model as its method for determining the fair value of the Units. The liabilities for the Units are adjusted to market value over time from the grant dates to the related maturity dates. The Company recognizes the reversal of any previously recognized compensation expense on forfeited nonvested Units in the period the Units are forfeited. Further details of the Plan are provided in Note 11, Stock-Based Compensation Plans, to the Consolidated Financial Statements included in this report.

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

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of December 31, 2021, each of the Company’s leases are classified as operating leases.

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

Advertising Expense

Advertising costs are charged to operations as incurred and are included in selling expenses in the accompanying consolidated statement of operations. Such charges aggregated $877,000, $691,000, and $1,056,000 for the years ended December 31, 2021, 2020, and 2019, respectively.

Research and Development Expense

Research and development expenses are charged to operations as incurred. Such charges totaled $627,000, $831,000, and $1,191,000 for the years ended December 31, 2021, 2020 and 2019, respectively and are included in engineering expense in the accompanying consolidated statements of operations.

Shipping Costs

Shipping costs are included in selling expense on the consolidated statements of operations. The expense relating to shipping was $3,814,000, $2,801,000, and $2,862,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law making several changes to the Internal Revenue Code. The changes include but are not limited to increasing the limitation on the amount of deductible interest expense, allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income. The tax law changes in the CARES Act did not have a material impact on the Company’s income tax provision.

Other Comprehensive Income

For the years ended December 31, 2021, 2020 and 2019, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentrations

One customer represented 13% to 14% of sales during each of the fiscal years in the period from 2019 to 2021, and that same customer accounted for approximately 7% to 18% of the Accounts Receivable balance over the last two years. No other customer represented more that 10% of Accounts Receivable or Sales. Geographically, North America accounted for approximately 89% to 93% of the Company’s sales during the last three years. The remaining portion of sales for each respective year was scattered among other countries, with the U.K. being the Company’s most dominant market outside North America.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance removes certain exceptions for recognizing deferred taxes for equity method investments, performing intraperiod allocation, and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group, among others. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company adopted this new guidance, and it did not have a material impact on its Consolidated Financial Statements.

3. INVENTORIES

Inventories, net of reserves of $505,000 and $407,000, respectively, were as follows at December 31:

	2021	2020
	(in thousands)

Finished Goods	$5,903	$5,068
Raw Materials	9,662	6,442

Total Inventories - Net	$15,565	$11,510

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following on December 31:

	2021	2020	Depreciation and Amortization Est. Useful Lives
	(in thousands)

Land	$1,205	$1,205
Buildings	6,640	6,630	39 Years
Leasehold Improvements	412	413	3-10 Years (Lesser of Life or Lease)
Equipment	14,625	13,655	3-10 Years
	22,882	21,903
Accumulated Depreciation	(14,313)	(13,304)
Property and Equipment - Net	$8,569	$8,599

The above amounts include capital related items of $112,000 and $234,000 as of December 31, 2021 and 2020, respectively, which had not yet been placed in service by the Company, and therefore no depreciation was recorded in the related periods for those assets. Depreciation and amortization expense was approximately $1,020,000, $870,000, and $719,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

During the quarter ended June 30, 2020, in an effort to ensure liquidity and secure all available resources during the COVID-19 pandemic, the Company borrowed the full amount of its capacity on the line of $15,000,000 at the prime rate of 3.25%. The Company repaid this amount in full prior to the end of such quarter, and as of December 31, 2020, had no borrowings on its line of credit. As of December 31, 2021, the Company also had no outstanding borrowings on its line of credit.

The Company was in compliance with all debt covenants as of December 31, 2021 and 2020.

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

6. SHAREHOLDERS’ EQUITY

As of December 31, 2021 and December 31, 2020, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share. For both periods, the total number of outstanding shares was 10,094,322, shares held in Treasury was 59,311, and total shares issued was 10,153,633.

During 2021, 2020, and 2019, upon approval of the Board of Directors (the “Board”) the Company has declared and paid regular quarterly dividends, as set forth in the following table:

Dividend Declared		Dividend Paid
Date	Price Per Share	Date	Amount
December 9, 2021	$0.30	December 30, 2021	$3,029,000
September 15, 2021	$0.30	October 4, 2021	$3,028,000
June 9, 2021	$0.30	July 6, 2021	$3,028,000
March 24, 2021	$0.28	April 14, 2021	$2,827,000
December 11, 2020	$0.28	January 5, 2021	$2,826,000
September 23, 2020	$0.28	October 13, 2020	$2,827,000
June 24, 2020	$0.28	July 13, 2020	$2,826,000
March 31, 2020	$0.28	April 17, 2020	$2,827,000
December 16, 2019 (S)	$3.50	December 30, 2019	$35,330,000
December 14, 2019	$0.28	January 3, 2020	$2,826,000

(S) indicates special dividend

In addition to the above dividend amounts, there were dividends approved by the Company’s foreign subsidiary during September 2021, December 2019, and July 2019, which amounted to outlays of cash of $129,000, $65,000, and $137,000 to the foreign subsidiary’s noncontrolling interest respectively.

It should be noted that from time to time, the Board may elect to pay special dividends, in addition to or in lieu of the regular quarterly dividends, depending upon the financial condition of the Company.

The Board approved and granted a total of 2,500 restricted stock unit awards (the “Awards”) to be allocated to the existing non-employee directors of the Company. The Awards were approved by the shareholders of the Company at the annual meeting on June 11, 2019 and distributed on June 20, 2019. A Form S-8 registration statement, and the restricted stock unit award agreements, were filed with the SEC on December 13, 2018 (2,000 units) and May 24, 2019 (500 units). The related director compensation cost of approximately $217,000 was recognized during June 2019.

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

7. INCOME TAXES

Income tax expense consisted of the following:

	December 31,
	2021	2020	2019
	(in thousands)
Federal Income Tax:
Current	$7,197	$5,617	$4,310
Deferred	264	(175)	(216)

State Income Tax:
Current	1,062	923	748
Deferred	43	(30)	(36)

Foreign Income Tax:
Current	298	266	607
Deferred	(2)	(7)	16
Income Tax Expense	$8,862	$6,594	$5,429

Pre-tax income included foreign income of $1,500,000, $1,341,000, and $3,330,000 in 2021, 2020 and 2019, respectively.

Total income tax expense differed from statutory income tax expense, computed by applying the U.S. federal income tax rate of 21% to earnings before income tax, as follows:

	December 31,
	2021	2020	2019
	(in thousands)
Computed Statutory Income Tax Expense	$7,362	$5,566	$4,770
State Income Tax, Net of Federal Tax Benefit	902	759	598
Foreign Tax Rate Differential	(29)	(27)	(67)
Executive Compensation Limitation	773	503	340
Foreign Derived Intangible Income Deduction	(107)	(75)	(76)
Research Credit	(59)	(62)	(141)
Other - Net	20	(70)	5
Income Tax Expense	$8,862	$6,594	$5,429

A deferred income tax (expense) benefit results from temporary timing differences in the recognition of income and expense for income tax and financial reporting purposes. The components of and changes in the net deferred tax assets (liabilities) which give rise to this deferred income tax (expense) benefit for the years ended December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
	(in thousands)
Deferred Tax Assets:
Compensation Assets	$130	$124
Inventory Valuation	334	242
Accounts Receivable Valuation	329	266
Deferred Litigation Costs	12	12
Foreign Net Operating Losses	76	70
Valuation Allowance for Loss Carryover	(76)	(70)
Other	98	220
Compensation Liabilities	673	909
Total Deferred Assets	$1,576	$1,773

Deferred Tax Liabilities:
Prepaid Expenses	(544)	(481)
Depreciation and Amortization	(1,452)	(1,408)
Total Deferred Liabilities	$(1,996)	$(1,889)

Total Deferred Tax Liability	$(420)	$(116)

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

The Company is currently subject to audit by the Internal Revenue Service for the calendar years ended 2018 through 2020. The Company and its Subsidiaries’ state income tax returns are subject to audit for the calendar years ended 2017 through 2020.

As of December 31, 2021, the Company had no liability for unrecognized tax benefits related to various federal and state income tax matters.

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

In the December 31, 2021 consolidated balance sheet, the Company has recorded right-of-use assets of $3,374,000, and a lease liability of $3,373,000, of which $383,000 is reported as a current liability. The respective weighted average remaining lease term and discount rate are approximately 12.95 years and 1.07%.

Rent expense for operating leases was approximately $421,000, $301,000, and $298,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

Future minimum lease payments, inclusive of interest, under non-cancelable leases as of December 31, 2021 is as follows:

Year Ending December 31,	Operating Leases
(Amounts in thousands)

2022	$383
2023	302
2024	263
2025	209
2026	209
Thereafter	2,007

Total Minimum Lease Payments	$3,373

9. EMPLOYEE BENEFIT PLANS

Defined Contribution and 401(K) Plans

The Company maintains a qualified non-contributory profit-sharing plan (the “Plan”) covering all eligible employees. There were $441,000, $430,000, and $380,000 of contributions accrued for the Plan in 2021, 2020 and 2019 respectively, which were charged to expense in those respective years.

Contributions to the Plan are defined as three percent (3%) of gross wages up to the current Old Age, Survivors, and Disability (OASDI) limit and six percent (6%) of the excess over the OASDI limit, subject to the maximum allowed under the Employee Retirement Income Security Act (ERISA). Participants vest over six years.

The Company also maintains a savings and retirement plan qualified under Internal Revenue Code Section 401(k) for all employees. Employees are eligible to participate in the Plan the first day of the month following date of hire. Participants may elect to have up to fifty percent (50)% of their compensation withheld, up to the maximum allowed by the Internal Revenue Code. After completing one year of service, the Company contributed an additional amount equal to 50% of all employee contributions, up to a maximum of 6% of an employee’s gross wages. Contributions are funded on a current basis. Contributions to the Plan charged to expense for the years ended December 31, 2021, 2020 and 2019 were $315,000, $295,000, and $276,000, respectively. The participant’s Company contribution vests ratably over six years.

10. COMMITMENTS AND CONTINGENCIES

Commitments:

Under a number of indemnity agreements between the Company and each of its officers and directors, the Company has agreed to indemnify each of its officers and directors against any liability asserted against them in their capacity as an officer or director, or both. The Company’s indemnity obligations under the indemnity agreements are subject to certain conditions and limitations set forth in each of the agreements. Under the terms of the indemnity agreements, the Company is contingently liable for costs which may be incurred by the officers and directors in connection with claims arising by reason of these individuals’ roles as officers and directors. The Company has obtained directors’ and officers’ insurance policies to fund certain obligations under the indemnity agreements.

The Company has salary continuation agreements with current and/or past employees. These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement. The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of Company service at the date of termination. The net present value of the retirement payments associated with these agreements is $447,000 as of December 31, 2021, of which $399,000 is included in Other Long Term Liabilities, and the remaining current portion of $48,000 is included in Other Liabilities, associated with the applicable retirement benefit payments over the next twelve months. The December 31, 2020 liability of $499,000 had $436,000 reported in Other Long Term Liabilities, and a current portion of $63,000 in Other Liabilities.

The Company has obtained and is the beneficiary of life insurance policies with respect to current and/or past employees. The cash surrender value of such policies (included in Other Long Term Assets) amounts to $1,651,000 at December 31, 2021 and $1,556,000 at December 31, 2020.

In addition to the above, the Company has other contractual employment and or change of control agreements in place with key employees, as previously disclosed and noted in the Exhibit Index to this Form 10-K. Obligations related to these arrangements are currently indeterminable due to the variable nature and timing of possible events required to incur such obligations.

As disclosed in detail in Note 8, under the caption “Leases”, the Company has several lease obligations in place that will be paid out over time. Most notably, the Company leases a facility in Banbury, England that serves the manufacturing, warehousing, and distribution functions.

Lastly, as provided earlier in Item 7 under “Liquidity and Capital Resources”, the Company has numerous purchase obligations in place for the forthcoming year, largely related to the Company’s core material inventory components, totaling $31,846,000.

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

The Company was made aware of a potential legal liability regarding a legal dispute in the U.K., in which the Company’s subsidiary, Omega Flex Limited (“OFL”), was the claimant. After withdrawing the claim, the court determined that OFL was responsible for the defendant’s costs (including a portion of its attorneys’ fees). The Company reached an initial agreement during the fourth quarter of 2020 and made a payment of £320,000 accordingly. An additional payment of £110,000 was made on January 5, 2022, which was recorded as an accrued liability as of December 31, 2021, and represented the remaining amount of the liability as part of the final arrangement. This matter is now closed.

The Company has in place commercial general liability insurance policies that cover most Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $2,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $2,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims as of December 31, 2021 is estimated to not exceed approximately $9,100,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the Consolidated Financial Statements primarily represents an accrual for legal costs for services previously rendered, and outstanding or anticipated settlements for Claims. The liabilities recorded on the Company’s books as of December 31, 2021 and December 31, 2020 were $262,000 and $642,000, respectively, and are included in Other Liabilities.

11. STOCK BASED COMPENSATION PLANS

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

The Units are granted to participants upon the recommendation of the Company’s CEO, and the approval of the Compensation Committee. Each of the Units that are granted to a participant will be initially valued by the Compensation Committee, at an amount equal to the closing price of the Company’s common stock on the grant date, but are recorded at fair value using the Black-Scholes method as described below. The Units follow a vesting schedule, with a maximum vesting of three years after the grant date. Upon vesting, the Units represent a contractual right of payment for the value of the Unit and therefore are stated as liabilities in accordance with FASB ASC Topic 718, Compensation - Stock Compensation. The Units will be paid on their maturity date, one year after all of the Units granted in a particular award have fully vested, unless an acceptable event occurs under the terms of the Plan prior to one year, which would allow for earlier payment. The amount to be paid to the participant on the maturity date is dependent on the type of Unit granted to the participant.

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

Grants of Phantom Stock Units. As of December 31, 2020, the Company had 13,252 unvested units outstanding, all of which were granted at Full Value. On February 18, 2021, the Company granted an additional 2,412 Full Value Units with a fair value of $146.06 per unit on grant date, using historical volatility. In February 2021, the Company paid $1,214,000 for the 7,750 fully vested and matured units that were granted during 2017, including their respective earned dividend values. In August 2021, the Company paid $195,000 for the 1,250 fully vested and matured units that were granted during August 2017, including their respective earned dividend values. On August 25, 2021, the Company granted an additional 808 Full Value Units with a fair value of $144.81 per unit on grant date, using historical volatility. On August 27, 2021, 1,212 unvested Full Value Units were forfeited. As of December 31, 2021, the Company had 8,358 unvested units outstanding.

The Company uses the Black-Scholes option pricing model as its method for determining fair value of the Units. The Company uses the straight-line method of attributing the value of the stock based compensation expense relating to the Units. The compensation expense (including adjustment of the liability to its fair value) from the Units is recognized over the vesting period of each grant or award.

The FASB ASC Topic 718, Compensation - Stock Compensation, requires forfeitures either to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates to derive an estimate of awards ultimately to vest or to recognize the effect of any forfeited awards for which the requisite vesting period is not completed in the period that the award is forfeited.

The Company recognizes the reversal of any previously recognized compensation expense on forfeited awards in the period that the award is forfeited. For the year ended December 31, 2021, the reversal of $56,000 of previously recognized compensation expense was recognized on 1,212 nonvested forfeited Units.

The total Phantom Stock related liability as of December 31, 2021 was $2,427,000 of which $1,156,000 is included in Other Liabilities, as it is expected to be paid in February and August 2022, and the balance of $1,271,000 is included in Other Long Term Liabilities. The total Phantom Stock related liability as of December 31, 2020 was $3,331,000 of which $1,378,000 is included in Other Liabilities, and the balance of $1,953,000 is included in Other Long Term Liabilities.

Related to the Phantom Stock Plan, in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, the Company recorded compensation expense of approximately $506,000, $1,453,000, and $2,255,000 related to the Phantom Stock Plan for the years ended December 31, 2021, 2020 and 2019, respectively. Compensation expense for a given period largely depends upon fluctuations in the Company’s stock price.

The following table summarizes information about the Company’s nonvested phantom stock Units as of December 31, 2021:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested as of December 31, 2020	13,252	$72.61
Granted	3,220	$145.75
Vested	(6,902)	$68.34
Forfeited	(1,212)	$95.92
Nonvested as of December 31, 2021	8,358	$100.93
Phantom Stock Unit Awards Expected to Vest	8,358	$100.93

The total unrecognized compensation costs calculated on December 31, 2021 are $669,000 which will be recognized through August 2024. The Company will recognize the related expense over the weighted average period of 1.0 years.

12. RELATED PARTY TRANSACTIONS

From time to time the Company may have related party transactions (“RPTs”). In short, RPTs represent any transaction between the Company and any Company employee, director or officer, or any related entity, or relative, etc. The Company performs a review of transactions each year to determine if any RPTs exist, and if so, determines if the related parties act independently of each other in a fair transaction. Through this investigation the Company noted a limited number of RPTs which are disclosed hereto. First, legal and accounting fees of $117,000 were paid on behalf of three affiliated shareholders during the first two quarters of 2021 for the filing of a registration statement with the SEC (Form S-3) which allowed for the resale of up to 300,000 shares of common stock owned by the affiliated shareholders. The legal and accounting fees are to be repaid to the Company by the three affiliated shareholders, and that amount is reported in Other Current Assets. Legal services for the Form S-3 and for other legal services were performed by a firm which formerly employed one member of the board. Second, on occasion the Company shares a small amount of services with its former parent Mestek, Inc., mostly related to board meeting expenses. Finally, the Company is aware of transactions between a few service providers which employ individuals with associations to Omega Flex employees. In all cases, these transactions have been determined to be independent transactions with no indication that they are influenced by the related relationships. Other than as disclosed above, the Company is currently not aware of any RPTs between the Company and any of its current directors or officers outside the scope of their normal business functions or expected contractual duties.

13. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred through the date of this filing. During this period, no events came to the Company’s attention that would impact the Consolidated Financial Statements for 2021.

Item 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

Item 9A – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as amended, as of December 31, 2021, the end of the period covered by this report on Form 10-K. Based on this evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective as of December 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) in Internal Control-Integrated Framework (2013).

Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021 based on criteria in the Internal Control-Integrated Framework (2013) issued by COSO.

The Company’s independent registered public accounting firm, RSM US LLP, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. RSM US LLP’s report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, is included herein on page 32.

(d)	Changes in Internal Control over Financial Reporting.

There were no changes on our internal control over financial reporting during the most recent quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B – OTHER INFORMATION

None.

PART III

With respect to Items 10 through 14, the Company will file with the Securities and Exchange Commission, within 120 days after December 31, 2021, a definitive proxy statement relating to the Company’s annual meeting of shareholders (the “2022 Proxy Statement”).

Item 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors of the Company will be set forth in the 2022 Proxy Statement, under the caption “Current Directors and Nominees for Election – Background Information”, and to the extent required and except as set forth therein, is incorporated herein by reference.

Information regarding executive officers of the Company will be set forth under the caption “Executive Officers” in the 2022 Proxy Statement, and to the extent required and except as set forth therein, incorporated herein by reference.

Information regarding the Company’s Audit Committee and its “Audit Committee Financial Expert” will be set forth in the 2022 Proxy Statement, under the caption “Board Committees”, and incorporated herein by reference. Information concerning any delinquent filings under Section 16(a) of the Securities Exchange Act of 1934 will be set forth in the Company’s proxy statement also, under the Caption “Delinquent Section 16(a) Reports” incorporated herein by reference.

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

Item 11 - EXECUTIVE COMPENSATION

Information required by Item 11 will be set forth in the 2022 Proxy Statement, under the caption “Executive Compensation” and to the extent required and except as set forth therein, is incorporated herein by reference.

The report of the Compensation Committee of the Board of Directors of the Company shall not be deemed incorporated by reference by any general statement incorporating by reference the proxy statement into any filing under the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under such Act.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Item 12 will be set forth in the 2022 Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners and Management”, and to the extent required and except as set forth therein, is incorporated herein by reference.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 will be set forth in the 2022 Proxy Statement, under the caption “Certain Relationships and Related Party Transactions” and to the extent required and except as set forth therein, is incorporated herein by reference.

Item 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 will be set forth in the 2022 Proxy Statement, under the caption “Principal Accounting Fees and Services”, and to the extent required, and except as set forth therein, is incorporated herein by reference.

PART IV

Item 15 – EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

1.	Exhibits. See Index to Exhibits on pages 56 through 59.

2.	Consolidated Financial Statements. See Index to Consolidated Financial Statements on page 29.

EXHIBIT INDEX

Those documents followed by a parenthetical notation are incorporated herein by reference to previous filings with the Securities and Exchange Commission, under Commission File No. 000-51372, as set forth below.

Exhibit No.		Description	Reference Key
3.1		Articles of Incorporation of Omega Flex, Inc., as amended	(A)

3.2		Amended and Restated By-laws of Omega Flex, Inc.	(A)

4.1		Description of Common Stock	(B)

10.1		Indemnity and Insurance Matters Agreement dated July 29, 2005 between Omega Flex, Inc. and Mestek, Inc.	(A)

10.2	*	Form of Indemnification Agreements entered into between Omega Flex, Inc. and its Directors and Officers and the Directors of its wholly-owned subsidiaries.	(C)

10.3	*	Schedule of Directors/Officers with Indemnification Agreement	**

10.4	*	Employment Agreement dated December 15, 2008 between Omega Flex, Inc. and Kevin R. Hoben	(D)

10.5	*	Amendment No. 1 to the Employment Agreement dated January 1, 2014 between Omega Flex, Inc. and Kevin R. Hoben	(E)

10.6	*	Employment Agreement dated December 15, 2008 between Omega Flex, Inc. and Mark F. Albino	(D)

10.7	*	Amendment No. 1 to the Employment Agreement dated January 1, 2014 between Omega Flex, Inc. and Mark F. Albino	(E)

10.8		Amended and Restated Committed Revolving Line of Credit Note dated December 1, 2017 by Omega Flex, Inc. to Santander Bank, N.A. in the principal amount of $15,000,000.	(F)

10.9		Loan and Security Agreement dated December 17, 2009 between Omega Flex, Inc. and Sovereign Bank, N.A.	(G)

10.10		First Amendment dated December 30, 2010 to the Loan and Security Agreement between Omega Flex, Inc. and Sovereign Bank, N.A.	(H)

10.11		Second Amendment dated December 29, 2014 to the Loan and Security Agreement between Omega Flex, Inc. and Santander Bank, N.A., (as successor in interest to Sovereign Bank, N.A.)	(I)

10.12		Third Amendment dated December 1, 2017 to the Loan and Security Agreement between Omega Flex, Inc. and Santander Bank, N.A., (as successor in interest to Sovereign Bank, N.A.)	(F)

10.13	*	Phantom Stock Plan dated December 11, 2006.	(J)

10.14	*	First Amendment to the Omega Flex, Inc. 2006 Phantom Stock Plan	(G)

10.15	*	Form of Phantom Stock Agreement entered into between Omega Flex, Inc. and its directors, officers and employees.	(J)

10.16	*	Schedule of Phantom Stock Agreements between Omega Flex, Inc. and its directors and officers as of December 31, 2021.	**

10.17	*	Form of Non-Employee Director Restricted Stock Unit Award Agreement entered into between Omega Flex, Inc. and certain non-employee directors.	(K)

10.18	*	Form of Change of Control Agreement entered into between Omega Flex, Inc. and certain officers and employees.	(B)

10.19	*	Schedule of Change of Control Agreements between Omega Flex, Inc. and certain officers and employees as of December 31, 2021.	**

21.1	List of Subsidiaries	**

23.1	Consent of RSM US LLP	**

31.1	Certification of Chief Executive Officer of Omega Flex, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended	**

31.2	Certification of Chief Financial Officer of Omega Flex, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended	**

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Omega Flex, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	***

101.1NS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	**
101.SCH	Inline XBRL Taxonomy Extension Schema Document	**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	**
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

Reference Key

(A)	Filed as an Exhibit to the Registration Statement on Form 10-12G filed on June 22, 2005.

(B)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 9, 2020.

(C)	Filed as an Exhibit to the Quarterly Report on Form 10-Q filed May 4, 2020.

(D)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 18, 2009.

(E)	Filed as an Exhibit to the Current Report on Form 8-K/A filed July 24, 2014.

(F)	Filed as an Exhibit to the Current Report on Form 8-K filed December 5, 2017.

(G)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 17, 2010.

(H)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 10, 2011.

(I)	Filed as an Exhibit to the Current Report on Form 8-K filed December 29, 2014.

(J)	Filed as an Exhibit to the Annual Report on Form 10-K filed April 2, 2007.

(K)	Filed as an Exhibit to the Registration Statement on Form S-8 filed December 13, 2018.

*	Management contract, compensatory plan, or arrangement
**	Filed herewith
***	Furnished herewith

Item 16 – Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA FLEX, INC.

Date: March 14, 2022	By:	/S/ Kevin R. Hoben
Kevin R. Hoben, Chairman and
Chief Executive Officer (Principal Executive Officer)

Date: March 14, 2022	By:	/S/ Matthew F. Unger
Matthew F. Unger, Vice President Finance,
Chief Financial Officer (Principal Financial Officer)

Date: March 14, 2022	By:	/S/ Luke S. Hawk
Luke S. Hawk
Financial Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 14, 2022	By:	/S/ Mark F. Albino
Mark F. Albino, Director

Date: March 14, 2022	By:	/S/ James M. Dubin
James M. Dubin, Director

Date: March 14, 2022	By:	/S/ David K. Evans
David K. Evans, Director

Date: March 14, 2022	By:	/S/ J. Nicholas Filler
J. Nicholas Filler, Director

Date: March 14, 2022	By:	/S/ Derek W. Glanvill
Derek W. Glanvill, Director

Date: March 14, 2022	By:	/S/ Kevin R. Hoben
Kevin R. Hoben, Director

Date: March 14, 2022	By:	/S/ Bruce C. Klink
Bruce C. Klink, Director

Date: March 14, 2022	By:	/S/ Stewart B. Reed
Stewart B. Reed, Director

-57-