Form 10-Q
period 2022-03-31
Omega Flex, Inc.
filed 2022-05-05
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting Company ☐	Emerging Growth Company☐

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

The number of shares of the registrant’s common stock outstanding as of March 31, 2022 was 10,094,322.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, except Common Stock par value)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$28,971	$32,913
Accounts Receivable - less allowances of $1,254 and $1,410, respectively	18,760	20,726
Inventories - Net	17,820	15,565
Other Current Assets	1,854	2,533
Total Current Assets	67,405	71,737

Right-Of-Use Assets - Operating	3,481	3,374
Property and Equipment - Net	8,361	8,569
Goodwill - Net	3,526	3,526
Deferred Taxes	7	7
Other Long Term Assets	1,658	1,702
Total Assets	$84,438	$88,915

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,399	$3,355
Accrued Compensation	1,791	7,008
Accrued Commissions and Sales Incentives	3,589	7,183
Dividends Payable	3,028	-
Taxes Payable	1,873	1
Lease Liability - Operating	450	383
Other Liabilities	3,585	4,864
Total Current Liabilities	16,715	22,794

Lease Liability - Operating, net of current portion	3,031	2,990
Deferred Taxes	172	427
Tax Payable Long Term	493	493
Other Long Term Liabilities	1,121	1,670
Total Liabilities	21,532	28,374

Commitments and Contingencies (Note 5)

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 share: authorized 20,000,000 shares: 10,153,633 shares issued at March 31, 2022 and December 31, 2021, respectively, and 10,094,322 outstanding at March 31, 2022 and December 31, 2021, respectively	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	11,025	11,025
Retained Earnings	52,476	50,053
Accumulated Other Comprehensive Loss	(898)	(827)
Total Omega Flex, Inc. Shareholders’ Equity	62,704	60,352
Noncontrolling Interest	202	189

Total Shareholders’ Equity	62,906	60,541

Total Liabilities and Shareholders’ Equity	$84,438	$88,915

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, except per Common Share data)

	For the three-months
	ended March 31,
	2022	2021
	(unaudited)

Net Sales	$31,293	$30,863

Cost of Goods Sold	12,178	11,304

Gross Profit	19,115	19,559

Selling Expense	5,783	4,821
General and Administrative Expense	4,750	5,418
Engineering Expense	1,216	1,001

Operating Profit	7,366	8,319

Interest Income	9	9
Other (Loss) Income	(26)	18

Income Before Income Taxes	7,349	8,346

Income Tax Expense	1,879	2,049

Net Income	5,470	6,297
Less: Net Income attributable to the Noncontrolling Interest	(19)	(30)

Net Income attributable to Omega Flex, Inc.	$5,451	$6,267

Basic and Diluted Earnings per Common Share	$0.54	$0.62

Cash Dividends Declared per Common Share	$0.30	$0.28

Basic and Diluted Weighted-Average Shares Outstanding	10,094	10,094

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	For the three-months
	ended March 31,
	2022	2021
	(unaudited)

Net Income	$5,470	$6,297

Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	(77)	39
Other Comprehensive Income (Loss)	(77)	39

Comprehensive Income	5,393	6,336

Less: Comprehensive Income Attributable to the Noncontrolling Interest	(13)	(33)

Total Comprehensive Income	$5,380	$6,303

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share Amounts)

(unaudited)

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
					(unaudited)
January 1, 2022	10,094,322	$102	$(1)	$11,025	$50,053	$(827)	$189	$60,541

Net Income					5,451		19	5,470
Cumulative Translation Adjustment						(71)	(6)	(77)
Dividends Declared					(3,028)			(3,028)

March 31, 2022	10,094,322	$102	$(1)	$11,025	$52,476	$(898)	$202	$62,906

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
					(unaudited)
January 1, 2021	10,094,322	$102	$(1)	$11,025	$35,769	$(778)	$260	$46,377

Net Income					6,267		30	6,297
Cumulative Translation Adjustment						36	3	39
Dividends Declared					(2,827)			(2,827)

March 31, 2021	10,094,322	$102	$(1)	$11,025	$39,209	$(742)	$293	$49,886

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(unaudited)

	For the three-months
	ended March 31,
	2022	2021
	(unaudited)
Cash Flows from Operating Activities:
Net Income	$5,470	$6,297
Adjustments to Reconcile Net Income to
Net Cash (Used In) Provided by Operating Activities:
Non-Cash Compensation	280	441
Depreciation and Amortization	283	226
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	(158)	22
Deferred Taxes	(255)	47
Provision for Inventory Reserves	343	42
Changes in Assets and Liabilities:
Accounts Receivable	2,082	353
Inventories	(2,675)	(466)
Right-Of-Use Assets	132	100
Other Assets	721	554
Accounts Payable	(944)	(586)
Accrued Compensation	(5,212)	(3,425)
Accrued Commissions and Sales Incentives	(3,592)	(944)
Lease Liabilities	(130)	(102)
Other Liabilities	(221)	(352)
Net Cash (Used In) Provided by Operating Activities	(3,876)	2,207

Cash Flows from Investing Activities:
Capital Expenditures	(79)	(362)
Net Cash Used in Investing Activities	(79)	(362)

Cash Flows from Financing Activities:
Dividends Paid	-	(2,826)
Net Cash Used in Financing Activities	-	(2,826)

Net Decrease in Cash and Cash Equivalents	(3,955)	(981)
Translation effect on cash	13	22
Cash and Cash Equivalents – Beginning of Period	32,913	23,633
Cash and Cash Equivalents – End of Period	$28,971	$22,674

Supplemental Disclosure of Cash Flow Information:
Cash paid for Income Taxes	$256	$256
Declared Dividends	$3,028	$2,826

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). The Company’s condensed consolidated financial statements for the quarter ended March 31, 2022 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K). All material inter-company accounts and transactions have been eliminated in consolidation. It is Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature, or a description is provided for any adjustments that are not of a normal recurring nature.

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

Based upon the above, the Company has concluded that control substantively transfers to the customer upon shipment.

Other considerations of Topic 606 include the following:

●	Contract Costs - costs to obtain a contract (e.g. customer purchase order) include sales commissions. Under Topic 606, these costs may be expensed as incurred for contracts with a duration of one year or less. The majority of the Company’s customer purchase orders are fulfilled (e.g. goods are shipped) within two days of receipt.

●	Warranties - the Company does not offer a warranty as a separate component for customers to purchase. A warranty is generally included with each purchase, providing assurance that the goods comply with agreed-upon specifications, and the cost is therefore accrued accordingly, but contracts do not include any requirement for additional distinct services. Therefore, there is not a separate performance obligation, and there is no impact of warranties under Topic 606 upon the financial reporting of the Company.

●	Returned Goods - from time to time, the Company provides authorization to customers to return goods. If deemed to be material, the Company would record a “right of return” asset for the cost of the returned goods which would reduce cost of sales.

●	Volume Rebates (Promotional Incentives) - volume rebates are variable (dependent upon the volume of goods purchased by our eligible customers) and, under Topic 606, must be estimated and recognized as a reduction of revenue as performance obligations are satisfied (e.g. upon shipment of goods). Also under Topic 606, to ensure that the related revenue recognized would not be probable of a significant reversal, the four following factors are considered:

■	The amount of consideration is highly susceptible to factors outside the Company’s influence.
■	The uncertainty about the amount of consideration is not expected to be resolved for a long period of time.
■	The Company’s experience with similar types of contracts is limited.
■	The contract has a large number and broad range of possible consideration amounts.

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

The reserve for credit losses, which include future credits, discounts, and doubtful accounts, was $1,254,000 and $1,410,000 as of March 31, 2022 and December 31, 2021, respectively.

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

Stock-Based Compensation Plans

In 2006, the Company adopted a Phantom Stock Plan (the “Plan”), which allows the Company to grant phantom stock units (“Units”) to certain key employees, officers, or directors. The Units each represent a contractual right to payment of compensation in the future based upon the market value of the Company’s common stock and are accordingly recorded as liabilities. The Units follow a vesting schedule of three years from the grant date and are then paid upon maturity. In accordance with FASB ASC Topic 718, Compensation - Stock Compensation (“Topic 718”), the Company uses the Black-Scholes option pricing model as its method for determining the fair value of the Units. The liabilities for the Units are adjusted to market value over time from the grant dates to the related maturity dates. The Company recognizes the reversal of any previously recognized compensation expense on forfeited nonvested Units in the period the Units are forfeited. Further details of the Plan are provided in Note 6, Stock-Based Compensation Plans, to the condensed consolidated financial statements included in this report.

Product Liability Reserves

Product liability reserves represent the estimated unpaid amounts under the Company’s insurance policies with respect to existing claims. The Company uses the most current available data to estimate claims. As explained more fully under Note 5, Commitments and Contingencies, to the condensed consolidated financial statements included in this report, for various product liability claims covered under the Company’s general liability insurance policies, the Company must pay certain defense and settlement costs within its deductible or self-insured retention limits, ranging primarily from $25,000 to $2,000,000 per claim, depending on the terms of the policy in the applicable policy year, up to an aggregate amount. The Company is vigorously defending against all known claims.

Leases

The Company applies the requirements of FASB ASU 2016-02, Leases (Topic 842) which defines a lease as any contract that conveys the right to use a specific asset for a period of time in exchange for consideration. Leases are classified as a finance lease, formerly called a capital lease, if any of the following criteria are met:

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

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of March 31, 2022 and December 31, 2021, each of the Company’s leases are classified as operating leases.

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

Earnings per Common Share

Basic earnings per share have been computed using the weighted-average number of common shares outstanding. For the periods presented, there are no dilutive securities. Consequently, basic, and dilutive earnings per share are the same.

Currency Translation

Assets and liabilities denominated in foreign currencies, most of which relate to the Company’s U.K. subsidiary whose functional currency is the British Pound, are translated into U.S. dollars at exchange rates prevailing on the balance sheet dates. The condensed consolidated statements of income are translated into U.S. dollars at average exchange rates for the period. Adjustments resulting from the translation of financial statements are excluded from the determination of income and are accumulated in a separate component of shareholders’ equity. Exchange gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of income in the period in which they occur.

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

Other Comprehensive Income

For the quarters ended March 31, 2022 and 2021, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentrations

The Company has one significant customer which represented more than 10% of the Company’s Accounts Receivable on March 31, 2022. No customers represented more than 10% of the Company’s Accounts Receivable on December 31, 2021. That same customer represented more than 10% of the Company’s total Net Sales for the three months ended March 31, 2022 and 2021. Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are consistent with those discussed in detail in the Company’s December 31, 2021 Form 10-K.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance removes certain exceptions for recognizing deferred taxes for equity method investments, performing intraperiod allocation, and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group, among others. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. The Company adopted this new guidance in 2021, and it did not have a material impact on its condensed consolidated financial statements.

3. INVENTORIES

Inventories, net of reserves of $839,000 and $505,000 on March 31, 2022 and December 31, 2021, respectively, consisted of the following:

	March 31,	December 31,
	2022	2021
	(in thousands)
Finished Goods	$6,814	$5,903
Raw Materials	11,006	9,662
Inventories - Net	$17,820	$15,565

4. LINE OF CREDIT AND OTHER BORROWINGS

On December 1, 2017, the Company agreed to a new Amended and Restated Revolving Line of Credit Note (the “Line”) and Third Amendment to the Loan Agreement with Santander Bank, N.A. (the “Bank”). The Company established a line of credit facility in the maximum amount of $15,000,000, maturing on December 1, 2022, with funds available for working capital purposes and other cash needs. The loan is unsecured. The loan agreement provides for the payment of any borrowings under the agreement at an interest rate range of either LIBOR plus 0.75% to plus 1.75% (for borrowings with a fixed term of 30, 60, or 90 days), or Prime Rate up to Prime Rate plus 0.50% (for borrowings with no fixed term other than the December 1, 2022 maturity date), depending upon the Company’s then existing financial ratios. Currently, the Company’s ratio would allow for the most favorable rate under the agreement’s range, which would be a rate of 1.20%. The Company is also required to pay on a quarterly basis an unused facility fee of 10 basis points of the average unused balance of the note. The Company may terminate the line at any time during the five-year term, as long as there are no amounts outstanding.

As of March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings on its line of credit and was in compliance with all debt covenants.

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

The Company has salary continuation agreements with current and/or past employees. These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement. The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments associated with these agreements is $423,000 on March 31, 2022, of which $375,000 is included in Other Long Term Liabilities, and the remaining current portion of $48,000 is included in Other Liabilities, associated with the applicable retirement benefit payments over the next twelve months. The December 31, 2021 liability of $447,000 had $399,000 reported in Other Long Term Liabilities, and a current portion of $48,000 in Other Liabilities.

The Company has obtained and is the beneficiary of life insurance policies with respect to current and/or past employees. The cash surrender value of such policies (included in Other Long Term Assets) amounts to $1,615,000 at March 31, 2022 and $1,651,000 at December 31, 2021.

In addition to the above, the Company has other contractual employment and or change of control agreements in place with key employees, as previously disclosed and noted in the Exhibit Index to the Company’s December 31, 2021 Form 10-K. Obligations related to these arrangements are currently indeterminable due to the variable nature and timing of possible events required to incur such obligations.

As disclosed in detail in Note 7, Leases, to the condensed consolidated financial statements included in this report, the Company has several lease obligations in place that will be paid out over time. Most notably, the Company leases a facility in Banbury, England that serves the manufacturing, warehousing, and distribution functions.

Lastly, as provided in Item 7 under “Liquidity and Capital Resources”, of the Company’s December 31, 2021 Form 10-K, the Company has numerous purchase obligations in place for the forthcoming year, largely related to the Company’s core material inventory components.

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

The Company was made aware of a potential legal liability regarding a legal dispute in the U.K., in which the Company’s subsidiary, Omega Flex Limited (“OFL”), was the claimant. After withdrawing the claim, the court determined that OFL was responsible for the defendant’s costs (including a portion of its attorneys’ fees). The Company reached an initial agreement during the fourth quarter of 2020 and made a payment of £320,000 accordingly. An additional payment of £110,000 was made on January 5, 2022, which was recorded as an accrued liability as of December 31, 2021 and represented the remaining amount of the liability as part of the final arrangement. This matter is now closed.

The Company has in place commercial general liability insurance policies that cover most Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $2,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $2,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims as of March 31, 2022 is estimated to not exceed approximately $8,850,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the Consolidated Financial Statements primarily represents an accrual for legal costs for services previously rendered, and outstanding or anticipated settlements for Claims. The liabilities recorded on the Company’s books as of March 31, 2022 and December 31, 2021 were $289,000 and $262,000, respectively, and are included in Other Liabilities.

6. STOCK BASED COMPENSATION PLANS

Phantom Stock Plan

Plan Description. On April 1, 2006, the Company adopted the Omega Flex, Inc. 2006 Phantom Stock Plan (the “Plan”). The Plan authorizes the grant of up to one million units of phantom stock to employees, officers, or directors of the Company. The phantom stock units (“Units”) each represent a contractual right to payment of compensation in the future based on the market value of the Company’s common stock. The Units are not shares of the Company’s common stock, and a recipient of the Units does not receive any of the following:

■	ownership interest in the Company
■	shareholder voting rights
■	other incidents of ownership to the Company’s common stock

The Units are granted to participants upon the recommendation of the Company’s CEO, and the approval of the Compensation Committee. Each of the Units that are granted to a participant will be initially valued by the Compensation Committee, at an amount equal to the closing price of the Company’s common stock on the grant date but are recorded at fair value using the Black-Sholes method as described below. The Units follow a vesting schedule, with a maximum vesting of three years after the grant date. Upon vesting, the Units represent a contractual right of payment for the value of the Unit and therefore are stated as liabilities in accordance with Topic 718. The Units will be paid on their maturity date, one year after all of the Units granted in a particular award have fully vested, unless an acceptable event occurs under the terms of the Plan prior to one year, which would allow for earlier payment. The amount to be paid to the participant on the maturity date is dependent on the type of Unit granted to the participant.

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

Grants of Phantom Stock Units. As of December 31, 2021, the Company had 8,358 unvested units outstanding, all of which were granted at Full Value. On February 22, 2022, the Company granted an additional 2,471 Full Value Units with a fair value of $148.03 per unit on grant date, using historical volatility. In February 2022, the Company paid $838,000 for 5,450 fully vested and matured units that were granted during 2018, including their respective earned dividend values. In March 2022, the Company paid $295,000 for 1,870 fully vested units that were granted during 2018, 2019 and 2020, including their respective earned dividend values. As of March 31, 2022, the Company had 6,693 unvested units outstanding.

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

The Company recognizes the reversal of any previously recognized compensation expense on forfeited awards in the period that the award is forfeited. During the three months ended March 31, 2022 and 2021, no awards were forfeited.

The total Phantom Stock related liability as of March 31, 2022 was $1,573,000 of which $827,000 is included in Other Liabilities, as it is expected to be paid within the next twelve months, and the balance of $746,000 is included in Other Long Term Liabilities. The total Phantom Stock related liability as of December 31, 2021 was $2,427,000 of which $1,156,000 was included in Other Liabilities, and the balance of $1,271,000 was included in Other Long Term Liabilities.

Related to the Phantom Stock Plan, in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, the Company recorded compensation expense of approximately $280,000 and $441,000 for the three months ended March 31, 2022 and 2021, respectively. Compensation expense for a given period largely depends upon fluctuations in the Company’s stock price.

The following table summarizes information about the Company’s nonvested phantom stock Units as of March 31, 2022:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested on December 31, 2021	8,358	$100.93
Granted	2,471	$148.03
Vested	(4,136)	$84.66
Forfeited	—	—
Canceled	—	—
Nonvested on March 31, 2022	6,693	$128.38
Phantom Stock Unit Awards Expected to Vest	6,693	$128.38

The total unrecognized compensation costs calculated on March 31, 2022 are $783,000 which will be recognized through February of 2025. The Company will recognize the related expense over the weighted average period of 1.6 years.

7. LEASES

In the U.S., the Company owns its two main operating facilities located in Exton, Pennsylvania. In addition to the owned facilities, the Company also has operations in other locations that are leased, as well as other leased assets. In conjunction with the guidance for leases, as defined by the FASB with ASU 2016-02, Leases (Topic 842), the Company has described the existing leases, which are all classified as operating leases, pursuant to the below.

In the U.S., the Company leases a facility in Houston, Texas, which currently provides manufacturing, stocking, and sales operations, with the lease term running through October 2024 and a facility in Malvern, Pennsylvania, which was recently consummated, effective January 1, 2022, with a 3-year term ending in December 2024, that provides warehousing. Additionally, the Company leases its corporate office space in Middletown, Connecticut, with the lease term expiring in June 2022.

In the U.K., the Company leases a facility in Banbury, England, which serves manufacturing, warehousing, and other operational functions. The lease in Banbury has a 15-year term ending in March 2036.

In addition to property rentals, the Company also has lease agreements in place for various fleet vehicles and equipment with various lease terms.

On March 31, 2022, the Company has recorded right-of-use assets of $3,481,000, and a lease liability of $3,481,000, of which $450,000 is reported as a current liability. On December 31, 2021, the Company had recorded right-of-use assets of $3,374,000, and a lease liability of $3,373,000, of which $383,000 was reported as a current liability. The respective weighted average remaining lease term and discount rate are approximately 11.99 years and 1.05% as of March 31, 2022.

Rent expense for the operating leases was approximately $135,000 and $96,000 for the three months ended March 31, 2022 and 2021, respectively.

Future minimum lease payments, inclusive of interest, under non-cancelable leases as of March 31, 2022 is as follows:

Twelve Months Ending March 31,	Operating Leases
(in thousands)

2023	$450
2024	399
2025	322
2026	205
2027	205
Thereafter	1,900
Total Minimum Lease Payments	$3,481

8. SHAREHOLDERS’ EQUITY

As of March 31, 2022 and December 31, 2021, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share. For both periods, the total number of outstanding shares was 10,094,322, shares held in Treasury was 59,311, and total shares issued was 10,153,633.

During 2022 and 2021, upon approval of the Board of Directors (the “Board”) the Company has declared and paid dividends, as set forth in the following table:

Dividend Declared		Dividend Paid
Date	Price Per Share	Date	Amount
March 29, 2022	$0.30	April 25, 2022	$3,028,000
December 9, 2021	$0.30	December 30, 2021	$3,029,000
September 15, 2021	$0.30	October 4, 2021	$3,028,000
June 9, 2021	$0.30	July 6, 2021	$3,028,000
March 24, 2021	$0.28	April 14, 2021	$2,827,000
December 11, 2020	$0.28	January 5, 2021	$2,826,000

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

9. RELATED PARTY TRANSACTIONS

From time to time the Company may have related party transactions (“RPTs”). In short, RPTs represent any transaction between the Company and any Company employee, director or officer, or any related entity, or relative, etc. The Company performs a review of transactions each year to determine if any RPTs exist, and if so, determines if the related parties act independently of each other in a fair transaction. Through this investigation the Company noted a limited number of RPTs which are disclosed hereto. First, legal and accounting fees of $117,000 were paid on behalf of three affiliated shareholders during the first two quarters of 2021 for the filing of a registration statement with the SEC (Form S-3) which allowed for the resale of up to 300,000 shares of common stock owned by the affiliated shareholders. The legal and accounting fees are to be repaid to the Company by the three affiliated shareholders, and the remaining amount is reported in Other Current Assets. Legal services for the Form S-3 and for other legal services were performed by a firm which formerly employed one member of the board. Second, on occasion the Company shares a small amount of services with its former parent Mestek, Inc., mostly related to board meeting expenses. Finally, the Company is aware of transactions between a few service providers which employ individuals with associations to Omega Flex employees. In all cases, these transactions have been determined to be independent transactions with no indication that they are influenced by the related relationships. Other than as disclosed above, the Company is currently not aware of any RPTs between the Company and any of its current directors or officers outside the scope of their normal business functions or expected contractual duties.

10. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred through the date of this filing. During this period, no events came to the Company’s attention that would impact the condensed consolidated financial statements for the period ended March 31, 2022.

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

CHANGES IN FINANCIAL CONDITION

For the period ended March 31, 2022 vs. December 31, 2021

The Company’s cash balance of $28,971,000 on March 31, 2022 decreased $3,942,000 (12.0%) from a $32,913,000 balance at December 31, 2021. Consistent with prior years, the Company paid a significant amount of cash during the first quarter for obligations that were accrued as of the end of the preceding year, such as various incentive related compensation and sales promotional incentive programs. The Company also purchased additional raw materials because of the challenging supply chain environment. Those cash outflows were partially offset by income generated from operations, net cash collections from accounts receivables, and an increase in taxes payable. See the Company’s Condensed Consolidated Cash Flow Statements for further details regarding the change in cash.

Accounts Receivable was $18,760,000 and $20,726,000 as of March 31, 2022 and December 31, 2021, respectively, decreasing $1,966,000 or 9.5%. This is mostly timing related, associated with greater cash collections resulting from higher sales during the fourth quarter of the year versus the first quarter.

Inventory was $17,820,000 and $15,565,000 as of March 31, 2022 and December 31, 2021, respectively, increasing $2,255,000 or 14.5%. The increase is mainly the result of the purchase of inventory to ensure enough materials on hand because of the challenging supply chain environment.

Accrued Compensation was $1,791,000 on March 31, 2022, compared to $7,008,000 on December 31, 2021, decreasing $5,217,000 or 74.4%. A significant portion of the liability that existed at the previous year end related to incentive compensation earned in 2021. As is customary, the liability was then paid during the first quarter of the following year, or 2022, thus diminishing the balance. The liability now represents amounts earned during the current year.

Accrued Commissions and Sales Incentives were $3,589,000 and $7,183,000 as of March 31, 2022 and December 31, 2021, respectively, decreasing $3,594,000 or 50.0%. A portion of the decrease relates to a customary trend of a lower level of sales during first quarter of the year in comparison to the fourth quarter, and the resulting commissions and sales incentives that are earned. Additionally, a portion of the sales incentives have an annual component which accumulates during the year and are then paid during the first quarter of the following year.

Taxes Payable were $1,873,000 on March 31, 2022, compared to $1,000 on December 31, 2021, increasing $1,872,000. The increase is mainly the result of the timing of the payment of taxes in April 2022 for taxable income recognized for the quarter ending March 31, 2022.

Retained earnings were $52,476,000 and $50,053,000 as of March 31, 2022 and December 31, 2021, respectively, increasing $2,423,000 or 4.8%. The increase was primarily due to net income during the quarter, as provided on the Company’s Condensed Consolidated Statements of Income, partially offset by dividends declared during 2022, as discussed in detail in Note 8, Shareholders’ Equity, to the condensed consolidated financial statements included in this report.

RESULTS OF OPERATIONS

Three months ended March 31, 2022 vs. March 31, 2021

The Company reported comparative results from operations for the three-month periods ended March 31, 2022 and 2021 as follows:

	Three-months ended March 31,
	(in thousands)

	2022	2022	2021	2021
	($000)%		($000)%
Net Sales	$31,293	100.0%	$30,863	100.0%
Gross Profit	$19,115	61.1%	$19,559	63.4%
Operating Profit	$7,366	23.5%	$8,319	27.0%

Net Sales. The Company’s 2022 first quarter sales of $31,293,000 increased $430,000 or 1.4% compared to the first quarter of 2021, which generated sales of $30,863,000. The increase in sales resulted primarily from an increase in pricing actions which the Company took to offset material cost pressure and to protect margins.

Gross Profit. The Company’s gross profit margins were 61.1% and 63.4% for the three-months ended March 31, 2022 and 2021, respectively. The Company experienced higher material prices which largely have been offset by the pricing actions noted above.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $5,783,000 and $4,821,000 for the three-months ended March 31, 2022 and 2021, respectively, representing an increase of $962,000 or 20.0%. The increases mostly related to commissions, freight, travel, trade shows, and sales meeting expenses. Commissions increased partly because of a shift of shipments from third party warehouses, whose shipments are subject to commission, compared to those directly from the manufacturing facilities, whose shipments are not subject to commission. Freight costs increased because of higher fuel costs and constrained availability. Travel, trade shows, and sales meeting expenses were much lower in the previous year because of COVID-19 pandemic restrictions. Selling expenses increased as a percent of net sales compared to last year, being 18.5% for the three-months ended March 31, 2022, and 15.6% for the three-months ended March 31, 2021.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $4,750,000 and $5,418,000 for the three-months ended March 31, 2022 and 2021, respectively, thus decreasing by $668,000 or 12.3%. Lower items include legal and product liability related defense costs, incentive compensation, and director fees. Incentive compensation is derived from two notable components. There was a decrease in the incentive compensation component which is aligned with profitability; and there was a reduction in stock based compensation expense which moves in relation to the Company’s stock price, as detailed in Note 6, Stock Based Compensation Plans, to the condensed consolidated financial statements included in this report. Director fees were also lower due to a revised arrangement resulting from an independent study performed to align board compensation with comparable peers in the previous year. As a percentage of sales, general and administrative expenses decreased to 15.2% for the three months ended March 31, 2022 from 17.6% for the three-months ended March 31, 2021.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $1,216,000 and $1,001,000 for the three-months ended March 31, 2022 and 2021, respectively, increasing by $215,000 or 21.5%, mainly associated with increases in experimental materials, travel, and staffing related costs. Engineering expenses increased as a percentage of sales, being 3.9% for the three-months ended March 31, 2022, and 3.2% for the same period in 2021.

Operating Profits. Reflecting all of the factors mentioned above, operating profits were $7,366,000 and $8,319,000 for the quarters ending March 31, 2022 and 2021, respectively, decreasing by $953,000 or 11.5%.

Interest Income. Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. The Company recorded $9,000 of interest income each during the first quarters of 2022 and 2021.

Other (Loss) Income. Other (loss) income primarily consists of foreign currency exchange gains (losses) on transactions settled in currencies other than the Company’s local currency, typically related to the Company’s foreign U.K. subsidiaries. There was a loss of $26,000 recorded during the first quarter 2022, but income of $18,000 during the first quarter of 2021. The British Pound had weakened during the first quarter of 2022.

Income Tax Expense. Income tax expense was $1,879,000 for the first three months of 2022, compared to $2,049,000 for the same period in 2021, decreasing $170,000 or 8.3%, mostly the result of the decrease in income before taxes.

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

As of March 31, 2022, the Company had a cash balance of $28,971,000. Additionally, the Company has a $15,000,000 line of credit available, as discussed in detail in Note 4, which had no borrowings outstanding upon it on March 31, 2022. On December 31, 2021, the Company had a cash balance of $32,913,000, with no borrowings against the line of credit.

Operating Activities

Cash provided or used by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For the three months ended March 31, 2022, the Company’s operating activities used cash of $3,876,000, compared to the three months ended March 31, 2021 which provided cash of $2,207,000, a difference of $6,083,000. For details of the operating cash flows refer to the Condensed Consolidated Statements of Cash Flows in Part I – Financial Information on page seven.

As a general trend, the Company tends to deplete or generate lower amounts of cash early in the year, as significant payments are typically made for accrued promotional incentives and incentive compensation. Cash has then historically shown a tendency to be restored and accumulated during the latter portion of the year.

Investing Activities

Cash used in investing activities during the three months ended March 31, 2022 and 2021 was $79,000 and $362,000, respectively for capital expenditures.

Financing Activities

All financing activities relate to dividend payments, which are detailed in Note 8, Shareholders’ Equity. A dividend was declared in both December of 2021 and 2020, amounting to $3,029,000 and $2,826,000 each, with payment due and paid during December 2021 and January 2021, respectively. There were no dividend payments during the quarter ending March 31, 2022.

Liquidity

We believe our existing cash and cash equivalents, along with our borrowing capacity, will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend upon many factors including our rate of revenue growth, the timing and extent of any expansion efforts, and the potential for investments in, or the acquisition of any complementary products, businesses, or supplementary facilities for additional capacity.

CONTINGENT LIABILITIES AND GUARANTEES

See Note 5 to the Company’s condensed consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

None.

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

Item 4 – Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

At the end of the fiscal first quarter of 2022, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes, and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission. The Company’s management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934. Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

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

Item 1A – Risk Factors

Risk factors are discussed in detail in the Company’s December 31, 2021 Form 10-K. There are no additional risks attributable to the quarter.

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

OMEGA FLEX, INC.
(Registrant)

Date: May 5, 2022	By:	/S/ Matthew F. Unger
Matthew F. Unger
Vice President – Finance
and Chief Financial Officer

-32-