Form 10-Q
period 2022-06-30
Omega Flex, Inc.
filed 2022-08-05
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ______________________

Commission File Number 000-51372

Omega Flex, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-1948942
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

451 Creamery Way, Exton, PA	19341
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s common stock outstanding as of June 30, 2022 was 10,094,322.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, except Common Stock par value)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$30,272	$32,913
Accounts Receivable - less allowances of $1,162 and $1,410, respectively	17,403	20,726
Inventories - Net	21,542	15,565
Other Current Assets	2,296	2,533
Total Current Assets	71,513	71,737

Right-Of-Use Assets - Operating	3,445	3,374
Property and Equipment - Net	8,496	8,569
Goodwill - Net	3,526	3,526
Deferred Taxes	410	7
Other Long Term Assets	1,558	1,702
Total Assets	$88,948	$88,915

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,682	$3,355
Accrued Compensation	3,178	7,008
Accrued Commissions and Sales Incentives	3,944	7,183
Dividends Payable	3,230	-
Taxes Payable	-	1
Lease Liability - Operating	461	383
Other Liabilities	6,029	4,864
Total Current Liabilities	19,524	22,794

Lease Liability - Operating, net of current portion	2,985	2,990
Deferred Taxes	14	427
Tax Payable Long Term	427	493
Other Long Term Liabilities	1,070	1,670
Total Liabilities	24,020	28,374

Commitments and Contingencies (Note 5)

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 share: authorized 20,000,000 shares: 10,153,633 and 10,094,322 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	11,025	11,025
Retained Earnings	54,696	50,053
Accumulated Other Comprehensive Loss	(1,090)	(827)
Total Omega Flex, Inc. Shareholders’ Equity	64,732	60,352
Noncontrolling Interest	196	189

Total Shareholders’ Equity	64,928	60,541

Total Liabilities and Shareholders’ Equity	$88,948	$88,915

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, except per Common Share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
	(unaudited)

Net Sales	$31,748	$31,966	$63,041	$62,829

Cost of Goods Sold	10,955	12,268	23,133	23,572

Gross Profit	20,793	19,698	39,908	39,257

Selling Expense	5,501	4,928	11,284	9,749
General and Administrative Expense	6,753	5,139	11,503	10,557
Engineering Expense	1,197	1,212	2,413	2,213

Operating Profit	7,342	8,419	14,708	16,738

Interest Income	11	8	20	17
Other Income (Expense)	(138)	7	(164)	25

Income Before Income Taxes	7,215	8,434	14,564	16,780

Income Tax Expense	1,755	2,232	3,634	4,281

Net Income	5,460	6,202	10,930	12,499
Less: Net Income attributable to the Noncontrolling Interest	(10)	(18)	(29)	(48)

Net Income attributable to Omega Flex, Inc.	$5,450	$6,184	$10,901	$12,451

Basic and Diluted Earnings per Common Share	$0.54	$0.61	$1.08	$1.23

Cash Dividends Declared per Common Share	$0.32	$0.30	$0.62	$0.58

Basic and Diluted Weighted Average Shares Outstanding	10,094	10,094	10,094	10,094

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
	(unaudited)

Net Income	$5,460	$6,202	$10,930	$12,499

Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	(208)	(3)	(285)	36
Other Comprehensive Income (Loss)	(208)	(3)	(285)	36

Comprehensive Income	5,252	6,199	10,645	12,535

Less: Comprehensive Income Attributable to the Noncontrolling Interest	6	(18)	(7)	(51)

Total Comprehensive Income	$5,258	$6,181	$10,638	$12,484

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in Thousands, Except Share Amounts)

For the three months ended June 30, 2022

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
	(unaudited)
April 1, 2022	10,094,322	$102	$(1)	$11,025	$52,476	$(898)	$202	$62,906

Net Income					5,450		10	5,460
Cumulative Translation Adjustment						(192)	(16)	(208)
Dividends Declared					(3,230)			(3,230)

June 30, 2022	10,094,322	$102	$(1)	$11,025	$54,696	$(1,090)	$196	$64,928

For the three months ended June 30, 2021

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
	(unaudited)
April 1, 2021	10,094,322	$102	$(1)	$11,025	$39,209	$(742)	$293	$49,886

Net Income					6,184		18	6,202
Cumulative Translation Adjustment						(3)		(3)
Dividends Declared					(3,027)			(3,027)

June 30, 2021	10,094,322	$102	$(1)	$11,025	$42,366	$(745)	$311	$53,058

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in Thousands, Except Share Amounts)

For the six months ended June 30, 2022

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
	(unaudited)
January 1, 2022	10,094,322	$102	$(1)	$11,025	$50,053	$(827)	$189	$60,541

Net Income					10,901		29	10,930
Cumulative Translation Adjustment						(263)	(22)	(285)
Dividends Declared					(6,258)			(6,258)

June 30, 2022	10,094,322	$102	$(1)	$11,025	$54,696	$(1,090)	$196	$64,928

For the six months ended June 30, 2021

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
	(unaudited)
January 1, 2021	10,094,322	$102	$(1)	$11,025	$35,769	$(778)	$260	$46,377

Net Income					12,451		48	12,499
Cumulative Translation Adjustment						33	3	36
Dividends Declared					(5,854)			(5,854)

June 30, 2021	10,094,322	$102	$(1)	$11,025	$42,366	$(745)	$311	$53,058

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	For the six months ended
	June 30,
	2022	2021
	(unaudited)
Cash Flows from Operating Activities:
Net Income	$10,930	$12,499
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Non-Cash Compensation	132	477
Depreciation and Amortization	566	451
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	(249)	18
Deferred Taxes	(816)	(56)
Provision for Inventory Reserves	827	36
Changes in Assets and Liabilities:
Accounts Receivable	3,448	1,426
Inventories	(7,131)	(269)
Right-Of-Use Assets	258	168
Other Assets	372	1,080
Accounts Payable	(590)	(312)
Accrued Compensation	(3,807)	(1,825)
Accrued Commissions and Sales Incentives	(3,229)	206
Lease Liabilities	(256)	(172)
Other Liabilities	418	(2,747)
Net Cash Provided by Operating Activities	873	10,980

Cash Flows from Investing Activities:
Capital Expenditures	(504)	(517)
Net Cash Used in Investing Activities	(504)	(517)

Cash Flows from Financing Activities:
Dividends Paid	(3,028)	(5,653)
Net Cash Used in Financing Activities	(3,028)	(5,653)

Net (Decrease) Increase in Cash and Cash Equivalents	(2,659)	4,810
Translation effect on cash	18	20
Cash and Cash Equivalents – Beginning of Period	32,913	23,633
Cash and Cash Equivalents – End of Period	$30,272	$28,463

Supplemental Disclosure of Cash Flow Information:
Cash paid for Income Taxes	$5,618	$5,104
Declared Dividends	$6,258	$5,854

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Additions to Right-Of-Use Assets obtained from new operating Lease Liabilities	$644	$3,261

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). The Company’s Condensed Consolidated Financial Statements for the quarter ended June 30, 2022 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K). All material inter-company accounts and transactions have been eliminated in consolidation. It is Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature, or a description is provided for any adjustments that are not of a normal recurring nature.

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

The reserve for credit losses, which include future credits, discounts, and doubtful accounts, was $1,162,000 and $1,410,000 as of June 30, 2022 and December 31, 2021, respectively.

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

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of June 30, 2022 and December 31, 2021, each of the Company’s leases are classified as operating leases.

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

Earnings per Common Share

Basic earnings per share have been computed using the weighted-average number of common shares outstanding. For the periods presented, there are no dilutive securities. Consequently, basic, and diluted earnings per share are the same.

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

Other Comprehensive Income

For the three and six months ended June 30, 2022 and 2021, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentrations

The Company has one significant customer which represented more than 10% of the Company’s Accounts Receivable on June 30, 2022. No customers represented more than 10% of the Company’s Accounts Receivable on December 31, 2021. That same customer represented more than 10% of the Company’s total Net Sales for the six months ended June 30, 2022 and 2021 and for the three months ended June 30, 2021. However, for the three months ended June 30, 2022, no customer represented more than 10% of the Company’s total Net Sales. Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are consistent with those discussed in detail in the Company’s December 31, 2021 Form 10-K.

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

3. INVENTORIES

Inventories, net of reserves of $1,274,000 and $505,000 on June 30, 2022 and December 31, 2021, respectively, consisted of the following:

	June 30,	December 31,
	2022	2021
	(in thousands)

Finished Goods	$7,758	$5,903
Raw Materials	13,784	9,662
Inventories - Net	$21,542	$15,565

4. LINE OF CREDIT AND OTHER BORROWINGS

On December 1, 2017, the Company agreed to a new Amended and Restated Revolving Line of Credit Note (the “Line”) and Third Amendment to the Loan Agreement with Santander Bank, N.A. (the “Bank”). The Company established a line of credit facility in the maximum amount of $15,000,000, maturing on December 1, 2022, with funds available for working capital purposes and other cash needs. The loan is unsecured. The loan agreement provides for the payment of any borrowings under the agreement at an interest rate range of either LIBOR plus 0.75% to plus 1.75% (for borrowings with a fixed term of 30, 60, or 90 days), or Prime Rate up to Prime Rate plus 0.50% (for borrowings with no fixed term other than the December 1, 2022 maturity date), depending upon the Company’s then existing financial ratios. Currently, the Company’s ratio would allow for the most favorable rate under the agreement’s range, which would be a rate of 2.54%. The Company is also required to pay on a quarterly basis an unused facility fee of 10 basis points of the average unused balance of the note. The Company may terminate the line at any time during the five-year term, as long as there are no amounts outstanding.

As of June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings on its line of credit and was in compliance with all debt covenants.

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

Commitments

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

The Company has salary continuation agreements with current and/or past employees. These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement. The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments associated with these agreements is $389,000 on June 30, 2022, of which $341,000 is included in Other Long Term Liabilities, and the remaining current portion of $48,000 is included in Other Liabilities, associated with the applicable retirement benefit payments over the next twelve months. The December 31, 2021 liability of $447,000 had $399,000 reported in Other Long Term Liabilities, and a current portion of $48,000 in Other Liabilities.

The Company has obtained and is the beneficiary of life insurance policies with respect to current and/or past employees. The cash surrender value of such policies (included in Other Long Term Assets) amounts to $1,532,000 at June 30, 2022 and $1,651,000 at December 31, 2021.

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

Contingencies

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

The Company has in place commercial general liability insurance policies that cover most Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $2,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $2,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims as of June 30, 2022 is estimated to not exceed approximately $7,382,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the Condensed Consolidated Financial Statements primarily represents an accrual for legal costs for services previously rendered, and outstanding or anticipated settlements for Claims, to the extent not expected to be covered by the Company’s insurance policies. The liabilities recorded on the Company’s books as of June 30, 2022 and December 31, 2021 were $2,497,000 and $262,000, respectively, and are included in Other Liabilities.

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

Grants of Phantom Stock Units. As of December 31, 2021, the Company had 8,358 unvested units outstanding, all of which were granted at Full Value. On February 22, 2022, the Company granted an additional 2,471 Full Value Units with a fair value of $148.03 per unit on grant date, using historical volatility. In February 2022, the Company paid $838,000 for 5,450 fully vested and matured units that were granted during 2018, including their respective earned dividend values. In March 2022, the Company paid $295,000 for 1,870 fully vested units that were granted during 2018, 2019 and 2020, including their respective earned dividend values. As of June 30, 2022, the Company had 6,693 unvested units outstanding.

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

The Company recognizes the reversal of any previously recognized compensation expense on forfeited awards in the period that the award is forfeited. During the three and six months ended June 30, 2022 and 2021, no awards were forfeited.

The total Phantom Stock related liability as of June 30, 2022 was $1,426,000 of which $696,000 is included in Other Liabilities, as it is expected to be paid within the next twelve months, and the balance of $730,000 is included in Other Long Term Liabilities. The total Phantom Stock related liability as of December 31, 2021 was $2,427,000 of which $1,156,000 was included in Other Liabilities, and the balance of $1,271,000 was included in Other Long Term Liabilities.

Related to the Phantom Stock Plan, in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, the Company recorded compensation expense of approximately $132,000 and $477,000 for the six months ended June 30, 2022 and 2021, respectively. The company recorded compensation income of approximately $148,000 for the three months ended June 30, 2022 and compensation expense of $36,000 for the three months ended June 30, 2021, respectively. Compensation income or expense for a given period largely depends upon fluctuations in the Company’s stock price.

The following table summarizes information about the Company’s nonvested phantom stock Units as of June 30, 2022:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested on December 31, 2021	8,358	$100.93
Granted	2,471	$148.03
Vested	(4,136)	$84.66
Forfeited	—	—
Canceled	—	—
Nonvested on June 30, 2022	6,693	$128.38
Phantom Stock Unit Awards Expected to Vest	6,693	$128.38

The total unrecognized compensation costs calculated on June 30, 2022 are $544,000 which will be recognized through February of 2025. The Company will recognize the related expense over the weighted average period of 1.3 years.

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

In the U.S., the Company leases a facility in Houston, Texas, which currently provides manufacturing, stocking, and sales operations, with the lease term running through October 2024 and a facility in Malvern, Pennsylvania, which was recently consummated, effective January 1, 2022, with a 3-year term ending in December 2024, that provides warehousing. Additionally, the Company extended its operating lease agreement for its corporate office space in Middletown, Connecticut, with the lease term ending in June 2027.

In the U.K., the Company leases a facility in Banbury, England, which serves manufacturing, warehousing, and other operational functions. The lease in Banbury has a 15-year term ending in March 2036.

In addition to property rentals, the Company also has lease agreements in place for various fleet vehicles and equipment with various lease terms.

On June 30, 2022, the Company has recorded right-of-use assets of $3,445,000, and a lease liability of $3,446,000, of which $461,000 is reported as a current liability. On December 31, 2021, the Company had recorded right-of-use assets of $3,374,000, and a lease liability of $3,373,000, of which $383,000 was reported as a current liability. The respective weighted average remaining lease term and discount rate are approximately 11.23 years and 1.06% as of June 30, 2022.

Rent expense for the operating leases was approximately $130,000 and $265,000 for the three and six months ended June 30, 2022 and $108,000 and $204,000 for the three and six months ended June 30, 2021.

Future minimum lease payments, inclusive of interest, under non-cancelable leases as of June 30, 2022 are as follows:

Twelve Months Ending June 30,	Operating Leases
(in thousands)
2023	$461
2024	436
2025	326
2026	256
2027	259
Thereafter	1,708
Total Minimum Lease Payments	$3,446

8. SHAREHOLDERS’ EQUITY

As of June 30, 2022 and December 31, 2021, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share. For both periods, the total number of outstanding shares was 10,094,322, shares held in Treasury was 59,311, and total shares issued was 10,153,633.

During 2022 and 2021, upon approval of the Board of Directors (the “Board”) the Company has declared and paid dividends, as set forth in the following table:

Dividend Declared		Dividend Paid
Date	Price Per Share	Date	Amount
June 24, 2022	$0.32	July 5, 2022	$3,230,000
March 29, 2022	$0.30	April 25, 2022	$3,028,000
December 9, 2021	$0.30	December 30, 2021	$3,029,000
September 15, 2021	$0.30	October 4, 2021	$3,028,000
June 9, 2021	$0.30	July 6, 2021	$3,028,000
March 24, 2021	$0.28	April 14, 2021	$2,827,000
December 11, 2020	$0.28	January 5, 2021	$2,826,000

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

10. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred through the date of this filing. During this period, no events came to the Company’s attention that would impact the Condensed Consolidated Financial Statements for the period ended June 30, 2022.

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

CHANGES IN FINANCIAL CONDITION

For the period ended June 30, 2022 vs. December 31, 2021

The Company’s cash balance of $30,272,000 on June 30, 2022 decreased $2,641,000 (8.0%) from a $32,913,000 balance at December 31, 2021. Consistent with prior years, the Company paid a significant amount of cash during the first quarter for obligations that were accrued as of the end of the preceding year, such as various incentive related compensation and sales promotional incentive programs. The Company also purchased additional raw materials because of the challenging supply chain environment. Those cash outflows were partially offset by income generated from operations and net cash collections from accounts receivables. See the Company’s Condensed Consolidated Cash Flow Statements for further details regarding the change in cash.

Accounts Receivable was $17,403,000 and $20,726,000 as of June 30, 2022 and December 31, 2021, respectively, decreasing $3,323,000 or 16.0%. This is mostly timing related, associated with greater cash collections resulting from higher sales during the fourth quarter of the previous year versus the current quarter.

Inventory was $21,542,000 and $15,565,000 as of June 30, 2022 and December 31, 2021, respectively, increasing $5,977,000 or 38.4%. The increase is mainly the result of the purchase of inventory to ensure enough materials on hand because of the challenging supply chain environment and significantly increased costs.

Accrued Compensation was $3,178,000 on June 30, 2022, compared to $7,008,000 on December 31, 2021, decreasing $3,830,000 or 54.7%. A significant portion of the liability that existed at the previous year end related to incentive compensation earned in 2021. As is customary, the liability was then paid during the first quarter of the following year, or 2022, thus diminishing the balance. The liability now represents amounts earned during the current year.

Accrued Commissions and Sales Incentives were $3,944,000 and $7,183,000 as of June 30, 2022 and December 31, 2021, respectively, decreasing $3,239,000 or 45.1%. A portion of the decrease relates to a lower level of sales during the current quarter in comparison to the fourth quarter of the previous year, and the resulting commissions and sales incentives that are earned. Additionally, a portion of the sales incentives have an annual component which accumulates during the year and are then paid during the first quarter of the following year.

Retained earnings were $54,696,000 and $50,053,000 as of June 30, 2022 and December 31, 2021, respectively, increasing $4,643,000 or 9.3%. The increase was primarily due to net income during the year, as provided on the Company’s Condensed Consolidated Statements of Income, partially offset by dividends declared during 2022, as discussed in detail in Note 8, Shareholders’ Equity, to the Condensed Consolidated Financial Statements included in this report.

RESULTS OF OPERATIONS

Three months ended June 30, 2022 vs. June 30, 2021

The Company reported comparative results from operations for the three months ended June 30, 2022 and 2021 as follows:

	Three months ended June 30,
	(in thousands)

	2022	2022	2021	2021
	($000)%		($000)%
Net Sales	$31,748	100.0%	$31,966	100.0%
Gross Profit	$20,793	65.5%	$19,698	61.6%
Operating Profit	$7,342	23.1%	$8,419	26.3%

Net Sales. The Company’s 2022 second quarter sales of $31,748,000 decreased $218,000 or 0.7% compared to the second quarter of 2021, which generated sales of $31,966,000. The decrease in sales resulted primarily from a decrease in volume which was mainly offset by pricing actions which the Company took to offset material cost pressure and to protect margins.

Gross Profit. The Company’s gross profit margins were 65.5% and 61.6% for the three months ended June 30, 2022 and 2021, respectively. The increase mainly relates to pricing actions which the Company took to offset material cost pressure and to protect margins.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $5,501,000 and $4,928,000 for the three months ended June 30, 2022 and 2021, respectively, representing an increase of $573,000 or 11.6%. The increases mostly related to costs for resumption of travel and other marketing efforts, which were lower in the 2021 period due to the pandemic, commissions, and staffing related expenses. Commissions increased partly because of a shift of shipments from third party warehouses, whose shipments are subject to commission, compared to those directly from the manufacturing facilities, whose shipments are not subject to commission. Selling expenses increased as a percent of net sales compared to last year, being 17.3% for the three months ended June 30, 2022, and 15.4% for the three months ended June 30, 2021.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $6,753,000 and $5,139,000 for the three months ended June 30, 2022 and 2021, respectively, thus increasing by $1,614,000 or 31.4%. Higher items include higher product liability reserves and expenses of $1,918,000 associated primarily with one pending case, which the Company continues to vigorously defend, and staffing related expenses which are partially offset by lower incentive compensation and professional fees. Incentive compensation is derived from two notable components. There was a decrease in the incentive compensation component which is aligned with profitability; and there was a reduction in stock based compensation expense which moves in relation to the Company’s stock price, as detailed in Note 6, Stock Based Compensation Plans, to the Condensed Consolidated Financial Statements included in this report. As a percentage of sales, general and administrative expenses increased to 21.3% for the three months ended June 30, 2022 from 16.1% for the three months ended June 30, 2021.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $1,197,000 and $1,212,000 for the three months ended June 30, 2022 and 2021, respectively, decreasing by $15,000 or 1.2%. Engineering expenses as a percentage of sales were 3.8% for the three months ended June 30, 2022 and 2021.

Operating Profits. Reflecting all of the factors mentioned above, operating profits were $7,342,000 and $8,419,000 for the three months ended June 30, 2022 and 2021, respectively, decreasing by $1,077,000 or 12.8%.

Interest Income. Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. The Company recorded $11,000 of interest income for the three months ended June 30, 2022 and $8,000 for the three months ended June 30, 2021.

Other Income (Expense). Other income (expense) primarily consists of foreign currency exchange gains (losses) on transactions settled in currencies other than the Company’s local currency, typically related to the Company’s foreign U.K. subsidiaries. There was a loss of $138,000 recorded during the three months ended June 30, 2022, but income of $7,000 during the three months ended June 30, 2021. The British Pound had weakened during the three months ended June 30, 2022.

Income Tax Expense. Income tax expense was $1,755,000 for the three months ended June 30, 2022, compared to $2,232,000 for the same period in 2021, decreasing $477,000 or 21.4%, mostly the result of the decrease in income before taxes.

Six months ended June 30, 2022 vs. June 30, 2021

The Company reported comparative results from operations for the six months ended June 30, 2022 and 2021 as follows:

	Six months ended June 30,
	(in thousands)

	2022	2022	2021	2021
	($000)%		($000)%
Net Sales	$63,041	100.0%	$62,829	100.0%
Gross Profit	$39,908	63.3%	$39,257	62.5%
Operating Profit	$14,708	23.3%	$16,738	26.6%

Net Sales. The Company’s sales for the first six months of 2022 of $63,041,000 increased $212,000 or 0.3% compared to the first six months of 2021, which generated sales of $62,829,000. The increase in sales was two-fold, resulting primarily from pricing actions which the Company took to offset material cost pressure and to protect margins and, to a lesser extent, by a decrease in unit volume.

Gross Profit. The Company’s gross profit margins were 63.3% and 62.5% for the six months ended June 30, 2022 and 2021, respectively.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $11,284,000 and $9,749,000 for the six months ended June 30, 2022 and 2021, respectively, representing an increase of $1,535,000 or 15.7%. The increases primarily related to costs for resumption of travel and other marketing efforts, which were lower in the 2021 period due to the pandemic. Commissions, freight and staffing related expenses were also higher. Commissions increased partly because of a shift of shipments from third party warehouses, whose shipments are subject to commission, compared to those directly from the manufacturing facilities, whose shipments are not subject to commission. Freight costs increased because of higher fuel costs and constrained availability. Selling expenses increased as a percent of net sales compared to last year, being 17.9% for the six months ended June 30, 2022, and 15.5% for the six months ended June 30, 2021.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $11,503,000 and $10,557,000 for the six months ended June 30, 2022 and 2021, respectively, thus increasing by $946,000 or 9.0%. Higher items higher product liability reserves and expenses of $1,520,000 associated primarily with one pending case, which the Company continues to vigorously defend, and staffing related expenses which are partially offset by lower incentive compensation and professional fees. Incentive compensation is derived from two notable components. There was a decrease in the incentive compensation component which is aligned with profitability; and there was a reduction in stock based compensation expense which moves in relation to the Company’s stock price, as detailed in Note 6, Stock Based Compensation Plans, to the Condensed Consolidated Financial Statements included in this report. As a percentage of sales, general and administrative expenses increased to 18.2% for the six months ended June 30, 2022 from 16.8% for the six months ended June 30, 2021.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $2,413,000 and $2,213,000 for the six months ended June 30, 2022 and 2021, respectively, increasing by $200,000 or 9.0%, mainly associated with increases in experimental materials and travel. Engineering expenses increased as a percentage of sales, being 3.8% for the six months ended June 30, 2022, and 3.5% for the same period in 2021.

Operating Profits. Reflecting all of the factors mentioned above, operating profits were $14,708,000 and $16,738,000 for the six months ended June 30, 2022 and 2021, respectively, decreasing by $2,030,000 or 12.1%.

Interest Income. Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. The Company recorded $20,000 and $17,000 of interest income during the first six months of 2022 and 2021, respectively.

Other Income (Expense). Other Income (Expense) primarily consists of foreign currency exchange gains (losses) on transactions settled in currencies other than the Company’s local currency, typically related to the Company’s foreign U.K. subsidiaries. There was a loss of $164,000 recorded during the first six months of 2022, but a gain of $25,000 during the first six months of 2021. The British Pound had weakened during the first six months of 2022.

Income Tax Expense. Income Tax Expense was $3,634,000 for the first six months of 2022, compared to $4,281,000 for the same period in 2021, decreasing $647,000 or 15.1%, mostly the result of the decrease in income before taxes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. Estimates are used for, but not limited to, revenue recognition and related sales incentives, provisions for credit losses, inventory reserves, valuation of goodwill, product liability reserves, valuation of phantom stock, and accounting for income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We believe our judgments related to these accounting estimates are appropriate. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

The Company’s accounting policy relating to revenue recognition reflects the impact of the adoption of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), which is discussed further in the Notes to the Condensed Consolidated Financial Statements. As a result of the adoption of ASC 606, the Company records revenue based upon a five-step approach. The Company sells goods on typical, unmodified free on board (FOB) shipping point terms. As the seller, it can be determined that the shipped goods meet the agreed-upon specifications in the contract or customer purchase order (e.g. items, quantities, and prices) with the buyer, so customer acceptance would be deemed a formality, as noted in ASC 606-10-55-86. As a result, the Company has a legal right to payment upon shipment of the goods. Based upon the above, the Company has concluded that transfer of control substantively transfers to the customer upon shipment. Other than standard product warranty provisions, the sales arrangements provide for no other post-shipment obligations. The Company offers rebates and other sales incentives, promotional allowances, or discounts to certain customers, typically related to purchase volume, and are classified as a reduction of revenue and recorded at the time of sale. The Company periodically evaluates whether an allowance for sales returns is necessary. Historically, the Company has experienced minimal sales returns. If it is believed there are to be material potential sales returns, the Company will provide the necessary provision against sales.

Provision for Credit Losses

The Company maintains allowances for credit losses, which represent an estimate of expected losses over the remaining contractual life of its receivables considering current market conditions and estimates for supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing assessments and evaluations of collectability, historical loss experience, and future expectations in estimating credit losses in its receivable portfolio. For accounts receivables, the Company uses historical loss experience rates and applies them to a related aging analysis while also considering customer and/or economic risk where appropriate. Determination of the proper amount of allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, as a result, net earnings. The allowances consider numerous quantitative and qualitative factors that include receivable type, historical loss experience, delinquency trends, collection experience, current economic conditions, estimates for supportable forecasts, when appropriate, and credit risk characteristics. Changes in allowances may occur in the future as the above referenced quantitative and qualitative factors change.

Inventories

Inventories are valued at the lower of cost or net realizable value. The cost of inventories is determined by the first-in, first-out (FIFO) method. The Company generally considers inventory quantities beyond two years of usage, measured on a historical usage basis, to be excess inventory and reduces the carrying value of inventory accordingly. These reductions to the inventory carrying values are estimates, which could vary significantly, either favorably or unfavorably, from actual amounts if future economic conditions, sales levels, or competitive conditions change.

Goodwill

In accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 350, Intangibles – Goodwill and Other (ASU 2017-04), using the simplified method as adopted, the Company performed an annual impairment test as of December 31, 2021. This test did not indicate any impairment of goodwill as the Company’s estimated fair value of the reporting unit exceeded carrying value. The test may be performed more frequently if we believe indicators of impairment might exist. These indicators may include changes in macroeconomic and industry conditions, overall financial performance, and other relevant entity-specific events.

Product Liability Reserves

Product liability reserves represent the estimated unpaid amounts under the Company’s insurance policies with respect to existing claims. The Company uses the most current available data to estimate claims. As explained more fully under Note 5, Commitments and Contingencies, to the Condensed Consolidated Financial Statements included in this report for various product liability claims covered under the Company’s general liability insurance policies, the Company must pay certain defense and settlement costs within its deductible or self-insured retention limits, ranging primarily from $25,000 to $2,000,000 per claim, depending on the terms of the policy in the applicable policy year, up to an aggregate amount. The Company is vigorously defending against all known claims. It is possible that the Company may incur increased litigation costs in the future due to a variety of factors, including a higher number of claims, higher legal costs, and higher insurance deductibles or retentions. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. From time to time, depending upon the nature of a particular case, the Company may decide to spend more than a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the Condensed Consolidated Financial Statements primarily represents an accrual for legal costs for services previously rendered, and outstanding or anticipated settlements for claims, to the extent not expected to be covered by the Company’s insurance policies.

Stock-Based Compensation Plans

In 2006, the Company adopted a Phantom Stock Plan (the “Plan”), which allows the Company to grant phantom stock units (“Units”) to certain key employees, officers, or directors. The Units each represent a contractual right to payment of compensation in the future based upon the market value of the Company’s common stock and are accordingly recorded as liabilities. The Units follow a vesting schedule of three years from the grant date and are then paid upon maturity. In accordance with FASB ASC Topic 718, Compensation - Stock Compensation (“Topic 718”), the Company uses the Black-Scholes option pricing model as its method for determining the fair value of the Units. The liabilities for the Units are adjusted to market value over time from the grant dates to the related maturity dates. The Company recognizes the reversal of any previously recognized compensation expense on forfeited nonvested Units in the period the Units are forfeited. Further details of the Plan are provided in Note 6, Stock-Based Compensation Plans, to the Condensed Consolidated Financial Statements included in this report. Any significant changes in the Company’s stock price may have a material impact upon the valuation of the Units.

Income Taxes

The Company accounts for tax liabilities in accordance with the FASB ASC Topic 740, Income Taxes. Under this method the Company recorded tax expense and related deferred taxes and tax benefits.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. The Company’s accounting for deferred tax consequences represents the best estimate of those future events. Changes in estimates, due to unanticipated events or otherwise, could have a material effect on the financial condition and results of operations of the Company. The Company continually evaluates its deferred tax assets to determine if a valuation allowance is required.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company’s primary cash needs have been related to working capital items, which the Company has largely funded through cash generated from operations.

As of June 30, 2022, the Company had a cash balance of $30,272,000. Additionally, the Company has a $15,000,000 line of credit available, as discussed in detail in Note 4, which had no borrowings outstanding upon it on June 30, 2022. On December 31, 2021, the Company had a cash balance of $32,913,000, with no borrowings against the line of credit.

Operating Activities

Cash provided or used by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For the six months ended June 30, 2022, the Company’s operating activities provided cash of $873,000, compared to the six months ended June 30, 2021 which provided cash of $10,980,000, a difference of $10,107,000. For details of the operating cash flows refer to the Condensed Consolidated Statements of Cash Flows in Part I – Financial Information on page seven.

As a general trend, the Company tends to deplete or generate lower amounts of cash early in the year, as significant payments are typically made for accrued promotional incentives and incentive compensation. Cash has then historically shown a tendency to be restored and accumulated during the latter portion of the year.

Investing Activities

Cash used in investing activities during the six months ended June 30, 2022 and 2021 was $504,000 and $517,000, respectively for capital expenditures.

Financing Activities

All financing activities relate to dividend payments, which are detailed in Note 8, Shareholders’ Equity. Dividend payments through the first six months of 2022 and 2021 amounted to $3,028,000 and $5,653,000, respectively.

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

Item 4 – Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

At the end of the fiscal second quarter of 2022, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes, and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission. The Company’s management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934. Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

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

OMEGA FLEX, INC.
(Registrant)

Date: August 5, 2022	By:	/s/ Matthew F. Unger
Matthew F. Unger
Vice President – Finance
and Chief Financial Officer

-38-