Form 10-Q
period 2022-09-30
Omega Flex, Inc.
filed 2022-11-07
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of the registrant’s common stock outstanding as of September 30, 2022 was 10,094,322.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, except Common Stock par value)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$30,569	$32,913
Accounts Receivable - less allowances of $1,229 and $1,410, respectively	19,043	20,726
Inventories - Net	21,827	15,565
Other Current Assets	4,615	2,533
Total Current Assets	76,054	71,737

Right-Of-Use Assets - Operating	3,095	3,374
Property and Equipment - Net	8,558	8,569
Goodwill - Net	3,526	3,526
Deferred Taxes	206	7
Other Long Term Assets	1,584	1,702
Total Assets	$93,023	$88,915

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,576	$3,355
Accrued Compensation	2,897	7,008
Accrued Commissions and Sales Incentives	4,765	7,183
Dividends Payable	3,230	-
Taxes Payable	-	1
Lease Liability - Operating	431	383
Other Liabilities	7,079	4,864
Total Current Liabilities	20,978	22,794

Lease Liability - Operating, net of current portion	2,668	2,990
Deferred Taxes	13	427
Tax Payable Long Term	427	493
Other Long Term Liabilities	914	1,670
Total Liabilities	25,000	28,374

Commitments and Contingencies (Note 5)

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 share: authorized 20,000,000 shares: 10,153,633 shares issued and 10,094,322 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	11,025	11,025
Retained Earnings	58,005	50,053
Accumulated Other Comprehensive Loss	(1,287)	(827)
Total Omega Flex, Inc. Shareholders’ Equity	67,844	60,352
Noncontrolling Interest	179	189

Total Shareholders’ Equity	68,023	60,541

Total Liabilities and Shareholders’ Equity	$93,023	$88,915

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, except per Common Share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
	(unaudited)

Net Sales	$31,629	$31,725	$94,670	$94,554

Cost of Goods Sold	11,872	11,686	35,005	35,258

Gross Profit	19,757	20,039	59,665	59,296

Selling Expense	5,261	4,876	16,545	14,625
General and Administrative Expense	4,754	5,724	16,257	16,281
Engineering Expense	1,101	1,113	3,514	3,326

Operating Profit	8,641	8,326	23,349	25,064

Interest Income	32	10	52	27
Other Income (Expense)	(210)	(19)	(374)	6

Income Before Income Taxes	8,463	8,317	23,027	25,097

Income Tax Expense	1,924	2,160	5,558	6,441

Net Income	6,539	6,157	17,469	18,656
Less: Net (Income) Loss attributable to the Noncontrolling Interest	1	(9)	(28)	(57)

Net Income attributable to Omega Flex, Inc.	$6,540	$6,148	$17,441	$18,599

Basic and Diluted Earnings per Common Share	$0.65	$0.61	$1.73	$1.84

Cash Dividends Declared per Common Share	$0.32	$0.30	$0.94	$0.88

Basic and Diluted Weighted Average Shares Outstanding	10,094	10,094	10,094	10,094

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
	(unaudited)

Net Income	$6,539	$6,157	$17,469	$18,656

Other Comprehensive (Loss):
Foreign Currency Translation Adjustment	(213)	(96)	(498)	(60)
Other Comprehensive (Loss)	(213)	(96)	(498)	(60)

Comprehensive Income	6,326	6,061	16,971	18,596

Less: Comprehensive (Income) Loss Attributable to the Noncontrolling Interest	17	(3)	10	(54)

Total Comprehensive Income	$6,343	$6,058	$16,981	$18,542

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in Thousands, Except Share Amounts)

For the three months ended September 30, 2022

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
	(unaudited)
July 1, 2022	10,094,322	$102	$(1)	$11,025	$54,696	$(1,090)	$196	$64,928

Net Income					6,540		(1)	6,539
Cumulative Translation Adjustment						(197)	(16)	(213)
Dividends Declared					(3,231)			(3,231)

September 30, 2022	10,094,322	$102	$(1)	$11,025	$58,005	$(1,287)	$179	$68,023

For the three months ended September 30, 2021

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
	(unaudited)
July 1, 2021	10,094,322	$102	$(1)	$11,025	$42,366	$(745)	$311	$53,058

Net Income					6,148		9	6,157
Cumulative Translation Adjustment						(90)	(6)	(96)
Dividends Declared					(3,028)		(129)	(3,157)

September 30, 2021	10,094,322	$102	$(1)	$11,025	$45,486	$(835)	$185	$55,962

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in Thousands, Except Share Amounts)

For the nine months ended September 30, 2022

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
	(unaudited)
January 1, 2022	10,094,322	$102	$(1)	$11,025	$50,053	$(827)	$189	$60,541

Net Income					17,441		28	17,469
Cumulative Translation Adjustment						(460)	(38)	(498)
Dividends Declared					(9,489)			(9,489)

September 30, 2022	10,094,322	$102	$(1)	$11,025	$58,005	$(1,287)	$179	$68,023

For the nine months ended September 30, 2021

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
	(unaudited)
January 1, 2021	10,094,322	$102	$(1)	$11,025	$35,769	$(778)	$260	$46,377

Net Income					18,599		57	18,656
Cumulative Translation Adjustment						(57)	(3)	(60)
Dividends Declared					(8,882)		(129)	(9,011)

September 30, 2021	10,094,322	$102	$(1)	$11,025	$45,486	$(835)	$185	$55,962

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	For the nine months ended
	September 30,
	2022	2021
	(unaudited)
Cash Flows from Operating Activities:
Net Income	$17,469	$18,656
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Non-Cash Compensation	51	579
Depreciation and Amortization	812	697
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	(183)	105
Deferred Taxes	(613)	303
Provision for Inventory Reserves	(409)	303
Changes in Assets and Liabilities:
Accounts Receivable	1,625	(2,165)
Inventories	(6,474)	(1,671)
Right-Of-Use Assets	380	201
Other Assets	(1,975)	(1,309)
Accounts Payable	(679)	(605)
Accrued Compensation	(4,078)	(235)
Accrued Commissions and Sales Incentives	(2,401)	1,148
Lease Liabilities	(376)	(209)
Other Liabilities	1,420	(2,634)
Net Cash Provided by Operating Activities	4,569	13,164

Cash Flows from Investing Activities:
Capital Expenditures	(817)	(720)
Net Cash Used in Investing Activities	(817)	(720)

Cash Flows from Financing Activities:
Dividends Paid	(6,258)	(8,809)
Net Cash Used in Financing Activities	(6,258)	(8,809)

Net (Decrease) Increase in Cash and Cash Equivalents	(2,506)	3,635
Translation effect on cash	162	(23)
Cash and Cash Equivalents – Beginning of Period	32,913	23,633
Cash and Cash Equivalents – End of Period	$30,569	$27,245

Supplemental Disclosure of Cash Flow Information:
Cash paid for Income Taxes	$7,226	$7,455
Declared Dividends	$9,489	$9,011

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Additions to Right-Of-Use Assets obtained from new operating Lease Liabilities	$644	$3,261

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). The Company’s Condensed Consolidated Financial Statements for the quarter ended September 30, 2022 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K). All material inter-company accounts and transactions have been eliminated in consolidation. It is management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature, or a description is provided for any adjustments that are not of a normal recurring nature.

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

The reserve for credit losses, which include future credits, discounts, and doubtful accounts, was $1,229,000 and $1,410,000 as of September 30, 2022 and December 31, 2021, respectively.

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

Stock-Based Compensation Plans

In 2006, the Company adopted a Phantom Stock Plan (the “Plan”), which allows the Company to grant phantom stock units (“Units”) to certain key employees, officers, or directors. The Units each represent a contractual right to payment of compensation in the future based upon the market value of the Company’s common stock and are accordingly recorded as liabilities. The Units follow a vesting schedule over three years from the grant date and are then paid upon maturity. In accordance with FASB ASC Topic 718, Compensation - Stock Compensation (“Topic 718”), the Company uses the Black-Scholes option pricing model as its method for determining the fair value of the Units. The liabilities for the Units are adjusted to market value over time from the grant dates to the related maturity dates. The Company recognizes the reversal of any previously recognized compensation expense on forfeited nonvested Units in the period the Units are forfeited.

The Plan has been amended and restated, for all grants made starting January 1, 2023, to set the vesting method to three-year cliff vesting following the grant date, with full value paid upon maturity. Additionally, for grants made starting January 1, 2023, upon retirement at age 67 or greater, and with one year of continuous service prior to retirement, vesting of the issued grant(s) would accelerate on a pro-rata basis, 1/3 per year from the grant date.

Further details of the Plan are provided in Note 6, Stock-Based Compensation Plans, to the Condensed Consolidated Financial Statements included in this report.

Product Liability Reserves

Product liability reserves represent the estimated unpaid amounts under the Company’s insurance policies with respect to existing claims. The Company uses the most current available data to estimate claims. As explained more fully under Note 5, Commitments and Contingencies, to the Condensed Consolidated Financial Statements included in this report, for various product liability claims covered under the Company’s general liability insurance policies, the Company must pay certain defense and settlement costs within its deductible or self-insured retention limits, ranging primarily from $25,000 to $3,000,000 per claim, depending on the terms of the policy in the applicable policy year, up to an aggregate amount. The Company is vigorously defending against all known claims.

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

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of September 30, 2022 and December 31, 2021, each of the Company’s leases are classified as operating leases.

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

Other Comprehensive Income

For the three and nine months ended September 30, 2022 and 2021, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentrations

The Company has one significant customer which represented more than 10% of the Company’s Accounts Receivable on September 30, 2022. No customers represented more than 10% of the Company’s Accounts Receivable on December 31, 2021. That same customer represented more than 10% of the Company’s total Net Sales for the three and nine months ended September 30, 2022 and 2021. Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are consistent with those discussed in detail in the Company’s December 31, 2021 Form 10-K.

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

3. INVENTORIES

Inventories, net of reserves of $78,000 and $505,000 on September 30, 2022 and December 31, 2021, respectively, consisted of the following:

	September 30,	December 31,
	2022	2021
	(in thousands)

Finished Goods	$8,538	$5,903
Raw Materials	13,289	9,662
Inventories - Net	$21,827	$15,565

4. LINE OF CREDIT AND OTHER BORROWINGS

On December 1, 2017, the Company agreed to a new Amended and Restated Revolving Line of Credit Note (the “Line”) and Third Amendment to the Loan Agreement with Santander Bank, N.A. (the “Bank”). The Company established a line of credit facility in the maximum amount of $15,000,000, maturing on December 1, 2022, with funds available for working capital purposes and other cash needs. The loan is unsecured. The loan agreement provides for the payment of any borrowings under the agreement at an interest rate range of either LIBOR plus 0.75% to plus 1.75% (for borrowings with a fixed term of 30, 60, or 90 days), or Prime Rate up to Prime Rate plus 0.50% (for borrowings with no fixed term other than the December 1, 2022 maturity date), depending upon the Company’s then existing financial ratios. Currently, the Company’s ratio would allow for the most favorable rate under the agreement’s range, which would be a rate of 3.89%. The Company is also required to pay on a quarterly basis an unused facility fee of 10 basis points of the average unused balance of the note. The Company may terminate the line at any time during the five-year term, as long as there are no amounts outstanding.

As of September 30, 2022 and December 31, 2021, the Company had no outstanding borrowings on its line of credit and was in compliance with all debt covenants.

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

The Company has salary continuation agreements with current and/or past employees. These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement. The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments associated with these agreements is $382,000 on September 30, 2022, of which $334,000 is included in Other Long Term Liabilities, and the remaining current portion of $48,000 is included in Other Liabilities, associated with the applicable retirement benefit payments over the next twelve months. The December 31, 2021 liability of $447,000 had $399,000 reported in Other Long Term Liabilities, and a current portion of $48,000 in Other Liabilities.

The Company has obtained and is the beneficiary of life insurance policies with respect to current and/or past employees. The cash surrender value of such policies (included in Other Long Term Assets) amounts to $1,509,000 at September 30, 2022 and $1,651,000 at December 31, 2021.

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

The Company has in place commercial general liability insurance policies that cover most Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $3,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $3,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims as of September 30, 2022 is estimated to not exceed approximately $7,840,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the Condensed Consolidated Financial Statements primarily represents an accrual for legal costs for services previously rendered, outstanding settlements for Claims not yet paid, and anticipated settlements for Claims within the Company’s remaining retention under its insurance policies. The liabilities recorded on the Company’s books as of September 30, 2022 and December 31, 2021 were $3,513,000 and $262,000, respectively, and are included in Other Liabilities.

6. STOCK-BASED COMPENSATION PLANS

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

The Units are granted to participants upon the recommendation of the Company’s President, and the approval of the Compensation Committee. Each of the Units that are granted to a participant will be initially valued by the Compensation Committee at an amount equal to the closing price of the Company’s common stock on the grant date but are recorded at fair value using the Black-Sholes method as described below. The Units follow a vesting schedule, with a maximum vesting of three years after the grant date. Grants made on or after January 1, 2023, will fully vest three-years from the grant date. Upon vesting, the Units represent a contractual right of payment for the value of the Unit and therefore are stated as liabilities in accordance with Topic 718. The Units will be paid on their maturity date, one year after all the Units granted in a particular award have fully vested, unless a specified event occurs under the terms of the Plan, which would allow for earlier payment. The value of each Unit at the maturity date will equal the closing price of the Company’s common stock as of the maturity date (Full Value).

In 2009, the Board of Directors authorized an amendment to the Plan to pay an amount equal to the value of any cash or stock dividend declared by the Company on its common stock to be accrued to the phantom stock units outstanding as of the record date of the common stock dividend. The dividend equivalent will be paid at the same time the underlying phantom stock units are paid to the participant.

In addition, the Plan has been amended and restated, for all grants made starting January 1, 2023, to set the vesting method to three-year cliff vesting following the grant date, with full value paid upon maturity. Additionally, for grants made starting January 1, 2023, upon retirement at age 67 or greater, and with one year of continuous service prior to retirement, vesting of the issued grant(s) would accelerate on a pro-rata basis, 1/3 per year from the grant date.

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

Grants of Phantom Stock Units. As of December 31, 2021, the Company had 8,358 unvested units outstanding, all of which were granted at Full Value. On February 22, 2022, the Company granted an additional 2,471 Full Value Units with a fair value of $148.03 per unit on grant date, using historical volatility. In February 2022, the Company paid $838,000 for 5,450 fully vested and matured units that were granted during 2018, including their respective earned dividend values. In March 2022, the Company paid $295,000 for 1,870 fully vested units that were granted during 2018, 2019 and 2020, including their respective earned dividend values. On August 19, 2022, the Company granted an additional 1,022 Full Value Units with a fair value of $113.63 per unit on grant date, using historical volatility. In August 2022, the Company paid $107,000 for the 950 fully vested and matured units that were granted during August 2018, including their respective earned dividend values. As of September 30, 2022, the Company had 6,653 unvested units outstanding.

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

The Company recognizes the reversal of any previously recognized compensation expense on forfeited awards in the period that the award is forfeited. During the three and nine months ended September 30, 2022, no awards were forfeited. However, for the three and nine months ended September 30, 2021, a reversal of $56,000 of previously recognized compensation expense was recognized on 1,212 nonvested forfeited Units.

The total Phantom Stock related liability as of September 30, 2022 was $1,238,000 of which $656,000 is included in Other Liabilities, as it is expected to be paid within the next twelve months, and the balance of $582,000 is included in Other Long Term Liabilities. The total Phantom Stock related liability as of December 31, 2021 was $2,427,000 of which $1,156,000 was included in Other Liabilities, and the balance of $1,271,000 was included in Other Long Term Liabilities.

Related to the Phantom Stock Plan, in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, the Company recorded compensation expense of approximately $51,000 and $579,000 for the nine months ended September 30, 2022 and 2021, respectively. The company recorded compensation income of approximately $81,000 for the three months ended September 30, 2022 and compensation expense of $102,000 for the three months ended September 30, 2021, respectively. Compensation income or expense for a given period largely depends upon fluctuations in the Company’s stock price.

The following table summarizes information about the Company’s nonvested phantom stock Units as of and for the nine months ended September 30, 2022:

	Units	Weighted Average Grant Date Fair Value
Number of Phantom Stock Unit Awards:
Nonvested on December 31, 2021	8,358	$100.93
Granted	3,493	$137.97
Vested	(5,198)	$89.78
Forfeited	—	—
Canceled	—	—
Nonvested on September 30, 2022	6,653	$129.09
Phantom Stock Unit Awards Expected to Vest	6,653	$129.09

The total unrecognized compensation costs calculated on September 30, 2022 are $469,000 which will be recognized through August of 2025. The Company will recognize the related expense over the weighted average period of 1.4 years.

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

In the U.S., the Company leases a facility in Houston, Texas, which currently provides manufacturing, stocking, and sales operations, with the lease term running through October 2024 and a facility in Malvern, Pennsylvania, which was consummated, effective January 1, 2022, with a 3-year term ending in December 2024, that provides warehousing. Additionally, the Company extended its operating lease agreement for its corporate office space in Middletown, Connecticut, with the lease term ending in June 2027.

In the U.K., the Company leases a facility in Banbury, England, which serves manufacturing, warehousing, and other operational functions. The lease in Banbury has a 15-year term ending in March 2036.

In addition to property rentals, the Company also has lease agreements in place for various fleet vehicles and equipment with various lease terms.

On September 30, 2022, the Company has recorded right-of-use assets of $3,095,000, and a lease liability of $3,099,000, of which $431,000 is reported as a current liability. On December 31, 2021, the Company had recorded right-of-use assets of $3,374,000, and a lease liability of $3,373,000, of which $383,000 was reported as a current liability. The respective weighted average remaining lease term and discount rate are approximately 11.01 years and 1.05% as of September 30, 2022.

Rent expense for the operating leases was approximately $119,000 and $384,000 for the three and nine months ended September 30, 2022 and $108,000 and $312,000 for the three and nine months ended September 30, 2021.

Future minimum lease payments, inclusive of interest, under non-cancelable leases as of September 30, 2022 are as follows:

Twelve Months Ending September 30,	Operating Leases
(in thousands)

2023	$431
2024	411
2025	270
2026	240
2027	226
Thereafter	1,521
Total Minimum Lease Payments	$3,099

8. SHAREHOLDERS’ EQUITY

As of September 30, 2022 and December 31, 2021, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share. For both periods, the total number of outstanding shares was 10,094,322, shares held in Treasury was 59,311, and total shares issued was 10,153,633.

During 2022 and 2021, upon approval of the Board of Directors (the “Board”) the Company has declared and paid dividends, as set forth in the following table:

Dividend Declared		Dividend Paid
Date	Price Per Share	Date	Amount
September 30, 2022	$0.32	October 24, 2022	$3,231,000
June 24, 2022	$0.32	July 5, 2022	$3,230,000
March 29, 2022	$0.30	April 25, 2022	$3,028,000
December 9, 2021	$0.30	December 30, 2021	$3,029,000
September 15, 2021	$0.30	October 4, 2021	$3,028,000
June 9, 2021	$0.30	July 6, 2021	$3,028,000
March 24, 2021	$0.28	April 14, 2021	$2,827,000
December 11, 2020	$0.28	January 5, 2021	$2,826,000

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

10. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred through the date of this filing. During this period, no events came to the Company’s attention that would impact the Condensed Consolidated Financial Statements for the period ended September 30, 2022.

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

CHANGES IN FINANCIAL CONDITION

For the period ended September 30, 2022 vs. December 31, 2021

The Company’s cash balance of $30,569,000 on September 30, 2022 decreased $2,344,000 (7.1%) from a balance of $32,913,000 as of December 31, 2021 mainly because of dividends paid of $6,258,000 partially offset by cash provided by operating activities of $4,569,000. See the Company’s Condensed Consolidated Cash Flow Statements for further details regarding the change in cash.

Inventory was $21,827,000 and $15,565,000 as of September 30, 2022 and December 31, 2021, respectively, increasing $6,262,000 or 40.2%. The increase is mainly the result of the purchase of inventory to ensure enough materials on hand because of the challenging supply chain environment and significantly increased costs.

Other Current Assets were $4,615,000 on September 30, 2022, compared to $2,533,000 as of December 31, 2021, increasing $2,082,000 or 82.2%. The increase is mainly the result of the prepayment of annual business insurance premiums for the upcoming annual period.

Accrued Compensation was $2,897,000 on September 30, 2022, compared to $7,008,000 on December 31, 2021, decreasing $4,111,000 or 58.7%. A significant portion of the liability that existed at the previous year end related to incentive compensation earned in 2021. As is customary, the liability was then paid during the first quarter of the following year, or 2022, thus diminishing the balance. In the current year there was a decrease in the incentive compensation liability to align with the changes in the executive management team. The liability now represents amounts earned during the current year.

Accrued Commissions and Sales Incentives were $4,765,000 and $7,183,000 as of September 30, 2022 and December 31, 2021, respectively, decreasing $2,418,000 or 33.7%. A portion of the decrease relates to a lower level of sales during the current quarter in comparison to the fourth quarter of the previous year, and the resulting commissions and sales incentives that are earned. Additionally, a portion of the sales incentives have an annual component which accumulates during the year and are then paid during the first quarter of the following year.

Other Liabilities were $7,079,000 and $4,864,000 as of September 30, 2022 and December 31, 2021, respectively. The increase of $2,215,000 or 45.5% mainly relates to accruals for legal and product liability matters which the Company continues to vigorously defend.

Retained earnings were $58,005,000 and $50,053,000 as of September 30, 2022 and December 31, 2021, respectively, increasing $7,952,000 or 15.9%. The increase was primarily due to net income during the year, as provided on the Company’s Condensed Consolidated Statements of Income, partially offset by dividends declared during 2022, as discussed in detail in Note 8, Shareholders’ Equity, to the Condensed Consolidated Financial Statements included in this report.

RESULTS OF OPERATIONS

Three months ended September 30, 2022 vs. September 30, 2021

The Company reported comparative results from operations for the three months ended September 30, 2022 and 2021 as follows:

	Three months ended September 30, (in thousands)

	2022	2022	2021	2021
	($000)	%	($000)	%
Net Sales	$31,629	100.0%	$31,725	100.0%
Gross Profit	$19,757	62.5%	$20,039	63.2%
Operating Profit	$8,641	27.3%	$8,326	26.2%

Net Sales. The Company’s 2022 third quarter sales of $31,629,000 decreased $96,000 or 0.3% compared to the third quarter of 2021, which generated sales of $31,725,000. Although sales are consistent with the previous period, sales unit volumes were lower. The effect of the lower sales volumes was largely offset by pricing actions to offset material cost pressure and to protect margins.

Gross Profit. The Company’s gross profit margins were 62.5% and 63.2% for the three months ended September 30, 2022 and 2021, respectively.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $5,261,000 and $4,876,000 for the three months ended September 30, 2022 and 2021, respectively, representing an increase of $385,000 or 7.9%. The increases mostly related to commissions, staffing related expenses, and costs for resumption of travel and other marketing efforts, which were lower in the 2021 period due to the pandemic, partially offset by lower freight. Selling expenses increased as a percent of net sales compared to last year, being 16.6% for the three months ended September 30, 2022, and 15.4% for the three months ended September 30, 2021.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $4,754,000 and $5,724,000 for the three months ended September 30, 2022 and 2021, respectively, thus decreasing by $970,000 or 16.9%. There was a decrease in the incentive compensation component which is aligned with profitability of $1,774,000 to align with the changes in the executive management team. There also was a reduction in stock-based compensation expense which moves in relation to the Company’s stock price, as detailed in Note 6, Stock-Based Compensation Plans, to the Condensed Consolidated Financial Statements included in this report. Higher items include product liability reserves and expenses, associated primarily with one pending case, which the Company continues to vigorously defend, and staffing related expenses. As a percentage of sales, general and administrative expenses decreased to 15.0% for the three months ended September 30, 2022 from 18.0% for the three months ended September 30, 2021.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $1,101,000 and $1,113,000 for the three months ended September 30, 2022 and 2021, respectively, decreasing by $12,000 or 1.1%. Engineering expenses as a percentage of sales were 3.5% for the three months ended September 30, 2022 and 2021.

Operating Profits. Reflecting all of the factors mentioned above, operating profits were $8,641,000 and $8,326,000 for the three months ended September 30, 2022 and 2021, respectively, increasing by $315,000 or 3.8%.

Interest Income. Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. The Company recorded $32,000 of interest income for the three months ended September 30, 2022 and $10,000 for the three months ended September 30, 2021.

Other Income (Expense). Other income (expense) primarily consists of foreign currency exchange gains (losses) on transactions settled in currencies other than the Company’s local currency, typically related to the Company’s foreign U.K. subsidiaries. There were losses of $210,000 and $19,000 recorded during the three months ended September 30, 2022 and 2021 respectively. The British Pound had weakened during each of the third quarters of 2022 and 2021. As a percentage of sales, other expenses increased to 0.7% for the three months ended September 30, 2022 from 0.1% for the three months ended September 30, 2021.

Income Tax Expense. Income tax expense was $1,924,000 for the three months ended September 30, 2022, compared to $2,160,000 for the same period in 2021, decreasing $236,000 or 10.9%, mostly because of the reduction of non-deductible incentive compensation to align with the changes in the executive management team.

Nine months ended September 30, 2022 vs. September 30, 2021

The Company reported comparative results from operations for the nine months ended September 30, 2022 and 2021 as follows:

	Nine months ended September 30, (in thousands)

	2022	2022	2021	2021
	($000)	%	($000)	%
Net Sales	$94,670	100.0%	$94,554	100.0%
Gross Profit	$59,665	63.0%	$59,296	62.7%
Operating Profit	$23,349	24.7%	$25,064	26.5%

Net Sales. The Company’s sales for the first nine months of 2022 of $94,670,000 increased $116,000 or 0.1% compared to the first nine months of 2021, which generated sales of $94,554,000. Although sales are consistent with the previous period, sales unit volumes were lower. The effect of the lower sales volumes was largely offset by pricing actions to offset material cost pressure and to protect margins.

Gross Profit. The Company’s gross profit margins were 63.0% and 62.7% for the nine months ended September 30, 2022 and 2021, respectively.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expense was $16,545,000 and $14,625,000 for the nine months ended September 30, 2022 and 2021, respectively, representing an increase of $1,920,000 or 13.1%. The increases primarily related to costs for resumption of travel and other marketing efforts, which were lower in the 2021 period due to the pandemic. Commissions and staffing related expenses were also higher. Commissions increased partly because of a shift of shipments from third party warehouses, whose shipments are subject to commission, compared to those directly from the manufacturing facilities, whose shipments are not subject to commission. Selling expenses increased as a percent of net sales compared to last year, being 17.5% for the nine months ended September 30, 2022, and 15.5% for the nine months ended September 30, 2021.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $16,257,000 and $16,281,000 for the nine months ended September 30, 2022 and 2021, respectively, thus decreasing by $24,000 or 0.1%. There was a decrease in the incentive compensation component which is aligned with profitability of $2,167,000 to align with the changes in the executive management team and there was a reduction in stock-based compensation expense which moves in relation to the Company’s stock price, as detailed in Note 6, Stock-Based Compensation Plans, to the Condensed Consolidated Financial Statements included in this report. Higher items higher product liability reserves and expenses of $2,159,000 associated primarily with two pending cases, which the Company continues to vigorously defend, and staffing related expenses. As a percentage of sales, general and administrative expenses were 17.2% for the nine months ended September 30, 2022 and 2021.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $3,514,000 and $3,326,000 for the nine months ended September 30, 2022 and 2021, respectively, increasing by $188,000 or 5.7%, mainly associated with increases in experimental materials and travel. Engineering expenses increased as a percentage of sales, being 3.7% for the nine months ended September 30, 2022, and 3.5% for the same period in 2021.

Operating Profits. Reflecting all of the factors mentioned above, operating profits were $23,349,000 and $25,064,000 for the nine months ended September 30, 2022 and 2021, respectively, decreasing by $1,715,000 or 6.8%.

Interest Income. Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. The Company recorded $52,000 and $27,000 of interest income during the first nine months of 2022 and 2021, respectively.

Other Income (Expense). Other Income (Expense) primarily consists of foreign currency exchange gains (losses) on transactions settled in currencies other than the Company’s local currency, typically related to the Company’s foreign U.K. subsidiaries. There was a loss of $374,000 recorded during the first nine months of 2022, but a gain of $6,000 during the first nine months of 2021. The British Pound had weakened during the first nine months of 2022. As a percentage of sales, other expenses increased to 0.4% for the nine months ended September 30, 2022.

Income Tax Expense. Income Tax Expense was $5,558,000 for the first nine months of 2022, compared to $6,441,000 for the same period in 2021, decreasing $883,000 or 13.7%, because of the decrease in income before taxes and from the reduction of non-deductible incentive compensation to align with the changes in the executive management team.

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

Product Liability Reserves

Product liability reserves represent the estimated unpaid amounts under the Company’s insurance policies with respect to existing claims. The Company uses the most current available data to estimate claims. As explained more fully under Note 5, Commitments and Contingencies, to the Condensed Consolidated Financial Statements included in this report for various product liability claims covered under the Company’s general liability insurance policies, the Company must pay certain defense and settlement costs within its deductible or self-insured retention limits, ranging primarily from $25,000 to $3,000,000 per claim, depending on the terms of the policy in the applicable policy year, up to an aggregate amount. The Company is vigorously defending against all known claims. It is possible that the Company may incur increased litigation costs in the future due to a variety of factors, including a higher number of claims, higher legal costs, and higher insurance deductibles or retentions. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. From time to time, depending upon the nature of a particular case, the Company may decide to spend more than a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the Condensed Consolidated Financial Statements primarily represents an accrual for legal costs for services previously rendered, settlements for Claims not yet paid, and anticipated settlements for claims within the Company’s remaining retention under its insurance policies.

Stock-Based Compensation Plans

In 2006, the Company adopted a Phantom Stock Plan (the “Plan”), which allows the Company to grant phantom stock units (“Units”) to certain key employees, officers, or directors. The Units each represent a contractual right to payment of compensation in the future based upon the market value of the Company’s common stock and are accordingly recorded as liabilities. The Units follow a vesting schedule over three years from the grant date and are then paid upon maturity. In accordance with FASB ASC Topic 718, Compensation - Stock Compensation (“Topic 718”), the Company uses the Black-Scholes option pricing model as its method for determining the fair value of the Units. The liabilities for the Units are adjusted to market value over time from the grant dates to the related maturity dates. The Company recognizes the reversal of any previously recognized compensation expense on forfeited nonvested Units in the period the Units are forfeited.

The Plan has been amended and restated, for all grants made starting January 1, 2023, to set the vesting method to three-year cliff vesting following the grant date, with full value paid upon maturity. Additionally, for grants made starting January 1, 2023, upon retirement at age 67 or greater, and with one year of continuous service prior to retirement, vesting of the issued grant(s) would accelerate on a pro-rata basis, 1/3 per year from the grant date.

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

As of September 30, 2022, the Company had a cash balance of $30,569,000. Additionally, the Company has a $15,000,000 line of credit available, as discussed in detail in Note 4, which had no borrowings outstanding upon it on September 30, 2022. On December 31, 2021, the Company had a cash balance of $32,913,000, with no borrowings against the line of credit.

Operating Activities

Cash provided or used by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For the nine months ended September 30, 2022, the Company’s operating activities provided cash of $4,569,000, compared to the nine months ended September 30, 2021 which provided cash of $13,164,000, a difference of $8,595,000. For details of the operating cash flows refer to the Condensed Consolidated Statements of Cash Flows in Part I – Financial Information on page eight.

As a general trend, the Company tends to deplete or generate lower amounts of cash early in the year, as significant payments are typically made for accrued promotional incentives and incentive compensation. Cash has then historically shown a tendency to be restored and accumulated during the latter portion of the year.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2022 and 2021 was $817,000 and $720,000, respectively for capital expenditures.

Financing Activities

All financing activities relate to dividend payments, which are detailed in Note 8, Shareholders’ Equity. Dividend payments through the first nine months of 2022 and 2021 amounted to $6,258,000 and $8,809,000, respectively.

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

At the end of the fiscal third quarter of 2022, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes, and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission. The Company’s management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934. Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 – Other Information

None.

Item 6 - Exhibits

Exhibit No.	Description

10.20	Omega Flex, Inc. 2006 Phantom Stock Plan, as amended and restated effective as of January 1, 2023.

10.21	Form of Phantom Stock Agreement between Omega Flex, Inc., and the applicable grantee, for grants on or after January 1, 2023.

31.1	Certification of Chief Executive Officer of Omega Flex, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Omega Flex, Inc. pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Omega Flex, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA FLEX, INC.
(Registrant)

Date: November 7, 2022	By:	/S/ Matthew F. Unger
Matthew F. Unger
Vice President – Finance
and Chief Financial Officer

-38-