Form 10-K
period 2022-12-31
Omega Flex, Inc.
filed 2023-03-10
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act Yes ☐ No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting shares of common stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the second quarter of 2022, was $348,483,353.

The number of shares of common stock outstanding as of March 1, 2023 was 10,094,322.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated by reference from the registrant’s definitive proxy statement (to be filed pursuant to Regulation 14A no later than 120 days after the year ended December 31, 2022, or April 30, 2023) for the 2023 annual meeting of shareholders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (“annual report” or “report”) of Omega Flex, Inc. that are not historical facts — but rather reflect our current expectations concerning future results and events — constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believes,” “expects,” “intends,” “plans,” “anticipates,” “intend,” “estimate,” “potential,” “continue,” “hopes,” “likely,” “will,” and similar expressions, or the negative of these terms, identify such forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause the actual results, performance or achievements of Omega Flex, Inc., or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements are set forth in Part I, Item 1A. Risk Factors, and other parts of this annual report.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of the date of this annual report. We undertake no obligation to update or revise any forward-looking statements, whether to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions, or circumstances, except as required by law. In addition, certain sections of this annual report contain information obtained from independent industry sources and other sources that we have not independently verified.

Unless otherwise indicated or the context otherwise requires, all references in this annual report to the terms “Omega Flex,” the “Company,” “us,” “we”, and “our” refer to Omega Flex, Inc. and its subsidiaries.

PART I

Item 1 - BUSINESS

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

The Company manufactures flexible metal hose at its facilities in Exton, Pennsylvania, and Houston, Texas in the United States (U.S.), and in Banbury, Oxfordshire in the United Kingdom (U.K.). The Company primarily sells its products through distributors, wholesalers and to original equipment manufacturers (“OEMs”) throughout North America and Europe, and to a lesser extent other global markets.

Industry Overview

The flexible metal hose industry is highly fragmented and diverse, with more than 10 companies producing flexible metal hose in the U.S., and at least that many in Europe and Asia. Because of its simple and ubiquitous nature, flexible metal hose has been applied to a number of different applications across a broad range of industries.

The major market categories for flexible metallic hose include (1) automotive, (2) aerospace, (3) residential, commercial, and institutional construction, and (4) general industrial. Omega Flex participates in the latter two markets for flexible metallic hose. The residential and commercial construction markets utilize corrugated stainless steel tubing (CSST) primarily for flexible gas piping, double containment piping for conveying diesel fuel and gasoline from a storage tank to a dispenser or back-up generator. The Company utilizes corrugated copper tubing for medical gases in medical care facilities, including hospitals, clinics, dental and veterinary offices, and long-term care facilities. The general industrial market includes all the processing industries, the most important of which include primary steel, petrochemical, pharmaceutical, and specialty applications for the transfer of fluids at both extremely low and high temperatures, (such as the conveying of cryogenic liquids) and a highly fragmented OEM market, as well as the maintenance and repair market.

None of our competitors appear to be dominant in more than one market. We are a leading supplier of flexible metal hose in each of the markets in which we participate. Our assessment of our overall competitive position is based on several factors. The flexible gas piping market in the U.S. is currently concentrated in the residential housing market. Based on the reports issued by the national trade groups on housing construction, the level of acceptance of flexible gas piping in the construction market, and the average usage of flexible gas piping in a residential building, we believe that we can estimate with a reasonable level of accuracy the size of the total gas piping market. In addition, the Company is a member of an industry trade group comprised of the largest manufacturers of CSST in the U.S., which compiles and distributes sales volume statistics for its members relative to flexible gas piping. Based on our sales and the statistics described above, the Company believes it can estimate its position within that market. For other applications, industry trade groups collect, and report data related to these markets, and we can then compare and estimate our status within that group as a whole. In addition, the customer base for the products that we sell, and the identity of the manufacturers aligned with those customers is fairly well known, which again allows the Company to extract information and estimate its market position. Lastly, the term “leading” implies a host of factors other than sales volume and market share position. It includes the range and capability of the product line, history of product development and new product launches, all of which information is in the public domain. Based on all this information, the Company is reasonably confident that it is indeed a leader in the major market segments in which it participates.

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

In January 2005, Mestek announced its intention to distribute its equity ownership in our common stock to Mestek shareholders. A registration statement for the Omega Flex common stock was filed with the Securities and Exchange Commission (the “SEC”) and the registration statement was declared effective on July 22, 2005. The Company also listed its common stock on the NASDAQ National Market (now the NASDAQ Global Market) under the stock symbol “OFLX” and began public trading of the common stock on August 1, 2005.

Over the years, most of the Company’s business has been concentrated in North America, but the Company also has foreign subsidiaries located in the U.K. and France, which are largely focused on European and other international markets. The Company also has a U.S. subsidiary which owns the Company’s Exton, Pennsylvania real estate.

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

Sales, Products and Customers

We sell our products to customers scattered across a wide and diverse set of industries ranging from construction to pharmaceutical with close to 10,400 customers on record. These sales channels include sales through independent sales representatives, distributors, OEM, and direct sales. We utilize various distribution companies in the sale of our TracPipe® and Counterstrike® flexible gas piping, and these distribution customers in the aggregate represent a significant portion of our business. In particular, the Company has one significant distribution customer, whose various branches had sales in the range of 12% to 13% of total sales during the periods of 2020 to 2022 and was in the range of 7% to 19% of the Company’s accounts receivable balance over the last two years. All of this business is done on a purchase order basis for immediate resale commitments or stocking, and there are no long-term purchase commitments. In the event we were to lose an account, we would not expect any long-term reduction in our sales due to the broad end-user acceptance of our products. We would anticipate that in the event of a loss of any one or more distributors, that after an initial transition period, the sales of our products would resume at or near their historical levels. Furthermore, in the case of certain national distribution chains, which is the case regarding the Company’s largest customer noted above, and other distributors, it is possible that there would continue to be purchasing activity from one or more regional or branch distribution customers. We sell our products within North America, primarily in the U.S. and Canada, and we also sell our products internationally, primarily in Europe through our manufacturing facility located in Banbury, U.K. Our sales outside of North America were in the range of 5% to 7% of our total sales during the last three years, with most of the sales occurring in the U.K. and elsewhere in Europe. We do not have a material portion of our long-lived assets located outside of the U.S.

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

TracPipe®

The Company has had the most success within the residential construction industry with its flexible gas piping products, TracPipe®, which was introduced in 1997, and its more robust counterpart TracPipe® CounterStrike®, which came to market in 2004. Partnered with the development of our AutoFlare® and AutoSnap® fittings and accessories, both have enjoyed wide acceptance due to their reliability and durability. Within the residential construction industry, the flexible gas piping products that we offer, and similar products offered by our competitors have sought to overcome the use of black iron pipe that has traditionally been used by the construction industry in the U.S. and Canada for the piping of fuel gases within a building. Prior to the introduction of the first CSST system in 1989, nearly all construction in the U.S. and Canada used traditional black iron pipe for gas piping. However, the advantages of CSST in areas subject to high incidence and likelihood of seismic events had been first demonstrated in Japan. In seismic testing, the CSST was shown to withstand the stresses on a piping system created by the shifting and movement of an earthquake better than rigid pipe. The advantages of CSST over the traditional black iron pipe also include lower overall installation costs because it can be installed in long uninterrupted lines within the building.

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

CounterStrike®

As previously mentioned, in 2004, the Company introduced a new brand of flexible gas piping sold under the registered trademark “CounterStrike®”. CounterStrike® is designed to be more resistant to damage from transient electrical arcing. In a lightning strike, the electrical energy of the lightning can energize all metal systems and components in a building. This electrical energy, in attempting to reach ground, may arc between metal systems that have different electrical resistance, and arcing can cause damage to the metal systems. In standard CSST systems, an electrical bond between the CSST and the building’s grounding electrode would address this issue, but lightning is an extremely powerful and unpredictable force. CounterStrike® CSST is designed to be electrically conductive and therefore disperse the energy of any electrical charge over the entire surface of the CounterStrike® line. In 2007, the Company introduced a new version of CounterStrike® CSST that was tested to be even more resistant to damage from electrical arcing than the original version, and substantially more effective than standard CSST products. As a result of its robust performance, the new version of CounterStrike® has been widely accepted in the market, and thus during 2011, the Company made the decision to sell exclusively CounterStrike® within the U.S. This move demonstrated the Company’s commitment to innovation and safety, and further enhanced its leadership in the marketplace.

DoubleTrac®

In 2008, the Company introduced its first double containment piping product – DoubleTrac®. DoubleTrac® double containment piping has earned stringent industry certifications for its ability to safely contain and convey liquid fuels. DoubleTrac® received certification from Underwriters Laboratory, the testing and approval agency, that our product is fully compliant with UL 971A, which is the product standard in the U.S. for metallic underground fuel piping, ULc S679 which is the product standard in Canada for metallic underground fuel piping, as well as approvals from other relevant state agencies that have more stringent testing procedures for the product. Additionally, DoubleTrac® is fully compliant with UL 1369, which is the bi-national USA and Canada standard for aboveground piping for flammable and combustible liquids. DoubleTrac® is one of a select few piping systems having listings and approvals for both belowground and aboveground piping systems. Similar to our flexible gas piping, DoubleTrac® provides advantages over older rigid pipe technologies. DoubleTrac® is made and can be installed in long continuous runs, eliminating the need for manually assembling rigid pipe junctions at the end of a pipe or at a turn in direction. In addition, DoubleTrac® has superior performance in terms of its ability to safely convey fuel from the storage tank to the dispenser, primarily because DoubleTrac® is essentially a zero permeation piping system, far exceeding the most stringent government regulations. Originally designed for applications involving automotive fueling stations running from the storage tank to the fuel dispenser, the ability of DoubleTrac® to handle a variety of installation challenges has broadened its applications to include refueling at marinas, fuel lines for back-up generators, and corrosive liquids at waste treatment plants. In short, in applications where double containment piping is required to handle potentially contaminating fluids or corrosive fluids, DoubleTrac® is engineered to handle those demanding applications.

DEF-Trac®

DEF-Trac®, a complementary product which is very similar to DoubleTrac®, was brought to the marketplace in 2011. DEF-Trac® piping is specifically engineered to handle the demanding requirements for diesel emissions fluid (DEF). Federal regulations require all diesel engines to use DEF to reduce the particulate contaminants from the diesel combustion process. However, DEF is highly corrosive and cannot be pre-mixed with diesel fuel. This requires that new diesel trucks and automobiles must have separate tanks built into the vehicle so that the diesel emissions fluid can be injected into the catalytic converter after the point of combustion. Similarly, a large portion of fueling stations carrying diesel fuel are now also selling DEF through a separate dispenser. In addition to being highly corrosive, DEF also has a high freezing temperature, requiring a heat trace in the piping in applications in northern areas of the U.S. DEF-Trac® flexible piping is uniquely suited to handle all of these challenges, as the stainless steel inner core is corrosion resistant, and DEF-Trac® also comes with options for heat trace that is extruded directly into the wall of the product. In summary, DEF-Trac® provides a complete solution to the demanding requirements of this unique application, as such, DEF-Trac® has been met with wide acceptance from the industry that was searching for a solution to the new environmental requirement. The advantageous market position of DEF-Trac® has leveraged the penetration of DoubleTrac® into the broader market for automotive fueling applications.

AutoSnap®

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

MediTrac®

In 2019, the Company commercialized MediTrac®, corrugated medical tubing (“CMT”), following its 2018 launch with several beta sites. Developed for the healthcare industry, the product can be used in hospitals, ambulatory care centers, dental, physician and veterinary clinics, laboratories, and any facility that uses medical gases (oxygen, nitrogen, carbon dioxide, etc.). Made from a copper alloy with an exterior fire-retardant jacket, MediTrac® is made and sold in long continuous-length rolls. MediTrac®’s flexible nature and storage in rolls allows it to be transported to and installed in health care facilities much more easily and quickly than traditional medical grade rigid copper pipe, which comes in 20 foot long sections. MediTrac® is unrolled from a spool and installed in a medical facility in one long continuous length and is bent by hand when a change in direction is needed. The long lengths and ability to change direction with ease eliminates labor that would otherwise be needed to braze connections to straight sections of copper pipe or elbows or tees for changes in direction, while increasing installation efficiency and operational safety and minimizing downtime for healthcare facilities. Easy to assemble axial swaged brass fittings connect with all K, L and DWV medical tubing that is sized from ½” to 2” in diameter and provides a leak-tight seal using ordinary hand tools. The patent-pending fitting also prevents tampering or disassembly using a tamper-proof sleeve that is required by the Health Care Facilities Code (NFPA 99 – 2018 edition). Rated at 185 psig, MediTrac® can deliver the necessary volume of gas wherever it is needed across a facility. A recent case study comparing the installation of rigid copper pipe and MediTrac® showed that MediTrac® increases installation efficiency by a factor of five (i.e., a 500% increase in efficiency). By reducing the number of joints and brazed connections, MediTrac® also reduces possible contamination into the medical gas system along with the fire risk associated with brazing. MediTrac® is currently listed at UL 1365 and has an ASTM E84 rating of 25/50 and meets all 2018 requirements of the Health Care Facilities Code (NFPA 99 – 2018). MediTrac® also meets Canadian standard Z7396.1, Medical Gas Pipeline Systems.

In 2020, the MediTrac® product line experienced significant growth in use and acceptance in the marketplace resulting from its ability to be quickly and safely installed to meet the unprecedented crisis caused by the COVID-19 pandemic. Numerous medical institutions and emergency medical centers used MediTrac® CMT to quickly install medical gas lines in tent hospitals or in converted facilities to handle the surging demand. For example, MediTrac® medical gas piping was installed in a City of New York temporary hospital located in Central Park and in the Cleveland Clinic for patients with COVID-19 infections and in need of supplemental oxygen treatments. On September 25, 2020, the Centers for Medicare & Medicaid Services (CMS) issued a waiver allowing the use of CMT in new and existing healthcare facilities based on the provisions in NFPA 99 – 2018, allowing MediTrac® to be installed in all facilities in the U.S.

Additional Market Applications

In addition to the flexible gas piping and other previously described markets, our flexible metal hose is used in a wide variety of other applications. Our involvement in these markets is important because just as the flexible gas piping applications have sprung from our expertise in manufacturing metal hose, other applications may also evolve from our participation in the industry. Flexible metal hose is used in a wide variety of industrial and processing applications where the characteristics of the flexible hose in terms of its flexibility, and its ability to absorb vibration and thermal expansion and contraction, have substantial benefits over rigid piping. For example, in certain pharmaceutical processing applications, the process of developing the specific pharmaceutical may require rapid freezing of various compounds through the use of liquefied gases, such as liquefied nitrogen, helium or hydrofluorocarbons. The use of flexible metal tubing is particularly appropriate in these types of applications. Flexible metal hose can accommodate the thermal expansion caused by the liquefied gases carried through the hose, and the total length of the hose will not significantly vary. In contrast, fixed or rigid metal pipe would expand and contract along its length as the liquid gases passed through it, causing stresses on the pipe junctions that would over time cause fatigue and failure. Alternatively, within certain industrial or commercial applications using steam, either as a heat source or in the industrial process itself, the pumps used to transfer the liquid or steam within the system are subject to varying degrees of vibration. Additionally, flexible metal hoses can also be used as connections between the pump and the intake of the fluids being transferred to eliminate the vibration effects of the pumps on the piping transfer system. All of these areas provide opportunities for the flexible metal hose arena, and thus the Company continues to participate in these markets, as it seeks new innovative solutions which will generate additional revenue streams for the future.

In each instance, whether the application is for CSST for fuel gases, flexible metal hose for handling specialty chemicals or gases, flexible double containment piping, unique industrial applications requiring the ability to withstand wide variations in temperature and vibration, or copper alloyed CMT for medical facilities, all of our success rests on our metal hose. Most of our flexible metal hoses range in diameter from 1/4” to 2” while certain applications require diameters of up to 16”. All of our smaller diameter pipe (2” inner diameter and smaller) are made by a proprietary process that is known as the rotary process. The proprietary process that we use to manufacture our annular hose is the result of a long-term development effort begun in 1995. Through continuous improvement over the years, we have developed and fine-tuned the process so that we can manufacture annular flexible metal hose on a high speed, continuous process. We believe that our own rotary process for manufacturing annular corrugated metal hose is the most cost efficient method in the industry, and that our rotary process provides us with a significant advantage in many of the industries in which we participate. As a result, we can provide our product on a demand basis. Over the years, the Company has had great success in achieving on-time delivery performance to the scheduled ship date. The quick inventory turnover reduces our costs for in-process inventory, and further contributes to our gross profit levels. We have also improved our productivity on a historical basis.

Markets and Competition

There are approximately 10 manufacturers of flexible metal hose in the U.S., and approximately that number in Europe and Asia. The U.S. manufacturers include Titeflex Corporation, Ward Manufacturing, Microflex Inc., Hose Master, Pennflex, and several smaller privately held companies. No one manufacturer, as a general rule, participates in more than two of the major market categories, automotive, aerospace, residential and commercial construction, and general industrial, with most concentrating on just one. We estimate that we are at or near the top position of the two major categories in which we participate regarding market share. In the flexible gas piping market, the U.S. market is currently concentrated in the residential housing market. Based on the reports issued by the national trade groups on housing construction, the level of acceptance of flexible gas piping in the construction market, and the average usage of flexible gas piping in a residential building, as well as through our sales position within that market, we can estimate with a high level of accuracy the size of the total gas piping market. In addition, the Company is a member of an industry trade group, which compiles and distributes sales statistics for its members relative to flexible gas piping. For other applications, industry trade groups collect and report on the size of the relevant market, and we can estimate our percentage of the relevant market based on our sales as compared to the market as a whole. The larger of our two markets, the construction industry, has seen a modest decrease in the number of residential housing starts in 2022, as compared to the previous year. As discussed elsewhere, black iron pipe or copper tubing was historically used by all builders of commercial and residential buildings until the advent of flexible gas piping and changes in the relevant building codes. Since that time, flexible gas piping has taken an increasing share of the total amount of fuel gas piping used in construction.

Due to the number of applications in which flexible metal hose may be used, and the number of companies engaged in the manufacture and sale of flexible metal hose, the general industrial market is very fragmented, and we estimate that no one company has a predominant market share of the business over other competitors. In the market for double containment piping, we compete primarily against rigid pipe systems that are more costly to install than DoubleTrac® double containment piping. For medical tubing applications, the main competitor is medical grade (Type K or Type L) rigid copper pipe. MediTrac® is the only corrugated medical tubing in the U.S. that is approved to the stringent requirements of UL 1365. The general industrial markets within Europe are very mature and tend to offer opportunities that are interesting to us in niche markets or during periods in which a weak dollar increases the demand for our products on a competitive basis. Such has been the case for several years and has created new relationships for us. Currently, we are not heavily engaged in the manufacture of flexible metal hose for the aerospace or automotive markets, but we continue to review opportunities in all markets for our products to determine appropriate applications that will provide growth potential and high margins. In some cases, where the product offering is considered a commodity, price is the overriding competing factor. In other cases, a proprietary product offering, or superior performance will be the major factors with pricing being secondary, and in some cases, a non-factor. Most of our sales are to distributors and wholesalers, and our relationships with these customers are on an arms-length basis in that neither we nor the customers are so dependent on the other to yield any significant business advantage. See Note 2, Significant Accounting Policies, under Significant Concentrations, to the Consolidated Financial Statements included in this report for additional details. From our perspective, we can maintain a steady demand for our products due to broad acceptance of our products by end users, regardless of which distributor or wholesaler sells the product.

Resources and Raw Materials

We use various materials in the manufacture of our products, primarily stainless steel for our flexible metal hose and plastics for our jacketing material on TracPipe® CounterStrike® flexible gas piping and DoubleTrac® double containment piping, as well as a copper alloy for our MediTrac® CMT. We also purchase all of our proprietary fittings for use with the TracPipe® and CounterStrike® flexible gas piping, DoubleTrac® double containment piping, and MediTrac® CMT. Although we have multiple sources qualified for all of our major raw materials and components, we have historically used only one to three sources of supply for such raw materials and components. Our current orders for stainless steel and fittings are each placed with one or two suppliers. If any one of these sources of supply were interrupted for any reason, then we would have to devote additional time and expense to obtain the same volume of supply from our other qualified sources. This potential transition, if it were to occur, could affect our operations and financial results during the period of such transition. During 2022, the commodity price of nickel was significantly higher, and copper was lower compared to last year. Nickel is a prime material in stainless steel which the Company utilizes to manufacture CSST, and copper is a key component of the Company’s brass fittings and our MediTrac® CMT. Fortunately, the Company was able to maintain reasonably stable margins during 2022. This was mainly accomplished by implementing our own pricing actions to help offset the upward movements in the respective material markets. We believe that with our purchase commitments for stainless steel, polyethylene and for our proprietary fittings, we have adequate sources of supply for these raw materials and components. Like most other manufacturers, we had sporadic supply chain issues in 2022, but we believe our multiple suppliers have sufficient raw materials and capacity minimizing any potential disruption. We believe that the supply sufficiency of stainless steel will continue until there is a reduction in global capacity, such as mine closures, which would then cause constriction. Volatility in the commodities marketplace and competitive conditions in the sale of our products could potentially restrict us from passing along raw materials or component part price increases to our customers.

Business Seasonality

The demand for our flexible piping products that are related to construction activity including TracPipe®, Counterstrike®, DoubleTrac® and MediTrac®, may be affected by the construction industry’s demand, which generally tightens during the winter months of each year due to cold and inclement weather. Accordingly, sales are usually higher in the spring, summer, and fall.

Government Regulations, Including Environmental Regulations

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

Human Capital

We believe that our employees are the foundation of the innovative ideas necessary for the advancement of our products, and success of our Company. Our employees are the conduits to successful relationships with our customers, vendors, and various business partners, as well as the custodians of the safe and efficient operation of our assets ending with a highly satisfied customer. The Company fosters a collaborative, inclusive, and safety-minded work environment, with a focus on ingenuity. We seek to identify the most highly qualified talent for our organization, enabling us to execute our strategic objectives of providing the most innovative and technologically advanced flexible metal hose products on the market. To attract and retain employees, the Company offers competitive wages across all levels, and maintains a superior package of employee benefits, including medical insurance, life insurance, and retirement and savings programs, for all employees, as well as executive compensation plans as described in our proxy statement.

As of December 31, 2022, the Company had 177 employees. Most of our employees are located in our manufacturing facilities in Exton, Pennsylvania, which contain our factory personnel, engineering, finance, human resources and most of our sales staff. Our factory workforce in Exton, Pennsylvania, is not party to a collective bargaining agreement. A small number of employees work at our facility in Houston, Texas. We also maintain an office in Middletown, Connecticut where certain management, sales and administrative personnel are assigned. A number of individual sales personnel are also scattered across the U.S. We also maintain a manufacturing facility in Banbury, U.K., which contains employees of similar functions to those in the U.S., but on a much smaller scale, as well as a small presence in France. The sales personnel in England and France handle all sales and service for our products in Europe, most notably the U.K., and most of our transactions with other international territories.

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

Intellectual Property

We have a comprehensive portfolio of intellectual property, including approximately 123 patents issued in various countries around the world. During 2022, the Company allowed some patents to lapse in countries where warranted by market conditions, in particular, where the likelihood of entering the market is remote. Our active patents cover (a) pre-sleeved CSST for use in underground applications, (b) an electrically conductive jacket for flexible gas piping that we sell under the trademark CounterStrike®, (c) a tubing containment system for our DoubleTrac® double containment piping, and (d) fittings for use with our MediTrac® corrugated medical tubing. Our patent-pending AutoSnap® fitting is a prominently used product with flexible gas piping because it offers a metal-to-metal seal between the fitting and the tubing, and because of its robustness and ease of use. The metal-to-metal contact provides for a longer lasting and more reliable seal than fittings which use gaskets or sealing compounds that can deteriorate over time. In applications involving fuel gases in a building, the ability to maintain the seal and prevent the leaking of such gases over long periods of time is valued by our customers. In addition, the AutoSnap® fitting provides the installer with greater ease of use by preassembling all the securing elements inside the body of the fitting. We also have a patent for the composition of the polyethylene jacket used in the prior version of CounterStrike® flexible gas piping product, which has increased ability to dissipate electrical energy in the event of a nearby lightning strike. The tubing containment system of our DoubleTrac® double containment piping, which is also patented in the U.S. and in other countries, allows for the monitoring and collection of any liquids that may leak from the stainless steel containment layer. We have filed patent applications for the MediTrac® fittings to cover the unique requirements in the U.S. for fittings that permanently affix the fitting to the CMT system and provides a tamper-proof connection to the CMT system. Several patents covering the prior version of the Counterstrike® jacket will expire in 2024. We currently have several patent applications pending in the U.S. and internationally covering our AutoSnap® fittings and improvements to our CounterStrike® polyethylene jacket. Finally, and as mentioned above, our unique rotary process for manufacturing flexible metal hose has been developed over a number of years and constitutes a valuable trade secret.

Available Information

You may learn more about our Company by visiting our website at www.omegaflex.com. Among other things, you can access our filings with the SEC on our website free of charge. These filings include proxy statements, annual reports (Form 10-K), quarterly reports (Form 10-Q), and current reports (Form 8-K), as well as Section 16 reports filed by our officers and directors (Forms 3, 4 and 5). All of these reports will be available on our website as soon as reasonably practicable after we file the reports with the SEC. In addition, we have made available on our website under the heading “Compliance” the charters for the Audit, Compensation and Nominating/Governance Committees of our Board of Directors and our Code of Business Ethics. We intend to make available on our website any future amendments or waivers to our Code of Business Ethics. The SEC maintains a website at www.sec.gov that also contains the Company’s various reports, proxy, and information statements and other filings. The information contained on or accessible through the websites referred to above is not incorporated by reference in, or otherwise a part of, this annual report, and any references to these websites are intended to be inactive textual references only.

Item 1A – RISK FACTORS

You should carefully consider the following risk factors and all the other information contained in this annual report in evaluating our business and investment in our common stock. We have not disclosed general risk factors that may be applicable to any for-profit organization, such as general economic conditions, interest rates, labor supply and technological changes. If any of these risks occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that case, the market price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially harm our business, operating results and financial condition and could result in a complete loss of your investment.

Risk Relating to Our Business – Sales and Competition

We are primarily dependent on one product line for most of our sales.

Most of the Company’s sales are derived from the sale of TracPipe® and CounterStrike® flexible gas piping systems, including Autoflare® and AutoSnap® fittings and a variety of accessories. Sales of our flexible metal hose for other applications represent a small portion of our overall sales and income. Any event or circumstance that adversely affects our TracPipe® or CounterStrike® flexible gas piping could have a greater impact on our business and financial results than if our business were more evenly distributed across several different product lines. The effects of such an adverse event or circumstance would be magnified in terms of our Company as a whole as compared to one or more competitors whose product lines may be more diversified, or who are not as reliant on the sales generated by their respective flexible gas piping products. Therefore, risks relating to our TracPipe® and CounterStrike® flexible gas piping business – in particular, loss of distributors or sales channels, technological changes, loss of our key personnel involved in the flexible gas piping product line, increases in commodity prices, particularly in stainless steel, copper, and polyethylene – could damage our business, competitive position, results of operations or financial condition.

We face intense competition in all our markets.

The markets for flexible metal hose are intensely competitive. There are a number of competitors in all markets in which we operate, and generally none of these markets have one dominant competitor – rather a large number of competitors exist, each having a proportion of the total market. One or more of our competitors may develop technologies and products that are more effective, or which may cost less than our current or future products or could potentially render our products noncompetitive or obsolete. Our prior success has been due to our ability to develop new products and product improvements and establish and maintain an effective distribution network which to some extent came at the expense of several competing manufacturers. Our business, competitive position, results of operations or financial condition could be negatively impacted if we are unable to maintain and develop our competitive products.

We may not retain our independent sales organizations.

Almost all the Company’s products and product lines are sold by outside sales organizations. These independent sales organizations or sales representatives are geographically dispersed in certain territorial markets across the U.S., Canada and elsewhere. These outside sales organizations are independent of us and are typically owned by the individual principals of such firms. We enter into agreements with such outside sales organizations for the exclusive representation or distribution of our products, but such agreements are generally terminable on short notice. At the expiration of the agreement, the agent or distributor may elect to represent a different manufacturer. As a result, we have no ability to control which flexible metal hose manufacturer any such sales organization may represent or carry. The competition to retain quality outside sales organizations is also intense between manufacturers of flexible metal hose since it is these sales organizations that generally can direct the sales volume to distributors and, ultimately, contractors and installers in important markets across the country, and in other countries in which we operate. The failure to obtain the best outside sales organization within a particular geographic market can limit our ability to generate sales of our products. While we currently have a fully developed sales and distribution network of superior outside sales organizations, there can be no assurance that any one or more of the outside sales organizations will elect to remain with us, or that our competitors will not be able to disrupt our distribution network by causing one or more of our sales representatives to drop our product lines. Our business, competitive position, results of operation or financial condition could be negatively impacted if we cannot maintain adequate sales and distribution networks.

We are dependent on certain sales channels for a significant portion of our business.

Of the various sales channels that we use to sell our products, a significant portion of such sales are made through our wholesale stocking distributors. These and other distributors purchase our products, and stock the goods in warehouses for resale, either to their own local branches or to end users. Because of the breadth and penetration of the distribution networks, and the range of complementary products they offer for sale, these wholesale distributors are able to sell large amounts of our products to end users across the U.S. and Canada. The decision by a major wholesaler distributor to stop distributing our products such as TracPipe® and CounterStrike® flexible gas piping, and to distribute a competitive flexible gas piping product, could significantly affect our business, competitive position, results of operations or financial condition.

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

The Company’s main operating subsidiary outside of the U.S., Omega Flex Limited, is headquartered in Banbury, England in the U.K. The result of the referendum held by the U.K. to withdraw from the European Union (“Brexit”) had created a level of uncertainty regarding the final terms of that withdrawal for a number of years, until an agreement was reached on December 24, 2020, by the U.K. and the European Union. While an agreement was reached, uncertainty still exists, and adherence to the new rules regarding border and customs controls could increase costs on materials imported into the U.K. and finished goods exported from the U.K. In addition, it is possible that logistical delays created by those controls could delay shipments of materials and supplies into the Banbury manufacturing plant and could also affect our ability to ship goods to customers outside of the U.K., into the European Union, Africa, and the Near East. Most of the business of Omega Flex Limited is within the U.K. and should therefore not be unduly disrupted. However, the macroeconomic effects of Brexit on the economies of the U.K. and the European Union remain partially unknown, and those effects could dampen economic activity and the overall demand for the Company’s products in those markets. However, it is not expected that increased costs, logistical delays, nor possible economic declines in those markets would be material to the Company.

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

During 2022, we derived 5% of our revenue from sales to customers located outside the U.S. Our ability to convince customers to expand their use of our products or renew their agreements with us is directly correlated to our direct engagement with such customers. To the extent that we are unable to engage with non-U.S. customers effectively, we may be unable to grow sales to international customers to the same degree we have experienced in the past.

Our international operations are subject to a variety of risks and challenges, including:

●	general economic or geopolitical conditions in each country or region;
●	the effects of a widespread outbreak of an illness or disease, or any other public health crisis, including the COVID-19 pandemic, in each country or region;
●	economic uncertainty around the world; and
●	compliance with laws and regulations imposed on foreign operations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our products in certain foreign markets, and the risks and costs of non-compliance.

For example, in response to the continuing conflict between Russia and Ukraine, the U.S. has imposed and may further impose, and other countries may additionally impose, broad sanctions or other restrictive actions against governmental and other entities in Russia, and such sanctions or actions could cut off or impede the flow of raw materials for our products, including minerals, such as nickel, that are used in our stainless steel and copper alloys. Additionally, further escalation of geopolitical tensions could have a broader impact that extends into other markets where we do business. Any of these risks could adversely affect our international sales, reduce our international revenues, or increase our operating costs, adversely affecting our business, financial condition, and operating results.

Risk Relating to Our Business – Manufacturing and Operations

Our manufacturing plants may be damaged, destroyed or disrupted.

The majority of the Company’s manufacturing capacity is currently located in Exton, Pennsylvania, where we own two manufacturing facilities which are in close proximity to each other, and in Banbury, England in the U.K. where we rent a manufacturing facility. On a smaller scale the Company also manufactures products in Houston, Texas. We do not have any operational manufacturing capacity for flexible metal hose outside of these locations. We cannot replicate our manufacturing methods at a supplier’s facility due to the confidential and proprietary nature of our manufacturing process. If one of the manufacturing facilities were destroyed or damaged in a significant manner or otherwise disrupted for more than a short time, we would likely experience a delay or some interruption of our flexible metal hose operations. This could lead to a reduction in sales volume if customers were to purchase their requirements from our competitors, claims for breach of contract by certain customers with contracts for delivery of flexible metal hose by a certain date, and costs to replace our destroyed or damaged manufacturing capacity. The fittings and accessories for the flexible metal hose are manufactured for us by suppliers not located in Exton, Pennsylvania, and the Company also has outside warehouses which contain finished goods inventory. Disruption of or damage to our supply of these items could damage our business, competitive position, results of operations or financial condition.

We are dependent on certain raw materials and supplies that could be subject to volatile price escalation.

As a manufacturer of flexible metal hose, we must use certain raw materials in the manufacture of the hose. The primary raw material is stainless steel that is used in the forming of the hose, and various other steel products used in the wire braid overlay over some flexible metal hoses for additional strength and durability, as well as copper alloy for MediTrac® CMT. We also use polyethylene in pellet form for the forming and extrusion of a polyethylene jacket over CSST for use in fuel gas applications, underground installations, and other installations that require that the metal hose be isolated from the environment. Finally, we also purchase brass and stainless steel for our proprietary fittings used with the flexible metal hose that provide a mechanical means of attaching the hose to an assembly or junction. We attempt to limit the effects of volatile raw material prices, and to ensure adequate and timely supply of material, by committing to annual purchase contracts for the bulk of our steel and polyethylene requirements, and for our fitting requirements. The contracts typically represent a significant portion of the Company’s annual planned usage and are set at a designated fixed price or a range of prices. These agreements sometimes require the Company to accept delivery of the commodity in the quantities committed, at the agreed upon prices. Transactions in excess of the pre-arranged commitments are conducted at current market prices at the Company’s discretion. We have identified multiple qualified vendors to produce or manufacture our critical purchase requirements. The Company does, however, tend to rely on one to three sources for each or our primary components to leverage the relationship and pricing. Therefore, there is no assurance that the Company would be able to eliminate all or most of the adverse effects of a sudden increase in the cost of materials or key components, or that the loss of one or more of our key sources would not lead to higher costs or a disruption in our business, which could damage our business, competitive position, results of operations or financial condition.

If we were to lose the services of one or more of our senior management team, we may not be able to execute our business strategy.

Our future success depends in large part upon the continued service of key members of our senior management team. The senior executives are critical to the development of our products and our strategic direction and have a keen knowledge of business operations and processes. Their unique abilities, experience and expertise cannot be easily duplicated or replaced. Although, as much as possible, senior executives strive to educate and develop other layers of staff for succession planning purposes, and the recent retirement of senior executives and transition of their roles has gone smoothly, the loss of any of our senior management could seriously harm our business.

Risk Relating to Our Business – Legal

Susceptibility of litigation and significant legal costs or settlements.

In the ordinary and normal conduct of the Company’s business, it is subject to periodic lawsuits, investigations, and claims (collectively, the “Claims”). The Company has continued to receive repeat pattern Claims relating to our flexible gas piping products, although the pace of new Claims has generally declined over the last several years. While the Company does not believe the Claims have legal merit, and has successfully defended itself vigorously against such Claims, there is no guarantee that the pace of claims will not increase or subside. Any significant increase in the number of Claims, the financial magnitude of Claims brought against the Company, the costs of defending the Claims, particularly under higher retentions of the Company’s current product liability insurance policies, could have a detrimental and material impact on the Company’s business, competitive position, results of operations or financial condition.

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

With increasing awareness of the effect of human activities on climate change, there has been a focus on transitioning energy and heating in buildings away from fossil fuels, such as natural gas and liquid propane, mainly to electric. Several municipalities in the U.S. have announced policy decisions to move away from fossil fuel applications in the future, including prohibiting the new installation of appliances fueled by natural gas or liquid propane. Although there are significant technical and economic hurdles, it is possible that a large scale movement, in individual cities and states or on a federal level, away from fossil fuels may increase in the future. Such moves could reduce the demand for our flexible gas piping products that carry natural gas or liquid propane from the building’s meter to the gas-fired appliance, which represent a major part of the Company’s sales and net profits. As a result, it is possible in the future that proposals to limit or eliminate the use of fossil fuels could adversely impact the financial results of the Company, perhaps materially.

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

We are currently not carrying any long-term debt, although the Company has a line of credit facility available for use as described in Note 6, Line of Credit and Other Borrowings, to the Consolidated Financial Statements included in this report. We may consider borrowing funds for purposes of working capital, capital purchases, research and development, potential acquisitions, and business development. If we do use credit facilities, interest costs associated with any such borrowings and the terms of the loan could potentially adversely affect our profitability. Additionally, the current line of credit has debt covenants associated with it which may restrict the level of borrowing the Company may incur. Lack of access to financing or to reasonable terms could damage our business, competitive position, results of operations or financial condition.

Changes in the method pursuant to which the SOFR rates are determined and potential phasing out of LIBOR and adoption of SOFR after 2022 may affect our financial results.

Borrowings under our line of credit facility bear interest at variable rates based on LIBOR. The U.K.’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit rates for the calculation of LIBOR rates after 2022, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. The Federal Reserve Bank formed the Alternative Rates Committee (ARRC) to consider options for transitioning away from LIBOR. The ARRC selected the Secured Overnight Financing Rate (SOFR) as an appropriate replacement. SOFR is based on transactions in the overnight repurchase markets, which reflects a transaction-based rate on a large number of transactions, better reflecting current financing costs. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, or if new methods are implemented such as SOFR, interest rates on our current or future debt obligations may be adversely affected.

Our business may be subject to varying demands based on market interest rates.

Our TracPipe® and CounterStrike® flexible gas piping products are used in the construction industry, both in residential, commercial, and industrial segments, for the piping of fuel gas within a building. The demand for new or remodeled construction in the construction industry – and in particular the residential construction industry – is susceptible to fluctuations in interest rates charged by banks and other financial institutions as well as consumer demand. The purchasers of new or remodeled construction generally finance the construction or acquisition of the residential, commercial, or industrial buildings, and increases in the interest rates on such financing raise the acquisition cost of the potential purchaser. Interest rates have been increasing and there is no guarantee that they will not continue to increase in the future. If costs continue to increase, a higher number of potential buyers may not be able to support the level of financing under a higher interest rate environment. Increased acquisition costs may lead to a continued decline in the demand for new or remodeled construction, and as a result may also lead to a continued, reduced demand for our products used in the construction industry, which could damage our business, competitive position, results of operations or financial condition.

Our business may be subject to cyclical demands.

The demand for our products may be subject to cyclical demand in the markets in which we operate. Our customers who use our products in industrial and commercial applications are generally manufacturing capital equipment for their customers. Similarly, our TracPipe® and CounterStrike® flexible gas piping products are used primarily in residential construction, both in single-family buildings, and in larger multi-unit buildings. Should there be any change in factors that affect the rate of new residential construction, our growth rate would likely be impacted. To the extent that interest rates increase, in conjunction with an economic cycle or as part of the general economic conditions in the U.S. or abroad, the demand for our products in such applications may decrease as well, which could damage our business, competitive position, results of operations or financial condition.

Our business may be subject to seasonal or weather related factors.

The demand for our products may be affected by factors relating to seasonal demand for the product, or a decline in demand due to inclement weather. Our TracPipe® and CounterStrike® flexible gas piping products are installed in new or remodeled buildings, including homes, apartment buildings, office buildings, warehouses, and other commercial or industrial buildings. Generally, the rate of new or remodeled buildings in the U.S. and in the other geographic markets in which we are present decline in the winter months due to the inability to dig foundations, challenges at the job site relating to snow, or generally due to low temperatures and stormy weather. As the rate of construction activity declines during the winter, the demand for our corrugated stainless steel tubing may also decrease or remain static.

Our business may be subject to the impact of currency volatility.

The Company has operations in the U.K. and France, and does business transactions elsewhere in the world outside of the U.S. While the magnitude of these transactions outside of the U.S. have thus far not been significant, and typically not in currencies of high volatility, it is possible that they could be material. Events such as Brexit, as described above, or other instances of political and economic turmoil or uncertainty, could create a weakened British Pound (“BP”) or Euro in comparison to other currencies. A weakened BP or Euro would in turn have a direct negative impact, as we would experience losses when settling transactions in other currencies, and experience unfavorable results due to the translation of financial statements with a lower exchange rate. During 2022 and 2021 there was not any notable impact due to currency volatility, but going forward, it is possible that the BP, Euro, and other currencies that we engage in may materially impact the financial position, operations, and liquidity of the Company.

A cyber security incident or other technology disruption could harm us.

We face certain security threats and technology disruptions, including threats to our information technology (“IT”) infrastructure, attempts to gain access to our or our customers’ proprietary or confidential information, threats of terrorism events, and failures of our technology tools and systems. Our IT networks and related systems are critical to the operation of our business and essential to our ability to successfully perform day-to-day operations. Cybersecurity threats, which include, but are not limited to, computer viruses, spyware, and malware, attempts to access information, denial of service attacks and other electronic security breaches, are persistent and evolve quickly. In general, such threats have increased in frequency, scope, and potential impact in recent years. Further, a variety of technological tools and systems, including both company-owned IT and technological services provided by outside parties, support our critical functions. These technologies, as well as our products, are subject to failure and the user’s inability to have such technologies properly supported, updated, expanded, or integrated into other technologies and, in certain cases, may contain open source and third-party software which may unbeknownst to us contain defects or viruses that pose unintended risks. These risks, if not effectively mitigated or controlled, could materially harm our business or reputation. While we believe that we have implemented appropriate measures and controls, there can be no assurance that such actions will be sufficient to prevent disruptions to critical systems, unauthorized release of confidential information or corruption of data.

The security measures we have implemented may become subject to third-party security breaches, employee error, malfeasance, faulty password management or other irregularities. For example, third parties may attempt to fraudulently induce employees or customers into disclosing usernames, passwords, or other sensitive information, which may in turn be used to access our IT systems. These security systems cannot provide absolute security. To the extent we were to experience a breach of our systems and were unable to protect sensitive data, such a breach could materially damage business partner and customer relationships and curtail or otherwise impact the use of our IT systems. Moreover, if a security breach of our IT systems affects our computer systems or results in the release of personally identifiable or other sensitive information of customers, business partners, employees and other third parties, our reputation and brand could be materially damaged, use of our products and services could decrease, and we could be exposed to a risk of loss, litigation, and potential liability. Such an event could require significant management attention and resources, negatively impact our reputation among our customers and the public, which could have a material adverse effect on our business, financial condition, and results of operations.

The ongoing COVID-19 pandemic may adversely affect the business.

The Company has not yet seen a material impact from the COVID-19 pandemic on its business, financial position, liquidity, or ability to service customers or maintain critical operations. However, some parts of the world are continuing to see a rise in COVID-19 cases and hospitalizations, and it is possible that new, more virulent strains and variants of COVID-19 may emerge and lead governments and private sectors to re-institute quarantine and trade restrictions, which could adversely impact market conditions. The Company will continue to monitor the impact of the COVID-19 pandemic on its business, including how it has impacted and will impact the Company’s employees, customers, suppliers, and distribution channels. The Company could face liquidity shortages, weaker product demand from its customers, disruptions in its supply chain, and/or staffing shortages in its workforce in the future due to the direct and indirect effects of the COVID-19 pandemic.

The impact of the COVID-19 pandemic may also exacerbate other risk factors in this Item 1A, any of which could have a material effect on the Company. For example, the risks associated with potential cybersecurity threats may be magnified given the increase in the number of Company employees working remotely using personal electronic devices and home internet connections.

Various other general and macroeconomic issues may impact the business.

Conflicts, wars, natural disasters, infectious disease outbreaks (see COVID-19 pandemic above), active shooter or other workplace violence, or terrorist acts could also cause significant damage or disruption to our operations, employees, facilities, systems, suppliers, supply chain, distributors, resellers, or customers in the U.S. and internationally for extended periods of time and could also affect demand for our products.

Risks Associated with Our Common Stock

The concentration of ownership of our common stock could impact on its market price.

As of December 31, 2022, approximately 68% of our issued and outstanding common stock was owned or controlled by certain of our directors and officers and their respective affiliates, with the largest holders being: The Estate of John E. Reed, Stewart B. Reed, Kevin R. Hoben and Mark F. Albino. Stewart B. Reed currently serves as Vice Chairman of the Board of Directors. Mr. Hoben and Mr. Albino also serve on the Board of Directors, with Mr. Hoben being the Chairman of the Board and Chief Executive Officer of the Company. This concentration of ownership may have the effect of reducing the volume of trading of the common stock on the NASDAQ. A decrease in trading volume could result in lower prices for the common stock because there is not a sufficient supply of shares to create a vibrant market for our shares on the NASDAQ, or inversely could drive the common stock price higher when demand exceeds supply.

This concentration of ownership of common stock could exert significant influence over matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combinations. This concentration also could have the effect of delaying, preventing, or deterring a change in control of the Company.

Item 1B – UNRESOLVED STAFF COMMENTS

None.

Item 2 - PROPERTIES

The Company owns two facilities in Exton, Pennsylvania, which is located approximately one hour west of Philadelphia, Pennsylvania. These facilities contain approximately 113,000 square feet of manufacturing and office space. The Company leases an additional facility located near its Exton facilities, which provides another 11,000 square feet of space, used for warehousing. Most of the manufacturing of flexible metal hose is performed at the Exton facilities. In the U.S., the Company also leases a facility in Houston, Texas, which contains manufacturing, stocking and sales operations, and a corporate office located in Middletown, Connecticut. In the U.K., the Company leases a facility in Banbury, England, which manufactures products and serves sales, warehousing, and operational functions as well.

Item 3 - LEGAL PROCEEDINGS

See legal proceedings disclosure in Note 11, Commitments and Contingencies, to the Consolidated Financial Statements included in this report.

Item 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is listed on the NASDAQ Global Market, under the symbol OFLX. The number of shareholders of record as of December 31, 2022, based on inquiries of the registrant’s transfer agent, was 297. For this purpose, shareholders whose shares are held by brokers on behalf of such shareholders (shares held in “street name”) are not separately counted or included in that total.

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

The following graph shows the changes on a cumulative basis in the total shareholder return on the Omega Flex common stock and compares those changes in shareholder return with the total return on the S&P 500 Index and the total return on the S&P 500 Building Products Index. The graph begins with a base value of $100 on December 31, 2017, and shows the cumulative changes over the last five years, ending on December 31, 2022. The graph assumes $100 was invested on December 31, in each of the three alternatives, and that all dividends have been reinvested.

Company / Index	Base Period 12/31/17	Indexed Returns – Year Ending
	12/17	12/18	12/19	12/20	12/21	12/22

Omega Flex, Inc.	100.00	76.84	159.07	218.52	191.62	142.54
S&P 500	100.00	95.62	125.72	148.85	191.58	156.89
S&P Building Products	100.00	75.62	112.16	142.35	209.07	162.87

Dividends

The Company currently has a policy of paying regular quarterly dividends, which is expected to continue. In addition, the Company may pay special dividends from time to time. Further details regarding dividends are contained in Note 7, Shareholders’ Equity to the Consolidated Financial Statements included in this report.

The Board, in its sole discretion, has a general policy of reviewing the cash needs of the Company from time to time, and based on results of operations, financial condition and capital expenditure plans, possible acquisitions, as well as other factors that the Board may consider relevant, determine on a quarterly basis whether to declare a regular quarterly dividend, or a special dividend.

Item 6 – [RESERVED]

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

Changes in Financial Condition

The Company’s cash balance of $37,703,000 on December 31, 2022 increased $4,790,000 (14.6%) from a $32,913,000 balance at December 31, 2021. The primary reason for the increase in cash is due to income generated from operations during 2022. This was partially offset by dividend payments during 2022 totaling $9,489,000, as detailed in Note 7, Shareholders’ Equity, to the Consolidated Financial Statements included in this report. See the Company’s Consolidated Cash Flow Statement for further details regarding the change in cash.

Accounts Receivable were $17,503,000 and $20,726,000 as of December 31, 2022 and December 31, 2021, respectively, decreasing $3,223,000 or 15.6%. This is mostly timing related, associated with greater cash collections resulting from higher sales during the fourth quarter of the previous year versus the current quarter.

Inventory was $17,764,000 and $15,565,000 as of December 31, 2022 and December 31, 2021, respectively, increasing $2,199,000 or 14.1%. The increase is mainly the result of the purchase of inventory to ensure enough materials on hand because of the challenging supply chain environment and significantly increased costs.

Other Long Term Assets were $5,871,000 and $1,702,000 as of December 31, 2022 and December 31, 2021, respectively, increasing $4,169,000 or 244.9%. The increase is due to higher inventories, which are estimated to be used beyond the next twelve months, mainly for the new corrugated medical tubing (“CMT”) products. Higher amounts of materials for the new CMT products were initially purchased for cost considerations and because of longer required lead times. As the market for these new products continues to develop the composition of the related inventories is expected to become more current.

Accrued Compensation was $3,782,000 on December 31, 2022, compared to $7,008,000 on December 31, 2021, decreasing $3,226,000 or 46.0%. A significant portion of the liability that existed at the previous year end related to incentive compensation earned in 2021. As is customary, the liability was then paid during the first quarter of the following year, or 2022, thus diminishing the balance. In 2022, there was a decrease in the incentive compensation liability to align with the changes in the executive management team. The liability now represents amounts earned during the current year.

Accrued Commissions and Sales Incentives were $4,996,000 and $7,183,000 as of December 31, 2022 and December 31, 2021, respectively, decreasing $2,187,000 or 30.4%. The decrease is the result of lower sales which did not allow most of our customers to achieve growth tiers as defined within their sales incentive agreements.

Other Liabilities were $7,530,000 and $4,864,000 as of December 31, 2022 and December 31, 2021, respectively. The increase of $2,666,000 or 54.8% mainly relates to accruals for legal and product liability matters associated mainly with two cases, one which was resolved through settlement and the other is pending which the Company continues to vigorously defend.

Retained earnings were $60,954,000 and $50,053,000 as of December 31, 2022 and December 31, 2021, respectively, increasing $10,901,000 or 21.8%. The increase was primarily due to an increase from net income during the year, as provided on the Company’s Consolidated Statement of Operations, partially offset by dividends declared during 2022, as discussed in detail in Note 7, Shareholders’ Equity, to the Consolidated Financial Statements included in this report.

Results of Operations

Twelve months ended December 31, 2022 vs. twelve months ended December 31, 2021

The Company reported comparative results from operations for the twelve month periods ended December 31, 2022 and 2021 as follows:

	Twelve-months ended December 31, (dollars in thousands)

	2022	2022	2021	2021

Net Sales	$125,487	100.0%	$130,011	100.0%
Gross Profit	$78,305	62.4%	$81,531	62.7%
Operating Profit	$31,016	24.7%	$35,062	27.0%

Net Sales. The Company’s sales for the full year of 2022 were $125,487,000, reflecting a decrease of $4,524,000, or 3.5%, compared to $130,011,000 in 2021. The decrease in sales resulted mostly from a decrease in unit volume. The effect of the lower sales volumes was mostly offset by pricing actions to offset material cost pressure and to protect margins.

Gross Profit. The Company’s gross profit margins were 62.4% and 62.7% for the years ended December 31, 2022, and 2021, respectively. Similar to the previous year, the Company was able to maintain margins similar to prior year levels despite rising material commodity costs which were mainly offset by increases in selling prices.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expenses were $21,931,000 and $20,429,000 for 2022 and 2021, respectively, representing an increase of $1,502,000, or 7.4%. The increases primarily related to costs for resumption of travel and other marketing efforts, which were lower in the 2021 period mainly due to the COVID-19 pandemic. Staffing related expenses and commissions were also higher. Commissions increased because of a shift of shipments from third party warehouses, whose shipments are subject to commission, compared to those directly from the manufacturing facilities, whose shipments are not subject to commission. Freight was lower mainly because of the lower sales. As a percentage of net sales, selling expenses were 17.5% and 15.7% for the twelve months ended December 31, 2022 and 2021, respectively.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services. General and administrative expenses were $20,625,000 and $21,430,000 for the years ended December 31, 2022 and 2021, respectively, decreasing $805,000, or 3.8% between periods. There was a decrease in the incentive compensation component, which is aligned with profitability of $3,189,000, mainly because of the changes in the executive management team, and there was a reduction in expense pertaining to stock based compensation which moves in relation to the Company’s stock price, as detailed in Note 12, Stock Based Compensation Plans. Items which increased from the previous year include legal and product liability expenses, associated mainly with two cases, one which was resolved through settlement and the other is pending, and salary related expenses. As a percentage of net sales, general and administrative expenses were 16.4% and 16.5% for the twelve months ended December 31, 2022 and 2021, respectively.

Engineering Expenses. Engineering expenses consist of development expenses associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes. Engineering expenses increased $123,000 or 2.7% between periods, being $4,733,000 and $4,610,000 for the years ended December 31, 2022 and 2021, respectively. As a percentage of net sales for the year, engineering expenses were 3.8% in 2022 and 3.6% in 2021.

Operating Profit. Reflecting all the factors mentioned above, operating profits decreased $4,046,000, or 11.5%, between periods, reflecting a profit of $31,016,000 in 2022, as compared to $35,062,000 in 2021.

Interest Income. Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. The Company recorded interest income of $174,000 for 2022, compared to $35,000 for 2021. The increase in interest income was because of the increase in interest rates during the last six months of 2022. There were no borrowings on its line of credit during 2022 and 2021.

Other Income (Expense). Other income (expense) primarily consists of foreign currency exchange gains (losses) on transactions within our foreign subsidiaries, and therefore tends to fluctuate with the strengthening and or weakening of the British Pound. The Company recognized other expense of $211,000 during 2022 and other income of $21,000 during 2021.

Income Tax Expense. Income tax expense was $7,327,000 for 2022, compared to $8,862,000 for 2021. The $1,535,000 or 17.3% decrease in tax expense was largely the result of the decrease in income before taxes and from the reduction of non-deductible incentive compensation to align with the changes in the executive management team. The effective tax rate for 2022 and 2021 was at approximately 24% and 25% of income before taxes, respectively.

Twelve months ended December 31, 2021 vs. twelve months ended December 31, 2020

The Company reported comparative results from operations for the twelve month periods ended December 31, 2021 and 2020 as follows:

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

Gross Profit. The Company’s gross profit margins were 62.7% and 62.9% for the years ended December 31, 2021, and 2020, respectively. The Company was able to maintain margins similar to prior year levels despite rising material commodity costs, which were mainly offset by increases in selling prices.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expenses were $20,429,000 and $16,580,000 for 2021 and 2020, respectively, representing an increase of $3,849,000, or 23.2%. The most significant increases included commissions and freight, driven by the increase in sales. In addition, sales personnel were added in France and advertising, trade shows and travel returned to more expected levels as these were restricted in the previous year due to the COVID-19 pandemic. For the same annual periods, selling expense as a percentage of net sales was consistent at 15.7%.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services. General and administrative expenses were $21,430,000 and $19,117,000 for the years ended December 31, 2021 and 2020, respectively, increasing $2,313,000, or 12.1% between periods. Incentive compensation was derived from two notable yet partly offsetting components. There was an increase in the incentive compensation component which is aligned with profitability; however, this was partially offset by a reduction in expense pertaining to stock based compensation which moves in relation to the Company’s stock price, as detailed in Note 12, Stock Based Compensation Plans. Other items increasing from the previous year include legal and product liability expenses and director fees. As a percentage of net sales, general and administrative expenses were 16.5% and 18.1% for the twelve months ended December 31, 2021 and 2020, respectively.

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

Operating Profit. Reflecting all the factors mentioned above, operating profits increased $8,409,000, or 31.6%, between periods, reflecting a profit of $35,062,000 in 2021, as compared to $26,653,000 in 2020.

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

Commitments and Contingencies

See Note 11, to the Consolidated Financial Statements included in this report for a detailed description of commitments and contingencies.

Liquidity and Capital Resources

Historically, the Company’s primary cash needs have been related to working capital items, which the Company has largely funded through cash generated from operations.

As of December 31, 2022, the Company had a cash balance of $37,703,000. Additionally, the Company has a $15,000,000 line of credit available, as discussed in detail in Note 6, Line of Credit and Other Borrowings, which had no borrowings outstanding against it as of December 31, 2022. On December 31, 2021 and December 31, 2020, the Company had cash balances of $32,913,000 and $23,633,000, respectively, with no borrowings against the line of credit.

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For 2022, the Company’s cash provided from operating activities was $15,246,000, compared to $25,149,000 of cash provided during 2021, and $19,310,000 of cash provided during 2020. This illustrates a decrease of $9,903,000 during 2022, versus an increase during 2021 of $5,839,000. For details of the operating cash flows refer to the consolidated statements of cash flows in Item 8. Financial Statements and Supplementary Data on page 40.

As a general trend, the Company tends to deplete or generate lower amounts of cash early in the year, as significant payments are typically made for accrued promotional incentives, incentive compensation, and taxes. Cash has then historically shown a tendency to be restored and accumulated during the latter portion of the year.

Investing Activities

Cash used in investing activities during 2022, 2021, and 2020 was $942,000, $971,000, and $564,000 respectively, all related to various capital expenditure projects.

Financing Activities

All financing activities relate to dividend payments, which are detailed in Note 7, Shareholders’ Equity, in the Consolidated Financial Statements included in this report. Dividend payments for 2022, 2021, and 2020 amounted to $9,489,000, $14,867,000, and $11,306,000, respectively. Also, see Note 6, Line of Credit and Other Borrowings, for a description of borrowings and repayments during the second quarter of 2020. The Company had no borrowings or payments on its line of credit during 2022 or 2021.

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

The Company’s primary contractual obligations as of December 31, 2022, which are due over the next twelve months, are summarized in the following table and are more fully explained in Notes to the Consolidated Financial Statements.

Contractual Obligations	Total
(in thousands)

Operating Lease Obligations	$447
Purchase Obligations	16,137
Other Liabilities	171
Total Contractual Obligations	$16,755

As explained in Note 12, Stock Based Compensation Plans, to the Consolidated Financial Statements included in this report, the Company is obligated to make payments to plan participants. Due to the uncertain nature of the payments, due to numerous variables, including the potential change in stock price, and employment status of participants and any applicable forfeitures, the amounts are not disclosed in the above table. The liability associated with this plan as of December 31, 2022, which is anticipated to be paid within the next year, is $665,000.

Future Impact of Known Trends or Uncertainties

The Company’s operations are sensitive to a number of market and extrinsic factors, any one of which could materially adversely affect the Company’s business, competitive position, results of operations or financial condition in any given year. See Item 1A, Risk Factors, for a detailed description.

Critical Accounting Policies and Estimates

Note 2, Significant Accounting Policies, to the Consolidated Financial Statements included in this report, includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. Estimates are used for, but not limited to, revenue recognition and related sales incentives, provisions for credit losses, inventory reserves, valuation of goodwill, product liability reserves, valuation of phantom stock, and accounting for income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We believe our judgments related to these accounting estimates are appropriate. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

The Company’s accounting policy relating to revenue recognition reflects the impact of the adoption of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), which is discussed further in the Notes to the Consolidated Financial Statements. As a result of the adoption of ASC 606, the Company records revenue based upon a five-step approach. The Company sells goods on typical, unmodified free on board (FOB) shipping point terms. As the seller, it can be determined that the shipped goods meet the agreed-upon specifications in the contract or customer purchase order (e.g., items, quantities, and prices) with the buyer, so customer acceptance would be deemed a formality, as noted in ASC 606-10-55-86. As a result, the Company has a legal right to payment upon shipment of the goods. Based upon the above, the Company has concluded that transfer of control substantively transfers to the customer upon shipment. Other than standard product warranty provisions, the sales arrangements provide for no other post-shipment obligations. The Company offers rebates and other sales incentives, promotional allowances, or discounts to certain customers, typically related to purchase volume, and are classified as a reduction of revenue and recorded at the time of sale. The Company periodically evaluates whether an allowance for sales returns is necessary. Historically, the Company has experienced minimal sales returns. If it is believed there are to be material potential sales returns, the Company will provide the necessary provision against sales.

Provision for Credit Losses

The Company maintains allowances for credit losses, which represent an estimate of expected losses over the remaining contractual life of its receivables considering current market conditions and estimates for supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing assessments and evaluations of collectability, historical loss experience, and future expectations in estimating credit losses in its receivable portfolio. For accounts receivable, the Company uses historical loss experience rates and applies them to a related aging analysis while also considering customer and/or economic risk where appropriate. Determination of the proper amount of allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, as a result, net earnings. The allowances consider numerous quantitative and qualitative factors that include receivable type, historical loss experience, delinquency trends, collection experience, current economic conditions, estimates for supportable forecasts, when appropriate, and credit risk characteristics. Changes in allowances may occur in the future as the above referenced quantitative and qualitative factors change.

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

Goodwill

In accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 350, Intangibles – Goodwill and Other (ASU 2017-04), using the simplified method as adopted, the Company performed an annual impairment test as of December 31, 2022. This test did not indicate any impairment of goodwill as the Company’s estimated fair value of the reporting unit exceeded carrying value. The test may be performed more frequently if we believe indicators of impairment might exist. These indicators may include changes in macroeconomic and industry conditions, overall financial performance, and other relevant entity-specific events.

Product Liability Reserves

Product liability reserves represent the estimated unpaid amounts under the Company’s insurance policies with respect to existing claims. The Company uses the most current available data to estimate claims. As explained more fully under Note 11, Commitments and Contingencies, to the Consolidated Financial Statements included in this report for various product liability claims covered under the Company’s general liability insurance policies, the Company must pay certain defense and settlement costs within its deductible or self-insured retention limits, ranging primarily from $25,000 to $3,000,000 per claim, depending on the terms of the policy in the applicable policy year, up to an aggregate amount. The Company is vigorously defending against all known claims. It is possible that the Company may incur increased litigation costs in the future due to a variety of factors, including a higher number of claims, higher legal costs, and higher insurance deductibles or retentions. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. From time to time, depending upon the nature of a particular case, the Company may decide to spend more than a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the Consolidated Financial Statements primarily represents an accrual for legal costs for services previously rendered, settlements for Claims not yet paid, and anticipated settlements for claims within the Company’s remaining retention under its insurance policies.

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

The Plan has been amended and restated, for all grants made starting January 1, 2023, to set the vesting method to three-year cliff vesting following the grant date, with full value paid upon maturity. Additionally, for grants made starting January 1, 2023, upon retirement at age 67 or greater, and with one year of continuous service prior to retirement, vesting of the issued grant(s) would accelerate on a pro-rata basis, 1/3 per year from the grant date. The Company does not believe the amended and restated plan will have a material impact upon compensation expense.

Further details of the Plan are provided in Note 12, Stock Based Compensation Plans, to the Consolidated Financial Statements included in this report. Any significant changes in the Company’s stock price may have a material impact upon the valuation of the Units.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Omega Flex, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Omega Flex, Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 10, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Product liability claims

As described in Notes 2 and 11 of the financial statements, the Company is subject to periodic lawsuits, investigations, and claims, primarily relating to potential lightning damage to its flexible gas piping products (the “Claims”). The Company accrues an estimated product liability reserve related to the resolution cost of the Claims for which management believes a loss is probable of occurring, and the amount of the loss is reasonably estimable, and discloses the aggregate maximum exposure for all open Claims. As of December 31, 2022, the Company accrued a product liability reserve of $3,848,000, and disclosed that the aggregate maximum exposure for all current open claims is estimated not to exceed $7,416,000. Due to the uncertainty of potential costs to be incurred related to the Claims, and the uncertainty of the ultimate outcome of each Claim, management applies significant judgements and estimates in determining the probability that a loss has been incurred and the amount to accrue for such loss.

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

March 10, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Omega Flex, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Omega Flex, Inc.’s (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated March 10, 2023 expressed an unqualified opinion.

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

/s/ RSM US LLP

Blue Bell, Pennsylvania

March 10, 2023

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

(Dollars in Thousands, except Common Stock par value)

	2022	2021

ASSETS
Current Assets:
Cash and Cash Equivalents	$37,703	$32,913
Accounts Receivable - less allowances of $1,111 and $1,410, respectively	17,503	20,726
Inventories - Net	17,764	15,565
Other Current Assets	2,785	2,533
Total Current Assets	75,755	71,737

Right-Of-Use Assets - Operating	3,205	3,374
Property and Equipment - Net	8,404	8,569
Goodwill - Net	3,526	3,526
Deferred Taxes	923	7
Other Long Term Assets	5,871	1,702
Total Assets	$97,684	$88,915

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,290	$3,355
Accrued Compensation	3,782	7,008
Accrued Commissions and Sales Incentives	4,996	7,183
Dividends Payable	3,232	-
Taxes Payable	109	1
Lease Liability - Operating	447	383
Other Liabilities	7,530	4,864
Total Current Liabilities	22,386	22,794

Lease Liability - Operating, net of current portion	2,763	2,990
Deferred Taxes	6	427
Tax Payable Long Term	370	493
Other Long Term Liabilities	986	1,670
Total Liabilities	26,511	28,374

Commitments and Contingencies (Note 11)

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 share: authorized 20,000,000 shares: 10,153,633 shares issued and 10,094,322 shares outstanding as of December 31, 2022 and December 31, 2021, respectively	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	11,025	11,025
Retained Earnings	60,954	50,053
Accumulated Other Comprehensive Loss	(1,103)	(827)
Total Omega Flex, Inc. Shareholders’ Equity	70,977	60,352
Noncontrolling Interest	196	189

Total Shareholders’ Equity	71,173	60,541

Total Liabilities and Shareholders’ Equity	$97,684	$88,915

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,

(Amounts in Thousands, except per Common Share Data)

	2022	2021	2020

Net Sales	$125,487	$130,011	$105,796

Cost of Goods Sold	47,182	48,480	39,246

Gross Profit	78,305	81,531	66,550

Selling Expense	21,931	20,429	16,580
General and Administrative Expense	20,625	21,430	19,117
Engineering Expense	4,733	4,610	4,200

Operating Profit	31,016	35,062	26,653

Interest Income (Expense)	174	35	(39)
Other Income (Expense)	(211)	21	(53)

Income Before Income Taxes	30,979	35,118	26,561

Income Tax Expense	7,327	8,862	6,594

Net Income	23,652	26,256	19,967
Less: Net Income – Noncontrolling Interest	(30)	(61)	(57)

Net Income attributable to Omega Flex, Inc.	$23,622	$26,195	$19,910

Basic and Diluted Earnings per Common Share	$2.34	$2.60	$1.97

Cash Dividends Declared per Common Share	$1.26	$1.18	$1.12

Basic and Diluted Weighted Average Shares Outstanding	10,094	10,094	10,094

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31,

(Dollars in Thousands)

	2022	2021	2020

Net Income	$23,652	$26,256	$19,967

Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	(299)	(52)	140
Other Comprehensive (Loss) Income	(299)	(52)	140

Comprehensive Income	23,353	26,204	20,107

Less: Comprehensive Income Attributable to the Noncontrolling Interest	(7)	(58)	(66)

Total Other Comprehensive Income	$23,346	$26,146	$20,041

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2022, 2021 and 2020

(Amounts in Thousands, Except Share Amounts)

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
December 31, 2019	10,094,322	$102	$(1)	$11,025	$27,165	$(909)	$194	$37,576

Net Income					19,910		57	19,967
Cumulative Translation Adjustment						131	9	140
Dividends Declared					(11,306)			(11,306)

December 31, 2020	10,094,322	$102	$(1)	$11,025	$35,769	$(778)	$260	$46,377

Net Income					26,195		61	26,256
Cumulative Translation Adjustment						(49)	(3)	(52)
Dividends Declared					(11,911)		(129)	(12,040)

December 31, 2021	10,094,322	$102	$(1)	$11,025	$50,053	$(827)	$189	$60,541

Net Income					23,622		30	23,652
Cumulative Translation Adjustment						(276)	(23)	(299)
Dividends Declared					(12,721)			(12,721)

December 31, 2022	10,094,322	$102	$(1)	$11,025	$60,954	$(1,103)	$196	$71,173

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

(Dollars in Thousands)

	2022	2021	2020

Cash Flows from Operating Activities:
Net Income	$23,652	$26,256	$19,967
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Non-Cash Compensation Expense	156	506	1,453
Depreciation and Amortization	1,096	1,020	870
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	(301)	286	(299)
Deferred Taxes	(1,337)	305	(212)
Provision for Inventory Reserves	91	101	45
Changes in Assets and Liabilities:
Accounts Receivable	3,396	(943)	(2,683)
Inventories	(2,578)	(4,185)	(440)
Right-Of-Use Assets	481	328	278
Other Assets	(4,429)	(509)	(176)
Accounts Payable	(1,002)	894	79
Accrued Compensation	(3,194)	1,582	804
Accrued Commissions and Sales Incentives	(2,179)	2,835	(110)
Lease Liabilities	(475)	(335)	(287)
Other Liabilities	1,869	(2,992)	21
Net Cash Provided by Operating Activities	15,246	25,149	19,310

Cash Flows from Investing Activities:
Capital Expenditures	(942)	(971)	(564)
Net Cash Used In Investing Activities	(942)	(971)	(564)

Cash Flows from Financing Activities:
Dividends Paid	(9,489)	(14,867)	(11,306)
Net Cash Used In Financing Activities	(9,489)	(14,867)	(11,306)

Net Increase in Cash and Cash Equivalents	4,815	9,311	7,440
Translation effect on cash	(25)	(31)	95
Cash and Cash Equivalents - Beginning of Year	32,913	23,633	16,098
Cash and Cash Equivalents - End of Year	$37,703	$32,913	$23,633

Supplemental Disclosure of Cash Flow Information
Cash paid for Income Taxes	$8,678	$9,602	$6,436
Cash paid for Interest	$-	$-	$112
Declared Dividend	$3,232	$-	$2,826

Additions to Right-Of-Use Assets obtained from new operating Lease Liabilities	$644	$3,261	$-

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND CONSOLIDATION

Description of Business

The accompanying Consolidated Financial Statements include the accounts of Omega Flex, Inc. (Omega) and its subsidiaries (collectively the “Company”). The Company’s audited Consolidated Financial Statements for the years ended December 31, 2022, 2021 and 2020 have been prepared in accordance with accounting standards set by the Financial Accounting Standards Board (FASB) and Article 5 of Regulation S-X. All material intercompany accounts and transactions have been eliminated in consolidation.

The Company is a leading manufacturer of flexible metal hose, which is used in a variety of applications to carry gases and liquids within their particular applications. The Company’s business is controlled as a single operating segment that consists of the manufacture and sale of flexible metal hose and accessories. These applications include carrying fuel gases within residential and commercial buildings; gasoline and diesel gasoline products (both above and below the ground) in a double containment piping to contain any possible leaks, which is used in automotive and marina refueling, and fueling for back-up generation; and medical gases in health care facilities. The Company’s flexible metal piping is also used to carry other types of gases and fluids in a number of industrial applications where the customer requires the piping to have both a degree of flexibility and/or an ability to carry corrosive compounds or mixtures, or to carry at both very high and very low (cryogenic) temperatures.

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

The principle of Topic 606 was achieved through applying the following five-step approach:

●	Identification of the contract, or contracts, with a customer — a contract with a customer exists when the Company enters into an enforceable contract with a customer, typically a purchase order initiated by the customer, that defines each party’s rights regarding the goods to be transferred and identifies the payment terms related to these goods.

●	Identification of the performance obligations in the contract — performance obligations promised in a contract are identified based on the goods that will be transferred to the customer that are distinct, whereby the customer can benefit from the goods on their own or together with other resources that are readily available from third parties or from us. Persuasive evidence of an arrangement for the sale of product must exist. The Company ships products in accordance with the purchase order and standard terms as reflected within the Company’s order acknowledgments and sales invoices.

●	Determination of the transaction price —the transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods to the customer. This would be the agreed upon quantity and price per product type in accordance with the customer purchase order, which is aligned with the Company’s internally approved pricing guidelines.

●	Allocation of the transaction price to the performance obligations in the contract — if the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. This applies to the Company as there is only one performance obligation to ship the goods.

●	Recognition of revenue when, or as, the Company satisfies a performance obligation — the Company satisfies performance obligations at a point in time when control of the goods transfers to the customer. Determining the point in time when control transfers requires judgment. Indicators considered in determining whether the customer has obtained control of a good include:

■	The Company has a present right to payment
■	The customer has legal title to the goods
■	The Company has transferred physical possession of the goods
■	The customer has the significant risks and rewards of ownership of the goods
■	The customer has accepted the goods

It is important to note that the indicators are not a set of conditions that must be met before the Company can conclude that control of the goods has transferred to the customer. The indicators are a list of factors that are often present if a customer has control of the goods.

The Company has typical, unmodified FOB shipping point terms. As the seller, the Company can determine that the shipped goods meet the agreed-upon specifications in the contract or customer purchase order (e.g., items, quantities, and prices) with the buyer, so customer acceptance would be deemed a formality, as noted in ASC 606-10-55-86. As a result, the Company has a legal right to payment upon shipment of the goods.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents include investments in an institutional money market fund, which invests in U.S. Treasury bills, notes, and bonds, and/or repurchase agreements, backed by such obligations. Carrying value approximates fair value. Cash and cash equivalents are deposited at various area banks, which at times may exceed federally insured limits. The Company monitors the viability of the banking institutions carrying their assets on a regular basis and has the ability to transfer cash to various institutions during times of risk. The Company has not experienced any losses related to these cash balances and believes its credit risk to be minimal.

Accounts Receivable and Provision for Credit Losses

All accounts receivable is stated at amortized cost, net of allowances for credit losses, and adjusted for any write-offs. The Company maintains allowances for credit losses, which represent an estimate of expected losses over the remaining contractual life of its receivables considering current market conditions and estimates for supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing assessments and evaluations of collectability, historical loss experience, and future expectations in estimating credit losses in its receivable portfolio. For accounts receivable, the Company uses historical loss experience rates and applies them to a related aging analysis while also considering customer and/or economic risk where appropriate. Determination of the proper amount of allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, as a result, net earnings. The allowances consider numerous quantitative and qualitative factors that include receivable type, historical loss experience, delinquency trends, collection experience, current economic conditions, estimates for supportable forecasts, when appropriate, and credit risk characteristics.

The reserve for credit losses, which include future credits, discounts, and doubtful accounts, was $1,111,000 and $1,410,000 as of December 31, 2022 and 2021, respectively.

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

Goodwill

In accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 350, Intangibles – Goodwill and Other (ASU 2017-04), using the simplified method as adopted, the Company performed an annual impairment test as of December 31, 2022. This analysis did not indicate any impairment of goodwill.

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

Further details of the Plan are provided in Note 12, Stock Based Compensation Plans, to the Consolidated Financial Statements included in this report.

Product Liability Reserves

Product liability reserves represent the estimated unpaid amounts under the Company’s insurance policies with respect to existing claims. The Company uses the most current available data to estimate claims. As explained more fully under Note 11, Commitments and Contingencies, to the Consolidated Financial Statements included in this report for various product liability claims covered under the Company’s general liability insurance policies, the Company must pay certain defense and settlement costs within its deductible or self-insured retention limits, ranging primarily from $25,000 to $3,000,000 per claim, depending on the terms of the policy in the applicable policy year, up to an aggregate amount. The Company is vigorously defending against all known claims.

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

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of December 31, 2022 and 2021, each of the Company’s leases are classified as operating leases.

Both finance and operating leases are reflected on the balance sheet as lease or “right-of-use” assets and lease liabilities.

There are some exceptions which the Company has elected in its accounting policies. For leases with terms of twelve months or less, or below the Company’s general capitalization policy threshold, the Company has elected an accounting policy to not recognize lease assets and lease liabilities for all asset classes. The Company recognizes lease expense for such leases generally on a straight-line basis over the lease term.

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

Advertising Expense

Advertising costs are charged to operations as incurred and are included in selling expenses in the accompanying consolidated statement of operations. Such charges aggregated $976,000, $877,000, and $691,000 for the years ended December 31, 2022, 2021, and 2020, respectively.

Research and Development Expense

Research and development expenses are charged to operations as incurred. Such charges totaled $653,000, $627,000, and $831,000 for the years ended December 31, 2022, 2021 and 2020, respectively and are included in engineering expense in the accompanying consolidated statements of operations.

Shipping Costs

Shipping costs are included in selling expense on the consolidated statements of operations. The expense relating to shipping was $3,548,000, $3,814,000, and $2,801,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

Earnings per Common Share

Basic earnings per share have been computed using the weighted-average number of common shares outstanding. For the periods presented, there are no dilutive securities. Consequently, basic and dilutive earnings per share are the same.

Currency Translation

Assets and liabilities denominated in foreign currencies, most of which relate to the Company’s U.K. subsidiary whose functional currency is the British Pound, are translated into U.S. dollars at exchange rates prevailing on the balance sheet dates. The statements of operations are translated into U.S. dollars at average exchange rates for the period. Adjustments resulting from the translation of financial statements are excluded from the determination of income and are accumulated in a separate component of shareholders’ equity. Exchange gains and losses resulting from foreign currency transactions are included in the statements of operations in the period in which they occur.

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

As a result of changes made by the Tax Cuts and Jobs Act of 2017, which became effective as of January 1, 2022, the Company is required to capitalize certain research and development expenses for tax purposes, and amortize those expenses over a five year period, resulting in a deferred tax asset for the capitalized amounts.

Other Comprehensive Income

For the years ended December 31, 2022, 2021 and 2020, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentrations

One customer represented 12% to 13% of sales during each of the fiscal years in the period from 2020 to 2022, and that same customer accounted for approximately 7% to 19% of the Accounts Receivable balance over the last two years. No other customer represented more than 10% of Accounts Receivable or Sales. Geographically, North America accounted for approximately 93% to 95% of the Company’s sales during the last three years. The remaining portion of sales for each respective year was scattered among other countries, with the U.K. being the Company’s most dominant market outside North America.

Subsequent Events

The Company evaluates all events or transactions through the date of the related filing that may have a material impact on its Consolidated Financial Statements. Refer to Note 14.

Recent Accounting Pronouncements

In March 2021, the FASB issued ASU No. 2021-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU applies to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the ASU do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The ASU is effective for all entities as of March 12, 2021 through December 31, 2022. The impact of the adoption of ASU 2021-04 did not have a material impact on the Company’s Consolidated Financial Statements.

In December 2020, the FASB issued ASU 2020-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance removes certain exceptions for recognizing deferred taxes for equity method investments, performing intraperiod allocation, and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group, among others. The amendments in ASU 2020-12 are effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods therein. The Company adopted this new guidance in 2021, and it did not have a material impact on its Consolidated Financial Statements.

3. INVENTORIES

Inventories, net of reserves of $571,000 and $505,000, respectively, were as follows on December 31:

	2022	2021
	(in thousands)
Finished Goods	$6,744	$5,903
Raw Materials	11,020	9,662
Inventories - Net	$17,764	$15,565

See Note 5, Other Long Term Assets, for details on inventories which are estimated to be used beyond the next twelve months.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following on December 31:

	2022	2021	Depreciation and Amortization Est. Useful Lives
	(in thousands)
Land	$1,205	$1,205
Buildings	6,640	6,640	39 Years
Leasehold Improvements	396	412	3-10 Years (Lesser of Life or Lease)
Equipment	15,448	14,625	3-10 Years
	23,689	22,882
Accumulated Depreciation	(15,285)	(14,313)
Property and Equipment - Net	$8,404	$8,569

The above amounts include capital related items of $535,000 and $112,000 as of December 31, 2022 and 2021, respectively, which had not yet been placed in service by the Company, and therefore no depreciation was recorded in the related periods for those assets. Depreciation and amortization expense was approximately $1,096,000, $1,020,000, and $870,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

5. OTHER LONG TERM ASSETS

Other long term assets were as follows on December 31:

	2022	2021
	(in thousands)
Inventories	$4,261	$-
Cash surrender value of life insurance policies	1,546	1,651
Other	64	51
Other Long Term Assets	$5,871	$1,702

The Company maintains inventories, which are estimated to be used beyond the next twelve months, mainly for the new corrugated medical tubing (“CMT”) products. Higher amounts of materials for the new CMT products were initially purchased for cost considerations and because of longer required lead times.

The cash surrender value of life insurance policies where the Company is beneficiary is further described in Note 11, Commitments and Contingencies.

6. LINE OF CREDIT AND OTHER BORROWINGS

On December 1, 2017, the Company agreed to an Amended and Restated Revolving Line of Credit Note (the “Line”) and Third Amendment to the Loan Agreement with Santander Bank, N.A. (the “Bank”). The Company established a line of credit facility in the maximum amount of $15,000,000, maturing on December 1, 2022, with funds available for working capital purposes and other cash needs. The Line is unsecured and has been extended maturing on June 1, 2023. The loan agreement provides for the payment of any borrowings under the agreement at an interest rate range of either LIBOR plus 0.75% to plus 1.75% (for borrowings with a fixed term of 30, 60, or 90 days), or Prime Rate up to Prime Rate plus 0.50% (for borrowings with no fixed term other than the June 1, 2023 extended maturity date), depending upon the Company’s then existing financial ratios. Currently, the Company’s ratio would allow for the most favorable rate under the agreement’s range, which would be a rate of 5.14%. The Company is also required to pay on a quarterly basis an unused facility fee of 10 basis points of the average unused balance of the note. The Company may terminate the line at any time during the five-year term and extension period, as long as there are no amounts outstanding.

During the quarter ended June 30, 2020, in an effort to ensure liquidity and secure all available resources during the COVID-19 pandemic, the Company borrowed the full amount of its capacity on the line of $15,000,000 at the prime rate of 3.25%. The Company repaid this amount in full prior to the end of such quarter, and as of December 31, 2020, had no borrowings on its line of credit. As of December 31, 2022 and as of December 31, 2021, the Company also had no outstanding borrowings on its line of credit.

The Company was in compliance with all debt covenants as of December 31, 2022 and 2021.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the U.S. On April 7, 2020, the Company received a loan from the U.S. Small Business Administration (“SBA”) to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP” and “PPP Loan”) created as part of the recently enacted CARES Act administered by the SBA. In connection with the PPP Loan, the Company entered into a promissory note filed as Exhibit 10.2 attached to Form 10-Q for the quarter ended March 31, 2020. Pursuant to the terms of the PPP Loan, the Company received total proceeds of $2,453,000 from the Bank at an interest rate of just below 1% per annum. After the issuance of the PPP Loan, the U.S. Treasury Department issued new guidance on the PPP program and advised that publicly traded companies that had access to other sources of financing may not be appropriate candidates for the PPP Loans, and provided a grace period until May 7, 2020 for such companies to repay the previously issued PPP Loans. Accordingly, in light of this guidance, the Company repaid the PPP Loan by May 7, 2020.

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

7. SHAREHOLDERS’ EQUITY

As of December 31, 2022 and December 31, 2021, the Company had authorized 20,000,000 common stock shares with par value of $0.01 per share. For both periods, the total number of outstanding shares was 10,094,322, shares held in Treasury was 59,311, and total shares issued was 10,153,633.

During 2022, 2021, and 2020, upon approval of the Board of Directors (the “Board”) the Company has declared and paid regular quarterly dividends, as set forth in the following table:

Dividend Declared		Dividend Paid
Date	Price Per Share	Date	Amount
December 7, 2022	$0.32	January 4, 2023	$3,232,000
September 30, 2022	$0.32	October 24, 2022	$3,231,000
June 10, 2022	$0.32	July 5, 2022	$3,230,000
March 29, 2022	$0.30	April 25, 2022	$3,028,000
December 9, 2021	$0.30	December 30, 2021	$3,029,000
September 15, 2021	$0.30	October 4, 2021	$3,028,000
June 9, 2021	$0.30	July 6, 2021	$3,028,000
March 24, 2021	$0.28	April 14, 2021	$2,827,000
December 11, 2020	$0.28	January 5, 2021	$2,826,000
September 23, 2020	$0.28	October 13, 2020	$2,827,000
June 24, 2020	$0.28	July 13, 2020	$2,826,000
March 31, 2020	$0.28	April 17, 2020	$2,827,000

In addition to the above dividend amounts, there were dividends approved by the Company’s foreign subsidiary during September 2021 which amounted to an outlay of cash of $129,000 to the foreign subsidiary’s noncontrolling interest respectively.

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

8. INCOME TAXES

Income tax expense consisted of the following:

	December 31,
	2022	2021	2020
	(in thousands)
Federal Income Tax:
Current	$7,453	$7,197	$5,617
Deferred	(1,156)	264	(175)

State Income Tax:
Current	1,126	1,062	923
Deferred	(173)	43	(30)

Foreign Income Tax:
Current	84	298	266
Deferred	(7)	(2)	(7)
Income Tax Expense	$7,327	$8,862	$6,594

Pre-tax income included foreign income of $437,000, $1,500,000, and $1,341,000 in 2022, 2021 and 2020, respectively.

Total income tax expense differed from statutory income tax expense, computed by applying the U.S. federal income tax rate of 21% to earnings before income tax, as follows:

	December 31,
	2022	2021	2020
	(in thousands)
Computed Statutory Income Tax Expense	$6,505	$7,362	$5,566
State Income Tax, Net of Federal Tax Benefit	753	902	759
Foreign Tax Rate Differential	(9)	(29)	(27)
Executive Compensation Limitation	296	773	503
Foreign Derived Intangible Income Deduction	(98)	(107)	(75)
Research Credit	(171)	(59)	(62)
Other - Net	51	20	(70)
Income Tax Expense	$7,327	$8,862	$6,594

A deferred income tax (expense) benefit results from temporary timing differences in the recognition of income and expense for income tax and financial reporting purposes. The components of and changes in the net deferred tax assets (liabilities) which give rise to this deferred income tax (expense) benefit for the years ended December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
	(in thousands)
Deferred Tax Assets:
Compensation Assets	$201	$130
Inventory Valuation	529	334
Accounts Receivable Valuation	259	329
Deferred Litigation Costs	12	12
Capitalized Research Costs	590	-
Accrued Product Liability	900	61
Foreign Net Operating Losses	78	76
Valuation Allowance for Loss Carryover	(78)	(76)
Other	17	37
Compensation Liabilities	360	673
Total Deferred Assets	$2,868	$1,576

Deferred Tax Liabilities:
Prepaid Expenses	(592)	(544)
Depreciation and Amortization	(1,359)	(1,452)
Total Deferred Liabilities	$(1,951)	$(1,996)

Total Deferred Tax Asset (Liability)	$917	$(420)

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

The Company is currently subject to audit by the Internal Revenue Service for the calendar years ended 2019 through 2021. The Company and its Subsidiaries’ state income tax returns are subject to audit for the calendar years ended 2018 through 2021.

As of December 31, 2022, the Company had no liability for unrecognized tax benefits related to various federal and state income tax matters.

9. LEASES

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

In the U.S., the Company leases a facility in Houston, Texas, which currently provides manufacturing, stocking, and sales operations, with the lease term running through October 2024, and a facility in Malvern, Pennsylvania, which was consummated effective January 1, 2022, with a three year term ending in December 2024, that provides warehousing. Also in 2022, the Company extended its operating lease agreement for its corporate office space in Middletown, Connecticut, with the lease term ending in June 2027.

In the U.K., the Company leases a facility in Banbury, England, which serves manufacturing, warehousing, and other operational functions. The lease in Banbury has a 15-year term ending in March 2036.

In addition to property rentals, the Company also has lease agreements in place for various fleet vehicles and equipment with various lease terms.

On December 31, 2022, the Company has right-of-use assets of $3,205,000, and a lease liability of $3,210,000, of which $447,000 was reported as a current liability. On December 31, 2021, the Company has right-of-use assets of $3,374,000, and a lease liability of $3,373,000, of which $383,000 was reported as a current liability. The respective weighted average remaining lease term and discount rate are approximately 11.02 years and 1.06% as of December 31, 2022.

Rent expense for operating leases was approximately $504,000, $421,000, and $301,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

Future minimum lease payments, inclusive of interest of $178,000, under non-cancelable leases as of December 31, 2022 is as follows:

Year Ending December 31,	Operating Leases
(in thousands)

2023	$447
2024	419
2025	258
2026	256
2027	223
Thereafter	1,607
Total Minimum Lease Payments	$3,210

10. EMPLOYEE BENEFIT PLANS

Defined Contribution and 401(K) Plans

The Company maintains a qualified non-contributory profit-sharing plan (the “Plan”) covering all eligible employees. There were $474,000, $441,000, and $430,000 of contributions accrued for the Plan in 2022, 2021 and 2020 respectively, which were charged to expense in those respective years.

Contributions to the Plan are defined as three percent (3%) of gross wages up to the current Old Age, Survivors, and Disability (OASDI) limit and six percent (6%) of the excess over the OASDI limit, subject to the maximum allowed under the Employee Retirement Income Security Act (ERISA). Participant balances vest over six years.

The Company also maintains a savings and retirement plan qualified under Internal Revenue Code Section 401(k) for all employees. Employees are eligible to participate in the Plan the first day of the month following date of hire. Participants may elect to have up to fifty percent (50%) of their compensation withheld, up to the maximum allowed by the Internal Revenue Code. After completing one year of service, the Company contributed an additional amount equal to 50% of all employee contributions, up to a maximum of 6% of an employee’s gross wages. Contributions are funded on a current basis. Contributions to the Plan charged to expense for the years ended December 31, 2022, 2021 and 2020 were $319,000, $315,000, and $295,000, respectively. The participant’s Company contribution vests ratably over six years.

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

The Company has salary continuation agreements with current and/or past employees. These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1,000 per month to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement. The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments associated with these agreements is $357,000 as of December 31, 2022, of which $309,000 is included in Other Long Term Liabilities, and the remaining current portion of $48,000 is included in Other Liabilities, associated with the applicable retirement benefit payments over the next twelve months. The December 31, 2021 liability of $447,000 had $399,000 reported in Other Long Term Liabilities, and a current portion of $48,000 in Other Liabilities.

The Company has obtained and is the beneficiary of life insurance policies with respect to current and/or past employees. The cash surrender value of such policies (included in Other Long Term Assets) amounts to $1,546,000 at December 31, 2022 and $1,651,000 at December 31, 2021.

In addition to the above, the Company has other contractual employment and or change of control agreements in place with key employees, as previously disclosed and noted in the Exhibit Index to this Form 10-K. Obligations related to these arrangements are currently indeterminable due to the variable nature and timing of possible events required to incur such obligations.

As disclosed in detail in Note 9, Leases, to the Consolidated Financial Statements included in this report, the Company has several lease obligations in place that will be paid out over time. Most notably, the Company leases a facility in Banbury, England that serves the manufacturing, warehousing, and distribution functions.

Lastly, as provided earlier in Item 7 under “Liquidity and Capital Resources”, the Company has numerous contractual obligations in place for the forthcoming year, mainly related to purchase obligations for the Company’s raw material inventories, totaling $16,755,000.

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

The Company has in place commercial general liability insurance policies that cover most Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $3,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $3,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims as of December 31, 2022 is estimated to not exceed approximately $7,416,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the Consolidated Financial Statements primarily represents an accrual for legal costs for services previously rendered, outstanding settlements for Claims not yet paid, and anticipated settlements for Claims within the Company’s remaining retention under its insurance policies. The liabilities recorded in the Company’s books as of December 31, 2022 and December 31, 2021 were $3,848,000 and $262,000, respectively, and are included in Other Liabilities.

12. STOCK BASED COMPENSATION PLANS

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

The Units are granted to participants upon the recommendation of the Company’s President, and the approval of the Compensation Committee. Each of the Units that are granted to a participant will be initially valued by the Compensation Committee at an amount equal to the closing price of the Company’s common stock on the grant date but are recorded at fair value using the Black-Sholes method as described below. The Units follow a vesting schedule, with a maximum vesting of three years after the grant date. Grants made on or after January 1, 2023, will fully vest three years from the grant date. Upon vesting, the Units represent a contractual right of payment for the value of the Unit and therefore are stated as liabilities in accordance with FASB ASC Topic 718, Compensation - Stock Compensation. The Units will be paid on their maturity date, one year after all the Units granted in a particular award have fully vested, unless a specified event occurs under the terms of the Plan, which would allow for earlier payment. The value of each Unit at the maturity date will equal the closing price of the Company’s common stock as of the maturity date (Full Value).

In 2009, the Board of Directors authorized an amendment to the Plan to pay an amount equal to the value of any cash or stock dividend declared by the Company on its common stock to be accrued to the Units outstanding as of the record date of the common stock dividend. The dividend equivalent will be paid at the same time the underlying Units are paid to the participant.

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

Grants of Units. As of December 31, 2021, the Company had 8,358 nonvested and unmatured Units outstanding, all of which were granted at Full Value. On February 22, 2022, the Company granted an additional 2,471 Full Value Units with a fair value of $148.03 per Unit on grant date, using historical volatility. In February 2022, the Company paid $838,000 for 5,450 fully vested and matured Units that were granted during 2018, including their respective earned dividend values. In March 2022, the Company paid $295,000 for 1,870 fully vested Units that were granted during 2018, 2019 and 2020, including their respective earned dividend values. On August 19, 2022, the Company granted an additional 1,022 Full Value Units with a fair value of $113.63 per Unit on grant date, using historical volatility. In August 2022, the Company paid $107,000 for the 950 fully vested and matured Units that were granted during August 2018, including their respective earned dividend values. As of December 31, 2022, the Company had 6,653 nonvested and unmatured Units outstanding.

The Company uses the Black-Scholes option pricing model as its method for determining fair value of the Units. The Company uses the straight-line method of attributing the value of the stock based compensation expense relating to the Units. The compensation expense (including adjustment of the liability to its fair value) from the Units is recognized over the vesting and maturity periods of each grant.

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

The Company recognizes the reversal of any previously recognized compensation expense on forfeited awards in the period that the award is forfeited. For the year ended December 31, 2022, no awards were forfeited. However, for the year ended December 31, 2021, a reversal of $56,000 of previously recognized compensation expense was recognized on 1,212 nonvested forfeited Units.

The total liability related to the Units as of December 31, 2022 was $1,343,000 of which $665,000 is included in Other Liabilities, as it is expected to be paid within the next twelve months, and the balance of $678,000 is included in Other Long Term Liabilities. The total liability related to the Units as of December 31, 2021 was $2,427,000 of which $1,156,000 was included in Other Liabilities, and the balance of $1,271,000 was included in Other Long Term Liabilities.

Related to the Plan, in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, the Company recorded compensation expense of approximately $156,000, $506,000, and $1,453,000 related to the Plan for the years ended December 31, 2022, 2021 and 2020, respectively. Compensation expense (or income) for a given period largely depends upon fluctuations in the Company’s stock price.

The following table summarizes information about the Company’s nonvested and unmatured Units as of and for the year ended December 31, 2022:

	Units	Weighted Average Grant Date Fair Value
Number of Units:
Nonvested and Unmatured as of December 31, 2021	8,358	$100.93
Granted	3,493	$137.97
Vested	(5,198)	$89.78
Forfeited	-	-
Canceled	-	-
Nonvested and Unmatured as of December 31, 2022	6,653	$129.09
Units Expected to Vest and Mature	6,653	$129.09

The total unrecognized compensation costs calculated on December 31, 2022 are $387,000 which will be recognized through August of 2025. The Company will recognize the related expense over the weighted average period of 1.2 years.

13. RELATED PARTY TRANSACTIONS

From time to time the Company may have related party transactions (“RPTs”). RPTs represent any transaction between the Company and any Company employee, director or officer, or any related entity, or relative, etc. The Company performs a review of transactions each year to determine if any RPTs exist, and if so, determines if the related parties act independently of each other in a fair transaction. Through this investigation the Company noted a limited number of RPTs. In all cases, these RPTs have been determined to be independent transactions with no indication that they are influenced by the related relationships.

14. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred through the date of this filing. During this period, no events came to the Company’s attention that would impact the Consolidated Financial Statements for 2022.

Item 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as amended, as of December 31, 2022, the end of the period covered by this report on Form 10-K. Based on this evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective as of December 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)	Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act and is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) in the Internal Control-Integrated Framework (2013).

Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022, based on criteria in the Internal Control-Integrated Framework (2013) issued by COSO.

The Company’s independent registered public accounting firm, RSM US LLP, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. RSM US LLP’s report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, is included herein on page 35.

(c)	Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the most recent quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B – OTHER INFORMATION

None.

Item 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

With respect to Items 10 through 14, the Company will file with the Securities and Exchange Commission, within 120 days after December 31, 2022, a definitive proxy statement relating to the Company’s annual meeting of shareholders (the “2023 Proxy Statement”).

Item 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors of the Company will be set forth in the 2023 Proxy Statement, under the caption “Current Directors and Nominees for Election – Background Information”, and to the extent required and except as set forth therein, is incorporated herein by reference.

Information regarding executive officers of the Company will be set forth under the caption “Executive Officers” in the 2023 Proxy Statement, and to the extent required and except as set forth therein, incorporated herein by reference.

Information regarding the Company’s Audit Committee and its “Audit Committee Financial Expert” will be set forth in the 2023 Proxy Statement, under the caption “Board Committees”, and incorporated herein by reference. Information concerning any delinquent filings under Section 16(a) of the Securities Exchange Act of 1934 will be set forth in the Company’s proxy statement also, under the Caption “Delinquent Section 16(a) Reports” incorporated herein by reference.

The Company has adopted a Code of Business Ethics (“Code”) applicable to its principal executive officer and principal financial officer, its directors, and all other employees generally. A copy of the Code may be found at the Company’s website www.omegaflex.com. Any changes to or waivers from this Code will be disclosed on the Company’s website as well as in appropriate filings with the Securities and Exchange Commission.

Item 11 - EXECUTIVE COMPENSATION

Information required by Item 11 will be set forth in the 2023 Proxy Statement, under the caption “Executive Compensation” and to the extent required and except as set forth therein, is incorporated herein by reference.

The report of the Compensation Committee of the Board of Directors of the Company shall not be deemed incorporated by reference by any general statement incorporating by reference the proxy statement into any filing under the Securities Exchange Act of 1934 and shall not otherwise be deemed filed under such Act.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 will be set forth in the 2023 Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners and Management”, and to the extent required and except as set forth therein, is incorporated herein by reference.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 will be set forth in the 2023 Proxy Statement, under the caption “Certain Relationships and Related Party Transactions” and to the extent required and except as set forth therein, is incorporated herein by reference.

Item 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 will be set forth in the 2023 Proxy Statement, under the caption “Principal Accountant Fees and Services”, and to the extent required, and except as set forth therein, is incorporated herein by reference.

PART IV

Item 15 – EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

1.	Exhibits. See Index to Exhibits on pages 60 through 62.

2.	Consolidated Financial Statements. See Index to Consolidated Financial Statements on page 32. Financial statement schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

EXHIBIT INDEX

Those documents followed by a parenthetical notation are incorporated herein by reference to previous filings with the Securities and Exchange Commission, under Commission File No. 000-51372, as set forth below.

Exhibit No.		Description	Reference Key
3.1		Amended and Restated Articles of Incorporation of Omega Flex, Inc.	(A)

3.2		Amended and Restated By-laws of Omega Flex, Inc.	(F)

4.1		Description of Common Stock	(B)

10.1		Indemnification and Insurance Matters Agreement dated July 29, 2005 between Omega Flex, Inc. and Mestek, Inc.	(A)

10.2	*	Form of Indemnification Agreements entered into between Omega Flex, Inc. and its Directors and Officers and the Directors of its wholly-owned subsidiaries.	(C)

10.3	*	Schedule of Directors/Officers with Indemnification Agreement	**

10.4	*	Employment Agreement dated December 15, 2008 between Omega Flex, Inc. and Kevin R. Hoben	(D)

10.5	*	Amendment No. 1 to the Employment Agreement dated January 1, 2014 between Omega Flex, Inc. and Kevin R. Hoben	(E)

10.6	*	Employment Agreement dated December 15, 2008 between Omega Flex, Inc. and Mark F. Albino	(D)

10.7	*	Amendment No. 1 to the Employment Agreement dated January 1, 2014 between Omega Flex, Inc. and Mark F. Albino	(E)

10.8		Amended and Restated Committed Revolving Line of Credit Note dated December 1, 2017 by Omega Flex, Inc. to Santander Bank, N.A. in the principal amount of $15,000,000.	(K)

10.9		Loan and Security Agreement dated December 17, 2009 between Omega Flex, Inc. and Sovereign Bank, N.A.	(G)

10.10		First Amendment dated December 30, 2010 to the Loan and Security Agreement between Omega Flex, Inc. and Sovereign Bank, N.A.	(H)

10.11		Second Amendment dated December 29, 2014 to the Loan and Security Agreement between Omega Flex, Inc. and Santander Bank, N.A., (as successor in interest to Sovereign Bank, N.A.)	(I)

10.12		Third Amendment dated December 1, 2017 to the Loan and Security Agreement between Omega Flex, Inc. and Santander Bank, N.A., (as successor in interest to Sovereign Bank, N.A.)	(K)

10.13	*	Phantom Stock Plan dated December 11, 2006.	(J)

10.14	*	First Amendment to the Omega Flex, Inc. 2006 Phantom Stock Plan	(G)

10.15	*	Omega Flex, Inc. 2006 Phantom Stock Plan (as amended and restated effective January 1, 2023).	(L)

10.16	*	Form of Phantom Stock Agreement entered into between Omega Flex, Inc. and its directors, officers and employees (for grants made prior to January 1, 2023).	(J)

10.17	*	Form of Phantom Stock Agreement entered into between Omega Flex, Inc. and its directors, officers and employees (for grants made on or after January 1, 2023).	(L)

10.18	*	Schedule of Phantom Stock Agreements between Omega Flex, Inc. and its directors and officers as of December 31, 2022.	**

10.19	*	Form of Change of Control Agreement entered into between Omega Flex, Inc. and certain officers and employees.	(M)

10.20	*	Schedule of Change of Control Agreements between Omega Flex, Inc. and certain officers and employees as of December 31, 2022.	**

21.1		List of Subsidiaries	**

23.1		Consent of RSM US LLP	**

31.1		Certification of Chief Executive Officer of Omega Flex, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended	**

31.2		Certification of Chief Financial Officer of Omega Flex, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended	**

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Omega Flex, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	***

101.1NS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	**
101.SCH	Inline XBRL Taxonomy Extension Schema Document	**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	**
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

Reference Key

(A)	Filed as an Exhibit to the Registration Statement on Form 10-12G filed on June 22, 2005.

(B)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 9, 2020.

(C)	Filed as an Exhibit to the Quarterly Report on Form 10-Q filed May 4, 2020.

(D)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 18, 2009.

(E)	Filed as an Exhibit to the Current Report on Form 8-K/A filed July 24, 2014.

(F)	Filed as an Exhibit to the Current Report on Form 8-K filed September 15, 2021.

(G)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 17, 2010.

(H)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 10, 2011.

(I)	Filed as an Exhibit to the Current Report on Form 8-K filed December 29, 2014.

(J)	Filed as an Exhibit to the Annual Report on Form 10-K filed April 2, 2007.

(K)	Filed as an Exhibit to the Current Report on Form 8-K filed December 5, 2017.

(L)	Filed as an Exhibit to the Quarterly Report on Form 10-Q filed November 7, 2022.

(M)	Filed as an Exhibit to the Current Report on Form 8-K filed March 1, 2019.

*	Management contract, compensatory plan, or arrangement
**	Filed herewith
***	Furnished herewith

Item 16 – Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA FLEX, INC.

Date: March 10, 2023	By:	/s/ Kevin R. Hoben
Kevin R. Hoben, Chairman and
Chief Executive Officer (Principal Executive Officer)

Date: March 10, 2023	By:	/s/ Matthew F. Unger
Matthew F. Unger, Vice President Finance,
Chief Financial Officer (Principal Financial Officer)

Date: March 10, 2023	By:	/s/ Luke S. Hawk
Luke S. Hawk
Financial Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 10, 2023	By:	/s/ Mark F. Albino
Mark F. Albino, Director

Date: March 10, 2023	By:	/s/ James M. Dubin
James M. Dubin, Director

Date: March 10, 2023	By:	/s/ David K. Evans
David K. Evans, Director

Date: March 10, 2023	By:	/s/ J. Nicholas Filler
J. Nicholas Filler, Director

Date: March 10, 2023	By:	/s/ Derek W. Glanvill
Derek W. Glanvill, Director

Date: March 10, 2023	By:	/s/ Kevin R. Hoben
Kevin R. Hoben, Director

Date: March 10, 2023	By:	/s/ Stewart B. Reed
Stewart B. Reed, Director

-60-