Form 10-Q
period 2023-03-31
Omega Flex, Inc.
filed 2023-05-05
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Not Applicable

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	OFLX	NASDAQ Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of May 1, 2023 was 10,094,322.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) of Omega Flex, Inc. that are not historical facts — but rather reflect our current expectations concerning future results and events — constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believes,” “expects,” “intends,” “plans,” “anticipates,” “intent,” “estimate,” “potential,” “continue,” “hopes,” “likely,” “will,” and similar expressions, or the negative of these terms, identify such forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause the actual results, performance or achievements of Omega Flex, Inc., or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements are set forth in Part I, Item 1A. Risk Factors, and other parts of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of the date of this Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions, or circumstances, except as required by law. In addition, certain sections of this Form 10-Q contain information obtained from independent industry sources and other sources that we have not independently verified.

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to the terms “Omega Flex,” the “Company,” “us,” “we”, and “our” refer to Omega Flex, Inc. and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, except Common Stock par value)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$35,480	$37,703
Accounts Receivable - less allowances of $1,111	17,424	17,503
Inventories - Net	17,789	17,764
Other Current Assets	2,069	2,785
Total Current Assets	72,762	75,755

Right-Of-Use Assets - Operating	3,141	3,205
Property and Equipment - Net	8,594	8,404
Goodwill - Net	3,526	3,526
Deferred Taxes	488	923
Other Long Term Assets	5,771	5,871
Total Assets	$94,282	$97,684

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,050	$2,290
Accrued Compensation	1,136	3,782
Accrued Commissions and Sales Incentives	3,269	4,996
Dividends Payable	3,229	3,232
Taxes Payable	1,446	109
Lease Liability - Operating	444	447
Other Liabilities	5,192	7,530
Total Current Liabilities	16,766	22,386

Lease Liability - Operating, net of current portion	2,704	2,763
Deferred Taxes	6	6
Tax Payable Long Term	370	370
Other Long Term Liabilities	670	986
Total Liabilities	20,516	26,511

Commitments and Contingencies (Note 6)

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 share: authorized 20,000,000 shares: 10,153,633 shares issued and 10,094,322 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	11,025	11,025
Retained Earnings	63,467	60,954
Accumulated Other Comprehensive Loss	(1,026)	(1,103)
Total Omega Flex, Inc. Shareholders’ Equity	73,567	70,977
Noncontrolling Interest	199	196

Total Shareholders’ Equity	73,766	71,173

Total Liabilities and Shareholders’ Equity	$94,282	$97,684

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, except per Common Share data)

	For the three-months ended
	March 31,
	2023	2022
	(unaudited)

Net Sales	$29,987	$31,293

Cost of Goods Sold	11,359	12,178

Gross Profit	18,628	19,115

Selling Expense	5,573	5,783
General and Administrative Expense	4,794	4,750
Engineering Expense	955	1,216

Operating Profit	7,306	7,366

Interest Income	281	9
Other Income (Expense)	31	(26)

Income Before Income Taxes	7,618	7,349

Income Tax Expense	1,877	1,879

Net Income	5,741	5,470
Less: Net Loss (Income) attributable to the Noncontrolling Interest	1	(19)

Net Income attributable to Omega Flex, Inc.	$5,742	$5,451

Basic and Diluted Earnings per Common Share	$0.57	$0.54

Cash Dividends Declared per Common Share	$0.32	$0.30

Basic and Diluted Weighted-Average Shares Outstanding	10,094	10,094

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	For the three-months ended
	March 31,
	2023	2022
	(unaudited)

Net Income	$5,741	$5,470

Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	81	(77)
Other Comprehensive Income (Loss)	81	(77)

Comprehensive Income	5,822	5,393

Less: Comprehensive Income Attributable to the Noncontrolling Interest	(3)	(13)

Total Comprehensive Income	$5,819	$5,380

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in Thousands, Except Share Amounts)

(unaudited)

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
					(unaudited)
January 1, 2023	10,094,322	$102	$(1)	$11,025	$60,954	$(1,103)	$196	$71,173

Net Income					5,742		(1)	5,741
Cumulative Translation Adjustment						77	4	81
Dividends Declared					(3,229)			(3,229)

March 31, 2023	10,094,322	$102	$(1)	$11,025	$63,467	$(1,026)	$199	$73,766

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
					(unaudited)
January 1, 2022	10,094,322	$102	$(1)	$11,025	$50,053	$(827)	$189	$60,541

Net Income					5,451		19	5,470
Cumulative Translation Adjustment						(71)	(6)	(77)
Dividends Declared					(3,028)			(3,028)

March 31, 2022	10,094,322	$102	$(1)	$11,025	$52,476	$(898)	$202	$62,906

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	For the three-months ended
	March 31,
	2023	2022
	(unaudited)
Cash Flows from Operating Activities:
Net Income	$5,741	$5,470
Adjustments to Reconcile Net Income to
Net Cash Provided by (Used in) Operating Activities:
Non-Cash Compensation	409	280
Non-Cash Lease Expense	120	132
Depreciation and Amortization	264	283
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	(4)	(158)
Deferred Taxes	435	(255)
Provision for Inventory Reserves	443	343
Changes in Assets and Liabilities:
Accounts Receivable	102	2,082
Inventories	(393)	(2,675)
Other Assets	820	721
Accounts Payable	(244)	(944)
Accrued Compensation	(2,647)	(5,212)
Accrued Commissions and Sales Incentives	(1,729)	(3,592)
Lease Liability - Operating	(118)	(130)
Other Liabilities	(1,729)	(221)
Net Cash Provided by (Used in) Operating Activities	1,470	(3,876)

Cash Flows from Investing Activities:
Capital Expenditures	(453)	(79)
Net Cash Used in Investing Activities	(453)	(79)

Cash Flows from Financing Activities:
Dividends Paid	(3,232)	-
Net Cash Used in Financing Activities	(3,232)	-

Net Decrease in Cash and Cash Equivalents	(2,215)	(3,955)
Translation effect on cash	(8)	13
Cash and Cash Equivalents – Beginning of Period	37,703	32,913
Cash and Cash Equivalents – End of Period	$35,480	$28,971

Supplemental Disclosure of Cash Flow Information:
Cash paid for Income Taxes	$102	$256
Declared Dividends	$3,229	$3,028

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Omega Flex, Inc., and its subsidiaries (collectively the “Company”). The Company’s Condensed Consolidated Financial Statements for the quarter ended March 31, 2023 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), and with the instructions of Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“Form 10-K”). All material intercompany accounts and transactions have been eliminated in consolidation. It is management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature, or a description is provided for any adjustments that are not of a normal recurring nature.

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

The Company manufactures flexible metal hose at its facilities in Exton, Pennsylvania and Houston, Texas, in the U.S., and in Banbury, Oxfordshire in the U.K., and sells its products through distributors, wholesalers and to original equipment manufacturers (OEMs) throughout North America, and in certain European markets.

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

Regarding disaggregated revenue disclosures, as previously noted, the Company’s business is controlled as a single operating segment that consists of the manufacture and sale of flexible metal hose. Most of the Company’s transactions are very similar in nature, contract, terms, timing, and transfer of control of goods. As indicated in this Note 2, Significant Accounting Policies, under the caption “Significant Concentrations”, the majority of the Company’s sales were geographically contained within North America, with the remainder scattered internationally. All performance assessments and resource allocations are generally based upon the review of the results of the Company as a whole.

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

Accounts Receivable and Provision for Credit Losses

All accounts receivable is stated at amortized cost, net of allowances for credit losses, and adjusted for any write-offs. The Company maintains allowances for credit losses, which represent an estimate of expected losses over the remaining contractual life of its receivables considering current market conditions and estimates for supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing assessments and evaluations of collectability, historical loss experience, and future expectations in estimating credit losses in its receivable portfolio. For accounts receivable, the Company uses historical loss experience rates and applies them to a related aging analysis while also considering customer and/or economic risk where appropriate. Determination of the proper amount of allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, as a result, operating profit. The allowances consider numerous quantitative and qualitative factors that include receivable type, historical loss experience, delinquency trends, collection experience, current economic conditions, estimates for supportable forecasts, when appropriate, and credit risk characteristics.

The reserve for credit losses, which include future credits, discounts, and doubtful accounts, was $1,111,000 as of March 31, 2023 and December 31, 2022, respectively.

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

The Plan has been amended and restated, for all grants made starting January 1, 2023, to set the vesting method to three-year cliff vesting following the grant date, with payment upon maturity. Additionally, for grants made starting January 1, 2023, upon retirement at age 67 or greater, and with one year of continuous service prior to retirement, vesting of the issued grant(s) would accelerate on a pro-rata basis, 1/3 per year from the grant date.

Further details of the Plan are provided in Note 7, Stock Based Compensation Plans, to the Condensed Consolidated Financial Statements included in this report.

Product Liability Reserves

Product liability reserves represent the estimated unpaid amounts under the Company’s insurance policies with respect to existing claims. The Company uses the most current available data to estimate claims. As explained more fully under Note 6, Commitments and Contingencies, to the Condensed Consolidated Financial Statements included in this report, for various product liability claims covered under the Company’s general liability insurance policies, the Company must pay certain defense and settlement costs within its deductible or self-insured retention limits, ranging primarily from $25,000 to $3,000,000 per claim, depending on the terms of the policy in the applicable policy year, up to an aggregate amount. The Company is vigorously defending against all known claims.

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

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of March 31, 2023 and December 31, 2022, each of the Company’s leases are classified as operating leases.

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

Fair Value of Financial and Nonfinancial Instruments

The Company measures financial instruments in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures. The accounting standard defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard creates a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability. The Company relies upon Level 1 inputs in determining the fair value of the Company’s reporting unit in its annual impairment test as described in the FASB ASC Topic 350, Intangibles - Goodwill and Other (ASU 2017-04).

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

Effective January 1, 2022, as a result of changes made by the Tax Cuts and Jobs Act of 2017, the Company is required to capitalize certain research and development expenses for tax purposes, and amortize those expenses over a five year period, resulting in a deferred tax asset for the capitalized amounts.

Other Comprehensive Income

For the quarters ended March 31, 2023 and 2022, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentrations

The Company has one significant customer which represented more than 10% of the Company’s Accounts Receivable as of March 31, 2023 and as of December 31, 2022. That same customer represented more than 10% of the Company’s total Net Sales for the quarters ended March 31, 2023 and 2022. Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are consistent with those discussed in detail in the Company’s Form 10-K.

Subsequent Events

The Company evaluates all events or transactions through the date of the related filing that may have a material impact on its Condensed Consolidated Financial Statements. Refer to Note 11 of the Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, updated in December 2022 by ASU No. 2022-06, Deferral of Sunset Date of Topic 848. The ASUs apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASUs provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the ASUs do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2024, except for hedging relationships existing as of December 31, 2024, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. ASU 2020-04, as updated by ASU 2022-06, is effective for all entities as of March 12, 2020, through December 31, 2024. The impact of the adoption did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

3. INVENTORIES

Inventories, net of reserves of $773,000 and $571,000 as of March 31, 2023 and December 31, 2022, respectively, consisted of the following:

	March 31,	December 31,
	2023	2022
	(in thousands)
Finished Goods	$6,840	$6,744
Raw Materials	10,949	11,020
Inventories - Net	$17,789	$17,764

4. OTHER LONG TERM ASSETS

Other long term assets were as follows:

	March 31,	December 31,
	2023	2022
	(in thousands)
Inventories, net	$4,122	$4,261
Cash surrender value of life insurance policies	1,591	1,546
Other	58	64
Other Long Term Assets	$5,771	$5,871

The Company maintains inventories, net of reserves of $250,000 and $0 as of March 31, 2023 and December 31, 2022, respectively, which are estimated to be used beyond the next twelve months, mainly for the new corrugated medical tubing (“CMT”) products. Higher amounts of materials for the new CMT products were initially purchased for cost considerations and because of longer required lead times.

The cash surrender value of life insurance policies where the Company is beneficiary is further described in Note 6, Commitments and Contingencies.

5. LINE OF CREDIT AND OTHER BORROWINGS

On December 1, 2017, the Company agreed to an Amended and Restated Revolving Line of Credit Note (the “Line”) and Third Amendment to the Loan Agreement with Santander Bank, N.A. (the “Bank”). The Company established a line of credit facility in the maximum amount of $15,000,000, maturing on December 1, 2022, with funds available for working capital purposes and other cash needs. The Line is unsecured and has been extended maturing on June 1, 2023. The loan agreement provides for the payment of any borrowings under the agreement at an interest rate range of either LIBOR plus 0.75% to plus 1.75% (for borrowings with a fixed term of 30, 60, or 90 days), or Prime Rate up to Prime Rate plus 0.50% (for borrowings with no fixed term other than to the June 1, 2023 extended maturity date), depending upon the Company’s then existing financial ratios. Currently, the Company’s ratio would allow for the most favorable rate under the agreement’s range, which would be a rate of 5.61%. The Company is also required to pay on a quarterly basis an unused facility fee of 10 basis points of the average unused balance of the note. The Company may terminate the line at any time during the five-year term and extension period, as long as there are no amounts outstanding.

As of March 31, 2023 and December 31, 2022, the Company had no outstanding borrowings on its line of credit and was in compliance with all debt covenants.

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

The Company has salary continuation agreements with current and/or past employees. These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1,000 to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement. The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments associated with these agreements is $359,000 as of March 31, 2023, of which $311,000 is included in Other Long Term Liabilities, and the remaining current portion of $48,000 is included in Other Liabilities, associated with the applicable retirement benefit payments over the next twelve months. The December 31, 2022 liability of $357,000 had $309,000 reported in Other Long Term Liabilities, and a current portion of $48,000 in Other Liabilities.

The Company has obtained and is the beneficiary of life insurance policies with respect to current and/or past employees. The cash surrender value of such policies (included in Other Long Term Assets) amounts to $1,591,000 at March 31, 2023 and $1,546,000 at December 31, 2022.

In addition to the above, the Company has other contractual employment and or change of control agreements in place with key employees, as previously disclosed and noted in the Exhibit Index to the Company’s Form 10-K. Obligations related to these arrangements are currently indeterminable due to the variable nature and timing of possible events required to incur such obligations.

As disclosed in detail in Note 8, Leases, to the Condensed Consolidated Financial Statements included in this report, the Company has several lease obligations in place that will be paid over time. Most notably, the Company leases a facility in Banbury, England that serves the manufacturing, warehousing, and distribution functions.

Lastly, as provided in Item 7 under “Liquidity and Capital Resources”, of the Company’s Form 10-K, the Company has numerous contractual obligations in place for the current year, mainly related to purchase obligations for the Company’s raw material inventories.

Contingencies

In the ordinary and normal conduct of the Company’s business, it is subject to lawsuits, investigations, and claims (collectively, the “Claims”). The Claims generally relate to potential lightning damage to our flexible gas piping products and may result in legal and product liability related expenses. The Company does not believe the Claims have legal merit and vigorously defends them. It is possible that the Company may incur increased litigation costs in the future due to a variety of factors, including a higher number of Claims, higher legal and expert costs, and higher insurance deductibles or retentions.

The Company has in place commercial general liability insurance policies that cover most Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $3,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $3,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims as of March 31, 2023 is estimated to not exceed approximately $4,635,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the Condensed Consolidated Financial Statements primarily represents an accrual for legal costs for services previously rendered, outstanding settlements for Claims not yet paid, and anticipated settlements for Claims within the Company’s remaining retention under its insurance policies. The liabilities recorded in the Company’s books as of March 31, 2023 and December 31, 2022 were $2,092,000 and $3,848,000, respectively, and are included in Other Liabilities.

7. STOCK BASED COMPENSATION PLANS

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

The Units are granted to participants upon the recommendation of the Company’s President, and the approval of the Compensation Committee. Each of the Units that are granted to a participant will be initially valued by the Compensation Committee at an amount equal to the closing price of the Company’s common stock on the grant date but are recorded at fair value using the Black-Sholes method as described below. The Units follow a vesting schedule, with a maximum vesting of three years after the grant date. Grants made on or after January 1, 2023, will fully vest three-years from the grant date. Upon vesting, the Units represent a contractual right of payment for the value of the Unit and therefore are stated as liabilities in accordance with FASB ASC Topic 718, Compensation - Stock Compensation. The Units will be paid on their maturity date, one year after all the Units granted in a particular award have fully vested, unless a specified event occurs under the terms of the Plan, which would allow for earlier payment. Units granted whose value at the maturity date will equal the closing price of the Company’s common stock as of the maturity date are defined as Full Value Units. Unless stated otherwise, all Units described herein are Full Value Units.

In 2009, the Board of Directors authorized an amendment to the Plan to pay an amount equal to the value of any cash or stock dividend declared by the Company on its common stock to be accrued to the Units outstanding as of the record date of the common stock dividend. The dividend equivalent will be paid at the same time the underlying Units are paid to the participant.

In addition, the Plan has been amended and restated, for all grants made starting January 1, 2023, to set the vesting method to three-year cliff vesting following the grant date, with payment upon maturity. Additionally, for grants made starting January 1, 2023, upon retirement at age 67 or greater, and with one year of continuous service prior to retirement, vesting of the issued grant(s) would accelerate on a pro-rata basis, 1/3 per year from the grant date.

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

Grants of Units. As of December 31, 2022, the Company had 6,653 nonvested and unmatured Units outstanding. In February 2023, the Company paid $673,000 for 5,120 fully vested and matured Units that were granted during 2019, including their respective earned dividend values. On March 8, 2023, the Company granted an additional 2,536 Units with a fair value of $108.47 per Unit on grant date, using historical volatility. In March 2023, 597 unvested Units were forfeited. As of March 31, 2023, the Company had 5,840 nonvested and unmatured Units outstanding.

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

The Company recognizes the reversal of any previously recognized compensation expense on forfeited awards in the period that the award is forfeited. During the three months ended March 31, 2023, a reversal of $22,000 of previously recognized compensation expense was recognized on 597 nonvested forfeited Units.

The total liability related to the Units as of March 31, 2023 was $1,080,000 of which $721,000 is included in Other Liabilities, as it is expected to be paid within the next twelve months, and the balance of $359,000 is included in Other Long Term Liabilities. The total liability related to the Units as of December 31, 2022 was $1,343,000 of which $665,000 was included in Other Liabilities, and the balance of $678,000 was included in Other Long Term Liabilities.

Related to the Plan, in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, the Company recorded compensation expense of approximately $409,000 and $280,000 for the quarters ended March 31, 2023 and 2022, respectively. Compensation expense (or income) for a given period largely depends upon fluctuations in the Company’s stock price.

The following table summarizes information about the Company’s nonvested and unmatured Units as of and for the quarter ended March 31, 2023:

	Units	Weighted Average Grant Date Fair Value
Number of Units:
Nonvested and Unmatured as of December 31, 2022	6,653	$129.09
Granted	2,536	$108.47
Vested	(2,752)	$117.40
Forfeited	(597)	$147.37
Canceled	—	—
Nonvested and Unmatured as of March 31, 2023	5,840	$123.78
Units Expected to Vest and Mature	5,840	$123.78

The total unrecognized compensation costs calculated as of March 31, 2023 were $583,000 which will be recognized through February of 2026. The Company will recognize the related expense over the weighted average period of 1.9 years.

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

In the U.S., the Company leases a facility in Houston, Texas, which currently provides manufacturing, stocking, and sales operations, with the lease term running through October 2024, and a facility in Malvern, Pennsylvania, with a three year term ending in December 2024, that provides warehousing. Additionally, the Company has an operating lease agreement for its corporate office space in Middletown, Connecticut, with the lease term ending in June 2027.

In the U.K., the Company leases a facility in Banbury, England, which serves manufacturing, warehousing, and other operational functions. The lease in Banbury has a 15-year term ending in March 2036.

In addition to property rentals, the Company also has lease agreements in place for various fleet vehicles and equipment with various lease terms.

As of March 31, 2023, the Company recorded right-of-use assets of $3,141,000, and a lease liability of $3,148,000, of which $444,000 is reported as a current liability. On December 31, 2022, the Company recorded right-of-use assets of $3,205,000, and a lease liability of $3,210,000, of which $447,000 was reported as a current liability. The respective weighted average remaining lease term and discount rate are approximately 10.98 years and 1.05% as of March 31, 2023.

Rent expense for operating leases was approximately $122,000 and $135,000 for the three months ended March 31, 2023 and 2022, respectively.

Future minimum lease payments, under non-cancelable leases as of March 31, 2023, are as follows:

Twelve Months Ending March 31,	Operating Leases
(in thousands)
2024	$474
2025	402
2026	282
2027	280
2028	226
Thereafter	1,654
Total Future Minimum Lease Payments	3,318
Less: Interest	170
Lease Liability	3,148
Less: Current Portion of Lease Liability	444
Lease Liability – Net of Current Portion	$2,704

9. SHAREHOLDERS’ EQUITY

As of March 31, 2023 and December 31, 2022, the Company had 20,000,000 shares of common stock, with par value of $0.01 per share, authorized. For both periods, the total number of outstanding shares was 10,094,322, shares held in Treasury was 59,311, and total shares issued was 10,153,633.

During 2023 and 2022, upon approval of the Board of Directors (the “Board”) the Company has declared and paid regular quarterly dividends, as set forth in the following table:

Dividend Declared		Dividend Paid
Date	Price Per Share	Date	Amount
March 28, 2023	$0.32	April 24, 2023	$3,229,000
December 7, 2022	$0.32	January 4, 2023	$3,232,000
September 30, 2022	$0.32	October 24, 2022	$3,231,000
June 10, 2022	$0.32	July 5, 2022	$3,230,000
March 29, 2022	$0.30	April 25, 2022	$3,028,000

It should be noted that from time to time, the Board may elect to pay special dividends, in addition to or in lieu of the regular quarterly dividends, depending upon the financial condition of the Company. The most recent special dividend was declared and paid in December 2019.

10. RELATED PARTY TRANSACTIONS

From time to time the Company may have related party transactions (“RPTs”). RPTs represent any transaction between the Company and any Company employee, director or officer, or any related entity, or relative, etc. The Company performs a review of transactions each year to determine if any RPTs exist, and if so, determines if the related parties act independently of each other in a fair transaction. Through this investigation the Company noted a limited number of RPTs. In all cases, these RPTs have been determined to be arms length transactions with no indication that they are influenced by the related relationships.

11. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred through the date of this filing. During this period, no events came to the Company’s attention that would impact the Condensed Consolidated Financial Statements for the period ended March 31, 2023.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Form 10-Q. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

For the period ended March 31, 2023 vs. December 31, 2022

The Company’s cash balance of $35,480,000 on March 31, 2023 decreased $2,223,000 (5.9%) from a $37,703,000 balance at December 31, 2022. Consistent with prior years, the Company paid a significant amount of cash during the first quarter for obligations that were accrued as of the end of the preceding year such as incentive related compensation. The Company also paid an accrual for a legal and product liability matter associated with one case, which was resolved through settlement in the previous year, and made a dividend payment during 2023 totaling $3,232,000, as detailed in Note 9, Shareholders’ Equity, to the Condensed Consolidated Financial Statements included in this report. These cash outflows were partially offset by income generated from operations. See the Company’s Condensed Consolidated Cash Flow Statements for further details regarding the change in cash.

Accrued Compensation was $1,136,000 on March 31, 2023, compared to $3,782,000 on December 31, 2022, decreasing $2,646,000 or 70.0%. A significant portion of the liability that existed at the previous year end related to incentive compensation earned in 2022. As is customary, the liability was then paid during the first quarter of the following year, or 2023, thus diminishing the balance. The liability now represents amounts mainly earned during the current year.

Other Liabilities were $5,192,000 and $7,530,000 as of March 31, 2023 and December 31, 2022, respectively. The decrease of $2,338,000 or 31.0% mainly relates to the payment of an accrual for a legal and product liability matter associated with one case, which was resolved through settlement in the previous year.

Retained earnings were $63,467,000 and $60,954,000 as of March 31, 2023 and December 31, 2022, respectively, increasing $2,513,000 or 4.1%. The increase was primarily due to net income during the quarter, as provided on the Company’s Condensed Consolidated Statements of Income, partially offset by dividends declared during 2023, as discussed in detail in Note 9, Shareholders’ Equity, to the Condensed Consolidated Financial Statements included in this report.

RESULTS OF OPERATIONS

Three months ended March 31, 2023 compared to three months ended March 31, 2022

The Company reported comparative results from operations for the three month periods ended March 31, 2023 and 2022 as follows:

	Three months ended March 31,
	(in thousands)
	2023	2023	2022	2022
	($000)%		($000)%
Net Sales	$29,987	100.0%	$31,293	100.0%
Gross Profit	$18,628	62.1%	$19,115	61.1%
Operating Profit	$7,306	24.4%	$7,366	23.5%

Net Sales. The Company’s 2023 first quarter sales of $29,987,000 decreased $1,306,000 or 4.2% compared to the first quarter of 2022, which generated sales of $31,293,000. The decrease in sales is mainly due to lower sales unit volumes as a result of the overall market being suppressed because of, among other factors, a decline in housing starts.

Gross Profit. The Company’s gross profit margins were 62.1% and 61.1% for the quarters ended March 31, 2023 and 2022, respectively. Gross profit for the first quarter of 2023 improved mainly due to the lower cost of certain raw materials.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expenses were $5,573,000 and $5,783,000 for the quarters ended March 31, 2023 and 2022, respectively, representing a decrease of $210,000 or 3.6%. The decreases are mostly related to commissions and freight. In the previous year, commissions increased partly because of a shift of more shipments from third party warehouses, whose shipments are subject to commission, compared to those directly from the manufacturing facilities, whose shipments are not subject to commission. Freight costs decreased because of lower sales volumes and lower carrier rates. These decreases were partially offset by higher staffing related costs and travel. Selling expenses increased as a percent of net sales compared to last year, being 18.6% for the quarter ended March 31, 2023, and 18.5% for the quarter ended March 31, 2022.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $4,794,000 and $4,750,000 for the quarters ended March 31, 2023 and 2022, respectively, increasing by $44,000 or 0.9%. Higher items include staffing related costs and stock based compensation which moves in relation to the Company’s stock price, as detailed in Note 7, Stock Based Compensation Plans. These were mainly offset by a decrease in the incentive compensation component, which is aligned with profitability, mainly because of the changes in the executive management team in the previous year. As a percentage of sales, general and administrative expenses increased to 16.0% for the quarter ended March 31, 2023 from 15.2% for the quarter ended March 31, 2022.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $955,000 and $1,216,000 for the quarters ended March 31, 2023 and 2022, respectively, decreasing by $261,000 or 21.5%, mainly associated with decreases in staffing related costs and experimental materials. Engineering expenses decreased as a percentage of sales, being 3.2% for the quarter ended March 31, 2023, and 3.9% for the same quarter in 2022.

Operating Profits. Reflecting all of the factors mentioned above, operating profits were $7,306,000 and $7,366,000 for the quarters ended March 31, 2023 and 2022, respectively, decreasing by $60,000 or 0.8%.

Interest Income. Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. The Company recorded $281,000 of interest income for the first quarter of 2023 and $9,000 for the first quarter of 2022. Higher interest rates are mainly responsible for the higher interest income.

Other Income (Expense). Other income (expense) primarily consists of foreign currency exchange gains (losses) on transactions settled in currencies other than the Company’s local currency, typically related to the Company’s foreign U.K. subsidiaries. There was a gain of $31,000 during the first quarter of 2023 compared to a loss of $26,000 during the first quarter of 2022. The British Pound had strengthened during the first quarter of 2023 and weakened during the first quarter of 2022.

Income Tax Expense. Income tax expense was $1,877,000 for the first quarter of 2023, compared to $1,879,000 for the first quarter in 2022, decreasing $2,000 or 0.1%, mostly the result of the reduction of non-deductible incentive compensation to align with the changes in the executive management team in the previous year mainly offset by higher current quarter income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company’s primary cash needs have been related to working capital items, which the Company has largely funded through cash generated from operations.

As of March 31, 2023, the Company had a cash balance of $35,480,000. Additionally, the Company has a $15,000,000 line of credit available, as discussed in detail in Note 5, which had no borrowings outstanding upon it as of March 31, 2023. As of December 31, 2022, the Company had a cash balance of $37,703,000, with no borrowings against the line of credit.

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

See Notes 6 and 8 to the Company’s Condensed Consolidated Financial Statements included in this Form 10-Q for a description of the Company’s commitments and contingencies.

CASH FLOWS

Operating Activities

Cash provided or used by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For the quarter ended March 31, 2023, the Company’s operating activities provided cash of $1,470,000, compared to the quarter ended March 31, 2022 which used cash of $3,876,000, a difference of $5,346,000. For details of the operating cash flows refer to the Condensed Consolidated Statements of Cash Flows in Part I – Financial Information on page seven.

As a general trend, the Company tends to deplete or generate lower amounts of cash early in the year, as significant payments are typically made for incentive compensation and accrued promotional incentives. Cash has then historically shown a tendency to be restored and accumulated during the latter portion of the year.

Investing Activities

Cash used in investing activities during the quarters ended March 31, 2023 and 2022 was $453,000 and $79,000, respectively, as a result of payments for mainly manufacturing equipment capital expenditures.

Financing Activities

All financing activities relate to dividend payments, which are detailed in Note 9, Shareholders’ Equity. A dividend was declared in December 2022 of $3,232,000 which was paid in January 2023.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our critical accounting policies and estimates. There have been no material changes to our critical accounting policies and estimates discussed in such report.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, updated in December 2022 by ASU No. 2022-06, Deferral of Sunset Date of Topic 848. The ASUs apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASUs provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the ASUs do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2024, except for hedging relationships existing as of December 31, 2024, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. ASU 2020-04, as updated by ASU 2022-06, is effective for all entities as of March 12, 2020, through December 31, 2024. The impact of the adoption did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Item 3 – Quantitative and Qualitative Information about Market Risk

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

Item 4 – Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

See legal proceedings disclosure in Note 6, Commitments and Contingencies, to the Condensed Consolidated Financial Statements included in this Form 10-Q.

Item 1A – Risk Factors

As of the date of this Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 – Other Information

None.

Item 6 - Exhibits

Exhibit No.	Description

10.1	Omega Flex, Inc. 2006 Phantom Stock Plan (as amended and restated effective January 1, 2023), incorporated by reference to the Company’s Annual Report on Form 10-K filed March 10, 2023.

10.2	Form of Phantom Stock Agreement entered into between Omega Flex, Inc. and its directors, officers and employees (for grants made prior to January 1, 2023), incorporated by reference to the Company’s Annual Report on Form 10-K filed March 10, 2023.

10.3	Form of Phantom Stock Agreement entered into between Omega Flex, Inc. and its directors, officers and employees (for grants made on or after January 1, 2023), incorporated by reference to the Company’s Annual Report on Form 10-K filed March 10, 2023.

31.1	Certification of Chief Executive Officer of Omega Flex, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Omega Flex, Inc. pursuant to 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Omega Flex, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA FLEX, INC.
(Registrant)

Date: May 5, 2023	By:	/s/ Matthew F. Unger
Matthew F. Unger
Vice President – Finance
and Chief Financial Officer

-32-