Form 10-Q
period 2023-06-30
Omega Flex, Inc.
filed 2023-08-04
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to__________________

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

The number of shares of the registrant’s common stock outstanding as of August 1, 2023 was 10,094,322.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2023

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, except Common Stock par value)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$39,875	$37,703
Accounts Receivable - less allowances of $816 and $1,111, respectively	14,264	17,503
Inventories - Net	17,375	17,764
Other Current Assets	1,118	2,785
Total Current Assets	72,632	75,755

Right-Of-Use Assets - Operating	3,140	3,205
Property and Equipment - Net	8,697	8,404
Goodwill - Net	3,526	3,526
Deferred Taxes	758	923
Other Long Term Assets	5,623	5,871
Total Assets	$94,376	$97,684

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,866	$2,290
Accrued Compensation	1,708	3,782
Accrued Commissions and Sales Incentives	4,175	4,996
Dividends Payable	3,332	3,232
Taxes Payable	261	109
Lease Liability - Operating	426	447
Other Liabilities	3,877	7,530
Total Current Liabilities	15,645	22,386

Lease Liability - Operating, net of current portion	2,721	2,763
Deferred Taxes	6	6
Taxes Payable Long Term	205	370
Other Long Term Liabilities	707	986
Total Liabilities	19,284	26,511

Commitments and Contingencies (Note 6)

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 share: authorized 20,000,000 shares: 10,153,633 shares issued and 10,094,322 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	11,025	11,025
Retained Earnings	64,691	60,954
Accumulated Other Comprehensive Loss	(924)	(1,103)
Total Omega Flex, Inc. Shareholders’ Equity	74,893	70,977
Noncontrolling Interest	199	196

Total Shareholders’ Equity	75,092	71,173

Total Liabilities and Shareholders’ Equity	$94,376	$97,684

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, except per Common Share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
	(unaudited)

Net Sales	$25,835	$31,748	$55,822	$63,041

Cost of Goods Sold	10,035	10,955	21,394	23,133

Gross Profit	15,800	20,793	34,428	39,908

Selling Expense	4,999	5,501	10,572	11,284
General and Administrative Expense	4,373	6,753	9,167	11,503
Engineering Expense	907	1,197	1,862	2,413

Operating Profit	5,521	7,342	12,827	14,708

Interest Income	396	11	677	20
Other Income (Expense)	24	(138)	55	(164)

Income Before Income Taxes	5,941	7,215	13,559	14,564

Income Tax Expense	1,391	1,755	3,268	3,634

Net Income	4,550	5,460	10,291	10,930
Less: Net Loss (Income) attributable to the Noncontrolling Interest	6	(10)	7	(29)

Net Income attributable to Omega Flex, Inc.	$4,556	$5,450	$10,298	$10,901

Basic and Diluted Earnings per Common Share	$0.45	$0.54	$1.02	$1.08

Cash Dividends Declared per Common Share	$0.33	$0.32	$0.65	$0.62

Basic and Diluted Weighted Average Shares Outstanding	10,094	10,094	10,094	10,094

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
	(unaudited)

Net Income	$4,550	$5,460	$10,291	$10,930

Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	108	(208)	189	(285)
Other Comprehensive Income (Loss)	108	(208)	189	(285)

Comprehensive Income	4,658	5,252	10,480	10,645

Less: Comprehensive Loss (Income) Attributable to the Noncontrolling Interest	-	6	(3)	(7)

Total Comprehensive Income	$4,658	$5,258	$10,477	$10,638

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in Thousands, Except Share Amounts)

(unaudited)

For the three months ended June 30, 2023

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
					(unaudited)
April 1, 2023	10,094,322	$102	$(1)	$11,025	$63,467	$(1,026)	$199	$73,766

Net Income					4,556		(6)	4,550
Cumulative Translation Adjustment						102	6	108
Dividends Declared					(3,332)			(3,332)

June 30, 2023	10,094,322	$102	$(1)	$11,025	$64,691	$(924)	$199	$75,092

For the three months ended June 30, 2022

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
					(unaudited)
April 1, 2022	10,094,322	$102	$(1)	$11,025	$52,476	$(898)	$202	$62,906

Net Income					5,450		10	5,460
Cumulative Translation Adjustment						(192)	(16)	(208)
Dividends Declared					(3,230)			(3,230)

June 30, 2022	10,094,322	$102	$(1)	$11,025	$54,696	$(1,090)	$196	$64,928

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in Thousands, Except Share Amounts)

(unaudited)

For the six months ended June 30, 2023

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
					(unaudited)
January 1, 2023	10,094,322	$102	$(1)	$11,025	$60,954	$(1,103)	$196	$71,173

Net Income					10,298		(7)	10,291
Cumulative Translation Adjustment						179	10	189
Dividends Declared					(6,561)			(6,561)

June 30, 2023	10,094,322	$102	$(1)	$11,025	$64,691	$(924)	$199	$75,092

For the six months ended June 30, 2022

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
					(unaudited)
January 1, 2022	10,094,322	$102	$(1)	$11,025	$50,053	$(827)	$189	$60,541

Net Income					10,901		29	10,930
Cumulative Translation Adjustment						(263)	(22)	(285)
Dividends Declared					(6,258)			(6,258)

June 30, 2022	10,094,322	$102	$(1)	$11,025	$54,696	$(1,090)	$196	$64,928

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	For the six months ended
	June 30,
	2023	2022
	(unaudited)
Cash Flows from Operating Activities:
Net Income	$10,291	$10,930
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Non-Cash Compensation	429	132
Non-Cash Lease Expense	230	258
Depreciation and Amortization	527	566
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	(299)	(249)
Deferred Taxes	165	(816)
Provision for Inventory Reserves	683	827
Changes in Assets and Liabilities:
Accounts Receivable	3,582	3,448
Inventories	(118)	(7,131)
Other Assets	1,921	372
Accounts Payable	(439)	(590)
Accrued Compensation	(2,075)	(3,807)
Accrued Commissions and Sales Incentives	(825)	(3,229)
Lease Liability - Operating	(228)	(256)
Other Liabilities	(4,387)	418
Net Cash Provided by Operating Activities	9,457	873

Cash Flows from Investing Activities:
Capital Expenditures	(817)	(504)
Net Cash Used in Investing Activities	(817)	(504)

Cash Flows from Financing Activities:
Dividends Paid	(6,461)	(3,028)
Net Cash Used in Financing Activities	(6,461)	(3,028)

Net Increase (Decrease) in Cash and Cash Equivalents	2,179	(2,659)
Translation effect on cash	(7)	18
Cash and Cash Equivalents – Beginning of Period	37,703	32,913
Cash and Cash Equivalents – End of Period	$39,875	$30,272

Supplemental Disclosure of Cash Flow Information:
Cash paid for Income Taxes	$2,986	$5,618
Declared Dividends	$6,561	$6,258

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Additions to Right-Of-Use Assets obtained from new operating Lease Liabilities	$37	$644

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Omega Flex, Inc., and its subsidiaries (collectively the “Company”). The Company’s Condensed Consolidated Financial Statements for the quarter ended June 30, 2023 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), and with the instructions of Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“Form 10-K”). All material intercompany accounts and transactions have been eliminated in consolidation. It is management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature, or a description is provided for any adjustments that are not of a normal recurring nature.

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

The Company manufactures flexible metal hose at its facilities in Exton, Pennsylvania and Houston, Texas, in the United States (U.S.), and in Banbury, Oxfordshire in the United Kingdom (U.K.), and sells its products through distributors, wholesalers and to original equipment manufacturers (OEMs) throughout North America, and in certain European markets.

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

Revenue Recognition

The Company applies the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”). The standard requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents include investments in an institutional money market fund, which invests in U.S. Treasury bills, notes, and bonds, and/or repurchase agreements, backed by such obligations, and in U.S. Treasury bills and certificates of deposit. Carrying value approximates fair value except for U.S. Treasury bills and certificates of deposit where amortized cost approximates fair value. Cash and cash equivalents are deposited at various area banks, which at times may exceed federally insured limits. The Company monitors the viability of the banking institutions carrying their assets on a regular basis and has the ability to transfer cash to various institutions during times of risk. The Company has not experienced any losses related to these cash balances and believes its credit risk to be minimal.

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

The reserve for credit losses, which include future credits, discounts, and doubtful accounts, was $816,000 and $1,111,000 as of June 30, 2023 and December 31, 2022, respectively.

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

Goodwill

In accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other, using the simplified method as adopted, the Company performed an annual impairment test as of December 31, 2022. This analysis did not indicate any impairment of goodwill.

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

Product Liability Reserves

Product liability reserves represent the estimated unpaid amounts under the Company’s insurance policy deductibles or self-insured retention limits, with respect to existing claims. The Company uses the most current available data to estimate claims. As explained more fully under Note 6, Commitments and Contingencies, to the Condensed Consolidated Financial Statements included in this report, for various product liability claims covered under the Company’s general liability insurance policies, the Company must pay certain defense and settlement costs within its deductible or self-insured retention limits, ranging primarily from $25,000 to $3,000,000 per claim, depending on the terms of the policy in the applicable policy year, up to an aggregate amount. The Company is vigorously defending against all known claims.

Leases

The Company applies the requirements of FASB ASC Topic 842, Leases which defines a lease as any contract that conveys the right to use a specific asset for a period of time in exchange for consideration. Leases are classified as a finance lease, formerly called a capital lease, if any of the following criteria are met:

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

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of June 30, 2023 and December 31, 2022, each of the Company’s leases are classified as operating leases.

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

The Company follows the provisions of FASB ASC Subtopic 740-10 relative to accounting for uncertainties in tax positions. These provisions provide guidance on the recognition, de-recognition and measurement of potential tax benefits associated with tax positions.

Effective January 1, 2022, as a result of changes made by the Tax Cuts and Jobs Act of 2017, the Company is required to capitalize certain research and development expenses for tax purposes, and amortize those expenses over a five year period, resulting in a deferred tax asset for the capitalized amounts.

Other Comprehensive Income

For the three and six months ended June 30, 2023 and 2022, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentrations

The Company has one significant customer which represented more than 10% of the Company’s Accounts Receivable as of June 30, 2023 and as of December 31, 2022. That same customer represented more than 10% of the Company’s total Net Sales for the six months ended June 30, 2023 and 2022 and for the three months ended June 30, 2023. However, for the three months ended June 30, 2022, no customer represented more than 10% of the Company’s total Net Sales. Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are consistent with those discussed in detail in the Company’s Form 10-K.

Subsequent Events

The Company evaluates all events or transactions through the date of the related filing that may have a material impact on its Condensed Consolidated Financial Statements. Refer to Note 11 of the Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, updated in December 2022 by ASU No. 2022-06, Deferral of Sunset Date of Topic 848. The ASUs apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASUs provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the ASUs do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2024, except for hedging relationships existing as of December 31, 2024, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. ASU 2020-04, as updated by ASU 2022-06, is effective for all entities as of March 12, 2020, through December 31, 2024. The impact of the adoption did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

3. INVENTORIES

Inventories, net of reserves of $770,000 and $571,000 as of June 30, 2023 and December 31, 2022, respectively, consisted of the following:

	June 30,	December 31,
	2023	2022
	(in thousands)
Finished Goods	$6,906	$6,744
Raw Materials	10,469	11,020
Inventories - Net	$17,375	$17,764

4. OTHER LONG TERM ASSETS

Other long term assets were as follows:

	June 30,	December 31,
	2023	2022
	(in thousands)
Inventories, net	$3,939	$4,261
Cash surrender value of life insurance policies	1,670	1,546
Other	14	64
Other Long Term Assets	$5,623	$5,871

The Company maintains inventories, net of reserves of $500,000 and $0 as of June 30, 2023 and December 31, 2022, respectively, which are estimated to be used beyond the next twelve months, mainly for the new corrugated medical tubing (“CMT”) products. Higher amounts of materials for the new CMT products were initially purchased for cost considerations and because of longer required lead times.

The Company has obtained and is the beneficiary of life insurance policies with respect to current and/or past employees.

5. LINE OF CREDIT AND OTHER BORROWINGS

On July 3, 2023, the Company agreed to an Amended and Restated Loan Agreement with Santander Bank, N.A. (the “Bank”), and a Second Amended and Restated Committed Revolving Line of Credit Note to the Bank (both documents together, the “Facility”). The Facility is an unsecured revolving credit facility in the maximum amount of $15,000,000, with a $1,000,000 letter of credit sublimit, expiring June 1, 2028, with funds available for working capital and other corporate purposes. The interest rate payable on any borrowings is either the Term SOFR Reference Rate or the Bank’s Prime Rate, as specified by the Company, plus the Applicable Margin. The Applicable Margin for the Term SOFR Reference Rate is plus 0.75% to plus 1.75%, and for Prime Rate, up to plus 0.50%, depending upon the Company’s then existing specified financial ratios. Currently, the Company’s ratio would allow for the most favorable rate under the Facility’s ranges. The Company is also required to pay on a quarterly basis an unused facility fee of 10 basis points of the average unused balance of the note and an annual commitment fee of $5,000 due and payable on each anniversary date of the Facility. The Company may terminate the Facility at any time as long as there are no amounts outstanding and may prepay any borrowings. Prior to this, the Company had been operating in adherence with the December 1, 2017 agreement, as discussed below.

On December 1, 2017, the Company agreed to an Amended and Restated Revolving Line of Credit Note (the “Line”) and Third Amendment to the Loan Agreement with Santander Bank, N.A. (the “Bank”). The Company established a line of credit facility in the maximum amount of $15,000,000, maturing on December 1, 2022, with funds available for working capital purposes and other cash needs. The Line was unsecured and extended through the date of the Facility (July 3, 2023). The loan agreement provided for the payment of any borrowings under the agreement at an interest rate range of either LIBOR plus 0.75% to plus 1.75% (for borrowings with a fixed term of 30, 60, or 90 days), or Prime Rate up to Prime Rate plus 0.50% (for borrowings with no fixed term other than to the date of the Facility (July 3, 2023)), depending upon the Company’s then existing financial ratios. As of June 30, 2023, the Company’s ratio would have allowed for the most favorable rate under the agreement’s range, which would have been a rate of 5.97%. The Company was also required to pay on a quarterly basis an unused facility fee of 10 basis points of the average unused balance of the note.

As of June 30, 2023 and December 31, 2022, the Company had no outstanding borrowings on the Line and was in compliance with all debt covenants.

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

The Company has salary continuation agreements with current and/or past employees. These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1,000 to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement. The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments associated with these agreements is $350,000 as of June 30, 2023, of which $302,000 is included in Other Long Term Liabilities, and the remaining current portion of $48,000 is included in Other Liabilities, associated with the applicable retirement benefit payments over the next twelve months. The December 31, 2022 liability of $357,000 had $309,000 reported in Other Long Term Liabilities, and a current portion of $48,000 in Other Liabilities.

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

Contingencies

In the ordinary and normal conduct of the Company’s business, it is subject to lawsuits, investigations, and claims (collectively, the “Claims”). The Claims generally relate to potential lightning or other electrical damage to our flexible gas piping products and may result in legal and product liability related expenses. The Company does not believe the Claims have legal merit and vigorously defends them. It is possible that the Company may incur increased litigation costs in the future due to a variety of factors, including a higher number of Claims, higher legal and expert costs, and higher insurance deductibles or self-insured retention limits (or “retentions”).

The Company has in place commercial general liability insurance policies that cover most Claims, which are subject to deductibles or retentions, ranging primarily from $25,000 to $3,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $3,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims as of June 30, 2023 is estimated to not exceed approximately $3,808,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the Condensed Consolidated Financial Statements primarily represents an accrual for legal costs for services previously rendered, outstanding settlements for Claims not yet paid, and anticipated settlements for Claims within the Company’s remaining retention under its insurance policies. The liabilities recorded in the Company’s books as of June 30, 2023 and December 31, 2022 were $429,000 and $3,848,000, respectively, and are included in Other Liabilities.

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

Grants of Units. As of December 31, 2022, the Company had 6,653 nonvested and unmatured Units outstanding. In February 2023, the Company paid $673,000 for 5,120 fully vested and matured Units that were granted during 2019, including their respective earned dividend values. On March 8, 2023, the Company granted an additional 2,536 Units with a fair value of $108.47 per Unit on grant date, using historical volatility. In March 2023, 597 unvested Units were forfeited. As of June 30, 2023, the Company had 5,840 nonvested and unmatured Units outstanding.

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

The Company recognizes the reversal of any previously recognized compensation expense on forfeited awards in the period that the award is forfeited. During the three months ended June 30, 2023, no awards were forfeited. During the six months ended June 30, 2023, a reversal of $22,000 of previously recognized compensation expense was recognized on 597 nonvested forfeited Units.

The total liability related to the Units as of June 30, 2023 was $1,099,000 of which $694,000 is included in Other Liabilities, as it is expected to be paid within the next twelve months, and the balance of $405,000 is included in Other Long Term Liabilities. The total liability related to the Units as of December 31, 2022 was $1,343,000 of which $665,000 was included in Other Liabilities, and the balance of $678,000 was included in Other Long Term Liabilities.

Related to the Plan, in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, the Company recorded compensation expense of $429,000 and $132,000 for the six months ended June 30, 2023 and 2022, respectively. The Company recorded compensation expense of $20,000 for the three months ended June 30, 2023 and compensation income of $148,000 for the three months ended June 30, 2022, respectively. Compensation expense or income for a given period largely depends upon fluctuations in the Company’s stock price.

The following table summarizes information about the Company’s nonvested and unmatured Units as of and for the six months ended June 30, 2023:

	Units	Weighted Average Grant Date Fair Value
Number of Units:
Nonvested and Unmatured as of December 31, 2022	6,653	$129.09
Granted	2,536	$108.47
Vested	(2,752)	$117.40
Forfeited	(597)	$147.37
Canceled	—	—
Nonvested and Unmatured as of June 30, 2023	5,840	$123.78
Units Expected to Vest and Mature	5,840	$123.78

The total unrecognized compensation costs calculated as of June 30, 2023 were $472,000 which will be recognized through March of 2026. The Company will recognize the related expense over the weighted average period of 1.7 years.

8. LEASES

In the U.S., the Company owns its two main operating facilities located in Exton, Pennsylvania. In addition to the owned facilities, the Company also has operations in other locations that are leased, as well as other leased assets. In conjunction with the guidance for leases, as defined by FASB ASC Topic 842, Leases, the Company has described the existing leases, which are all classified as operating leases, pursuant to the below.

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

As of June 30, 2023, the Company recorded right-of-use assets of $3,140,000, and a lease liability of $3,147,000, of which $426,000 is reported as a current liability. On December 31, 2022, the Company recorded right-of-use assets of $3,205,000, and a lease liability of $3,210,000, of which $447,000 was reported as a current liability. The respective weighted average remaining lease term and discount rate are approximately 10.81 years and 1.10% as of June 30, 2023.

Rent expense for operating leases was $120,000 and $243,000 for the three and six months ended June 30, 2023 and $130,000 and $265,000 for the three and six months ended June 30, 2022.

Future minimum lease payments, under non-cancelable leases as of June 30, 2023, are as follows:

Twelve Months Ending June 30,	Operating Leases
(in thousands)
2024	$456
2025	406
2026	294
2027	285
2028	226
Thereafter	1,645
Total Future Minimum Lease Payments	3,312
Less: Interest	165
Lease Liability	3,147
Less: Current Portion of Lease Liability	426
Lease Liability – Net of Current Portion	$2,721

9. SHAREHOLDERS’ EQUITY

As of June 30, 2023 and December 31, 2022, the Company had 20,000,000 shares of common stock, with par value of $0.01 per share, authorized. For both periods, the total number of outstanding shares was 10,094,322, shares held in Treasury was 59,311, and total shares issued was 10,153,633.

During 2023 and 2022, upon approval of the Board of Directors (the “Board”) the Company has declared and paid regular quarterly dividends, as set forth in the following table:

Dividend Declared		Dividend Paid
Date	Price Per Share	Date	Amount
June 13, 2023	$0.33	July 7, 2023	$3,332,000
March 28, 2023	$0.32	April 24, 2023	$3,229,000
December 7, 2022	$0.32	January 4, 2023	$3,232,000
September 30, 2022	$0.32	October 24, 2022	$3,231,000
June 10, 2022	$0.32	July 5, 2022	$3,230,000
March 29, 2022	$0.30	April 25, 2022	$3,028,000

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

11. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred through the date of this filing. During this period, other than the Facility which was agreed to with Santander Bank, N.A. on July 3, 2023 (see Note 5. Line of Credit and Other Borrowings), no events came to the Company’s attention that would impact the Condensed Consolidated Financial Statements for the period ended June 30, 2023.

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

CHANGES IN FINANCIAL CONDITION

For the period ended June 30, 2023 vs. December 31, 2022

The Company’s cash balance of $39,875,000 on June 30, 2023 increased $2,172,000 (5.8%) from a $37,703,000 balance at December 31, 2022 mainly due to cash provided by operating activities of $9,457,000 partially offset by dividend payments of $6,461,000, as detailed in Note 9, Shareholders’ Equity, to the Condensed Consolidated Financial Statements included in this report. See the Company’s Condensed Consolidated Cash Flow Statements for further details regarding the change in cash.

Accounts Receivable were $14,264,000 and $17,503,000 as of June 30, 2023 and December 31, 2022, respectively, decreasing $3,239,000 or 18.5%. This is mostly timing related, associated with greater cash collections resulting from higher sales during the fourth quarter of the previous year versus the current quarter.

Accrued Compensation was $1,708,000 on June 30, 2023, compared to $3,782,000 on December 31, 2022, decreasing $2,074,000 or 54.8%. A significant portion of the liability that existed at the previous year end related to incentive compensation earned in 2022. As is customary, the liability was then paid during the first quarter of the following year, or 2023, thus diminishing the balance. The liability now represents amounts mainly earned during the current year.

Other Liabilities were $3,877,000 and $7,530,000 as of June 30, 2023 and December 31, 2022, respectively. The decrease of $3,653,000 or 48.5% mainly relates to the payment of an accrual for legal and product liability matters associated with two cases, which were resolved through settlement.

Retained earnings were $64,691,000 and $60,954,000 as of June 30, 2023 and December 31, 2022, respectively, increasing $3,737,000 or 6.1%. The increase was primarily due to net income during the year, as provided on the Company’s Condensed Consolidated Statements of Income, partially offset by dividends declared during 2023, as discussed in detail in Note 9, Shareholders’ Equity, to the Condensed Consolidated Financial Statements included in this report.

RESULTS OF OPERATIONS

Three months ended June 30, 2023 compared to three months ended June 30, 2022

The Company reported comparative results from operations for the three month periods ended June 30, 2023 and 2022 as follows:

	Three months ended June 30, (in thousands)

	2023	2023	2022	2022
	($000)%		($000)%
Net Sales	$25,835	100.0%	$31,748	100.0%
Gross Profit	$15,800	61.2%	$20,793	65.5%
Operating Profit	$5,521	21.4%	$7,342	23.1%

Net Sales. The Company’s 2023 second quarter sales of $25,835,000 decreased $5,913,000 or 18.6% compared to the second quarter of 2022, which generated sales of $31,748,000. The decrease in sales is mainly due to lower sales unit volumes as a result of the overall market being suppressed because of, among other factors, a decline in housing starts.

Gross Profit. The Company’s gross profit margins were 61.2% and 65.5% for the quarters ended June 30, 2023 and 2022, respectively. Gross profit for the second quarter of 2023 declined mainly due to pricing actions which the Company took to offset material cost pressure and to protect margins in the previous year, lower production which caused lower absorption of factory labor and overhead costs, and an increase in the provision for excess inventories for the new corrugated medical tubing (“CMT”) products. Higher amounts of materials for the new CMT products were initially purchased for cost considerations and because of longer required lead times.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expenses were $4,999,000 and $5,501,000 for the quarters ended June 30, 2023 and 2022, respectively, representing a decrease of $502,000 or 9.1%. The decrease is mostly related to commissions and freight. In the previous year, commissions increased partly because of a shift of more shipments from third party warehouses, whose shipments are subject to commission, compared to those directly from the manufacturing facilities, whose shipments are not subject to commission. Freight costs decreased because of lower sales volumes and lower carrier rates. These decreases were partially offset by higher staffing related costs and travel. Selling expenses increased as a percent of net sales compared to last year, being 19.3% for the quarter ended June 30, 2023, and 17.3% for the quarter ended June 30, 2022.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $4,373,000 and $6,753,000 for the quarters ended June 30, 2023 and 2022, respectively, decreasing by $2,380,000 or 35.2%. Product liability reserves and expenses were lower by $1,994,000, associated primarily with one case, which was provided for in the previous year and subsequently resolved through settlement and paid during the first quarter of 2023. There also was a decrease in the incentive compensation component, which is aligned with profitability of $738,000, mainly because of the changes in the executive management team in the previous year. These were partly offset by increases in staffing related costs and stock based compensation, which moves in relation to the Company’s stock price, as detailed in Note 7, Stock Based Compensation Plans. As a percentage of sales, general and administrative expenses decreased to 16.9% for the quarter ended June 30, 2023 from 21.3% for the quarter ended June 30, 2022.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $907,000 and $1,197,000 for the quarters ended June 30, 2023 and 2022, respectively, decreasing by $290,000 or 24.2%, mainly associated with decreases in staffing related costs and travel. Engineering expenses decreased as a percentage of sales, being 3.5% for the quarter ended June 30, 2023, and 3.8% for the same quarter in 2022.

Operating Profits. Reflecting all of the factors mentioned above, operating profits were $5,521,000 and $7,342,000 for the quarters ended June 30, 2023 and 2022, respectively, decreasing by $1,821,000 or 24.8%.

Interest Income. Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. The Company recorded $396,000 of interest income for the second quarter of 2023 and $11,000 for the second quarter of 2022. Higher interest rates are mainly responsible for the higher interest income.

Other Income (Expense). Other income (expense) primarily consists of foreign currency exchange gains (losses) on transactions settled in currencies other than the Company’s local currency, typically related to the Company’s foreign U.K. subsidiaries. There was a gain of $24,000 during the second quarter of 2023 compared to a loss of $138,000 during the second quarter of 2022. The British Pound had strengthened during the second quarter of 2023 and weakened during the second quarter of 2022.

Income Tax Expense. Income tax expense was $1,391,000 for the second quarter of 2023, compared to $1,755,000 for the second quarter in 2022, decreasing $364,000 or 20.7%, mostly the result of lower current quarter income before income taxes.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

The Company reported comparative results from operations for the six month periods ended June 30, 2023 and 2022 as follows:

	Six months ended June 30, (in thousands)

	2023	2023	2022	2022
	($000)%		($000)%
Net Sales	$55,822	100.0%	$63,041	100.0%
Gross Profit	$34,428	61.7%	$39,908	63.3%
Operating Profit	$12,827	23.0%	$14,708	23.3%

Net Sales. The Company’s sales for the first six months of 2023 of $55,822,000 decreased $7,219,000 or 11.5% compared to the first six months of 2022, which generated sales of $63,041,000. The decrease in sales is mainly due to lower sales unit volumes as a result of the overall market being suppressed because of, among other factors, a decline in housing starts.

Gross Profit. The Company’s gross profit margins were 61.7% and 63.3% for the six months ended June 30, 2023 and 2022, respectively. The decline in gross profit margin is mainly due to an increase in the provision for excess inventories for the new CMT products. Higher amounts of materials for the new CMT products were initially purchased for cost considerations and because of longer required lead times. Also, lower production, which caused lower absorption of factory overhead costs, contributed to the lower gross profit margin.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expenses were $10,572,000 and $11,284,000 for the six months ended June 30, 2023 and 2022, respectively, representing a decrease of $712,000 or 6.3%. The decreases are mostly related to commissions and freight. In the previous year, commissions increased partly because of a shift of more shipments from third party warehouses, whose shipments are subject to commission, compared to those directly from the manufacturing facilities, whose shipments are not subject to commission. Freight costs decreased because of lower sales volumes and lower carrier rates. These decreases were partially offset by higher staffing related costs and travel. Selling expenses increased as a percent of net sales compared to last year, being 18.9% for the six months ended June 30, 2023, and 17.9% for the six months ended June 30, 2022.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $9,167,000 and $11,503,000 for the six months ended June 30, 2023 and 2022, respectively, decreasing by $2,336,000 or 20.3%. Product liability reserves and expenses were lower by $1,957,000, associated primarily with one case, which was provided for in the previous year and subsequently resolved through settlement and paid during the first quarter of 2023. There also was a decrease in the incentive compensation component, which is aligned with profitability, mainly because of the changes in the executive management team in the previous year. These were partly offset by increases in staffing related costs and stock based compensation, which moves in relation to the Company’s stock price, as detailed in Note 7, Stock Based Compensation Plans. As a percentage of sales, general and administrative expenses decreased to 16.4% for the six months ended June 30, 2023 from 18.2% for the six months ended June 30, 2022.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $1,862,000 and $2,413,000 for the six months ended June 30, 2023 and 2022, respectively, decreasing by $551,000 or 22.8%, mainly associated with decreases in staffing related costs and experimental materials. Engineering expenses decreased as a percentage of sales, being 3.3% for the six months ended June 30, 2023, and 3.8% for the six months ended June 30, 2022.

Operating Profits. Reflecting all of the factors mentioned above, operating profits were $12,827,000 and $14,708,000 for the six months ended June 30, 2023 and 2022, respectively, decreasing by $1,881,000 or 12.8%.

Interest Income. Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. The Company recorded $677,000 and $20,000 of interest income during the first six months of 2023 and 2022, respectively. Higher interest rates are mainly responsible for the higher interest income.

Other Income (Expense). Other income (expense) primarily consists of foreign currency exchange gains (losses) on transactions settled in currencies other than the Company’s local currency, typically related to the Company’s foreign U.K. subsidiaries. There was a gain of $55,000 during the first six months of 2023 compared to a loss of $164,000 during the first six months of 2022. The British Pound had strengthened during the first six months of 2023 and weakened during the first six months of 2022.

Income Tax Expense. Income tax expense was $3,268,000 for the first six months of 2023, compared to $3,634,000 for the same period in 2022, decreasing $366,000 or 10.1%, mostly the result of lower current income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company’s primary cash needs have been related to working capital items, which the Company has largely funded through cash generated from operations.

As of June 30, 2023, the Company had a cash balance of $39,875,000. Additionally, the Company has a $15,000,000 line of credit available, as discussed in detail in Note 5, which had no borrowings outstanding upon it as of June 30, 2023. As of December 31, 2022, the Company had a cash balance of $37,703,000, with no borrowings against the line of credit.

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

For the six months ended June 30, 2023, the Company’s operating activities provided cash of $9,457,000, compared to the six months ended June 30, 2022 which provided cash of $873,000, a difference of $8,584,000. For details of the operating cash flows refer to the Condensed Consolidated Statements of Cash Flows in Part I – Financial Information on page nine.

As a general trend, the Company tends to deplete or generate lower amounts of cash early in the year, as significant payments are typically made for incentive compensation and accrued promotional incentives. Cash has then historically shown a tendency to be restored and accumulated during the latter portion of the year.

Investing Activities

Cash used in investing activities during the six months ended June 30, 2023 and 2022 was $817,000 and $504,000, respectively, as a result of payments for mainly manufacturing equipment capital expenditures.

Financing Activities

All financing activities relate to dividend payments, which are detailed in Note 9, Shareholders’ Equity. Dividend payments through the first six months of 2023 and 2022 amounted to $6,461,000 and $3,028,000, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our critical accounting policies and estimates. There have been no material changes to our critical accounting policies and estimates discussed in such report.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, updated in December 2022 by ASU No. 2022-06, Deferral of Sunset Date of Topic 848. The ASUs apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASUs provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the ASUs do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2024, except for hedging relationships existing as of December 31, 2024, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. ASU 2020-04, as updated by ASU 2022-06, is effective for all entities as of March 12, 2020, through December 31, 2024. The impact of the adoption did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

See legal proceedings disclosure in Note 6, Commitments and Contingencies, to the Condensed Consolidated Financial Statements included in this Form 10-Q.

Item 1A – Risk Factors

In addition to the risk factors described under Item 1A of the Company’s Form 10-K for the year ended December 31, 2022, readers should also carefully consider the risks, uncertainties and other factors described below, in addition to the other information set forth in this report, because they could materially and adversely affect the Company’s business, operating results, financial condition, cash flows, prospects, and the value of an investment in the Company’s common stock.

Our credit facility bears a variable rate of interest that is based on the Secured Overnight Financing Rate (“SOFR”), which may have consequences for us that cannot be reasonably predicted and may adversely affect our liquidity, financial condition, and earnings.

Borrowings under our credit facility bear interest at a rate per annum of either, at our election, (i) Term SOFR plus a margin or (ii) the Prime Rate plus a margin, with the applicable margin depending on specified financial ratios. Since the initial publication of SOFR, daily changes in the rate have, on occasion, been more volatile than daily changes in comparable benchmark or market rates, and SOFR over time may bear little or no relation to the historical actual or historical indicative data. As of June 30, 2023, we had no outstanding borrowings under this credit facility. If we were to borrow under this credit facility, it is possible that the volatility of SOFR could result in higher borrowing costs for us and could adversely affect our liquidity, financial condition, and earnings. See Note 5, Line of Credit and Other Borrowings, to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 – Other Information

None.

Item 6 - Exhibits

Exhibit
No.	Description

10.1	Amended and Restated Loan Agreement dated July 3, 2023, between Omega Flex, Inc. and Santander Bank, N.A., incorporated by reference to the Company’s Current Report on Form 8-K filed July 5, 2023.

10.2	Second Amended and Restated Committed Revolving Line of Credit Note dated July 3, 2023, by Omega Flex, Inc. to Santander Bank, N.A., incorporated by reference to the Company’s Current Report on Form 8-K filed July 5, 2023.

31.1	Certification of Chief Executive Officer of Omega Flex, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Omega Flex, Inc. pursuant to 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Omega Flex, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA FLEX, INC.
(Registrant)

Date: August 4, 2023	By:	/s/ Matthew F. Unger
Matthew F. Unger
Vice President – Finance
and Chief Financial Officer

-35-