Form 10-K
period 2023-12-31
Omega Flex, Inc.
filed 2024-03-11
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act Yes ☐ No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting shares of common stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the second quarter of 2023, was $344,436,584.

The number of shares of common stock outstanding as of March 1, 2024 was 10,094,322.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated by reference from the registrant’s definitive proxy statement (to be filed pursuant to Regulation 14A no later than 120 days after December 31, 2023, or April 29, 2024) for the 2024 annual meeting of shareholders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (“annual report” or “report”) of Omega Flex, Inc. that are not historical facts — but rather reflect our current expectations concerning future results and events — constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believes,” “expects,” “intends,” “plans,” “anticipates,” “intends,” “estimates,” “potential,” “continues,” “hopes,” “likely,” “will,” and similar expressions, or the negative of these terms, identify such forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause the actual results, performance or achievements of Omega Flex, Inc., or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements are set forth in Part I, Item 1A. Risk Factors, and other parts of this annual report.

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

The Company manufactures flexible metal hose at its facilities in Exton, Pennsylvania and Houston, Texas in the United States (U.S.), and in Banbury, Oxfordshire in the United Kingdom (U.K.). The Company primarily sells its products through distributors, wholesalers and to original equipment manufacturers (“OEMs”) throughout North America and Europe, and to a lesser extent other global markets.

Industry Overview

The flexible metal hose industry is highly fragmented and diverse, with more than eight companies producing flexible metal hose in the U.S., and at least that many in Europe and Asia. Because of its simple and ubiquitous nature, flexible metal hose has been applied to a number of different applications across a broad range of industries.

The major market categories for flexible metal hose include (1) automotive, (2) aerospace, (3) residential, commercial, and institutional construction, and (4) general industrial. Omega Flex participates in the latter two markets for flexible metal hose. The residential and commercial construction market utilizes corrugated stainless steel tubing (CSST) primarily for flexible gas piping, double containment piping for conveying diesel fuel and gasoline from a storage tank to a dispenser or back-up generator. The Company produces corrugated copper tubing for medical gases in medical care facilities, including hospitals, clinics, dental and veterinary offices, and long-term care facilities. The general industrial market includes all the processing industries, the most important of which include primary steel, petrochemical, pharmaceutical, and specialty applications for the transfer of fluids at both extremely low and high temperatures, (such as the conveying of cryogenic liquids) and a highly fragmented OEM market, as well as the maintenance and repair market.

None of our competitors appear to be dominant in more than one market. We believe that we are a leading supplier of flexible metal hose in each of the U.S. markets in which we participate. Our assessment of our overall competitive position is based on several factors. The flexible gas piping market in the U.S. is currently concentrated in the residential housing market. Based on the reports issued by the national trade groups on housing construction, the level of acceptance of flexible gas piping in the construction market, and the average usage of flexible gas piping in a residential building, we believe that we can estimate with a reasonable level of accuracy the size of the total gas piping market. In addition, the Company is a member of an industry trade group comprised of the largest manufacturers of CSST in the U.S., which compiles and distributes sales volume statistics for its members relative to flexible gas piping. Based on our sales and the statistics described above, the Company believes it can estimate its position within that market. For other applications, industry trade groups collect, and report data related to these markets, and we can then compare and estimate our status within that group as a whole. In addition, the customer base for the products that we sell, and the identity of the manufacturers aligned with those customers is fairly well known, which again allows the Company to extract information and estimate its market position. Lastly, the term “leading” implies a host of factors other than sales volume and market share position. It includes the range and capability of the product line, history of product development and new product launches, all of which information is in the public domain. Based on all this information, the Company is reasonably confident that it is indeed a leader in the major U.S. market segments in which it participates.

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

In 2005, Mestek distributed its equity ownership in our common stock to Mestek shareholders and the shares of our common stock started trading on The NASDAQ Stock Market LLC under the stock symbol “OFLX.”

Over the years, most of the Company’s business has been concentrated in North America, but the Company also has foreign subsidiaries located in the U.K. and France, which are largely focused on European and other international markets. The Company also has a U.S. subsidiary which owns the Company’s Exton, Pennsylvania real estate.

Overview of Current Business

Strategy

The Company’s strategy has been, and continues to be, focused on its core strengths in the development, manufacture, and sale of flexible metal hose for use in a variety of applications. We believe the Company is uniquely situated to exploit its capabilities in this area due to its long experience in engineering and bringing new products to market, and its proprietary rotary process, which permits the Company to manufacture flexible metal hose with superior quality and efficiency as compared to its competitors. The Company’s strategy is to develop flexible metal products in new and developing markets that would recognize and compensate for the value-added propositions that each product brings to that industry. Typically, this would involve a new flexible metal hose that replaces traditional rigid products, and thereby improves the quality of the installed product, increases installation efficiency, and provides an overall cost and time savings. Examples of such products are our flexible gas piping sold under the TracPipe® CounterStrike® trademarks, our MediTrac® corrugated medical gas tubing, our DoubleTrac® double-containment piping, and DEF-Trac® flexible piping. In each instance, we believe that the products we bring to market offer customers superior quality, expanded applications due to the products’ flexibility, and reduced total costs. The Company seeks to protect its investments in product development by obtaining patent protection for new and unique features of its products.

Sales, Products and Customers

We sell our products to customers scattered across a wide and diverse set of industries ranging from construction to pharmaceutical with close to 10,800 customers on record. These sales channels include sales through independent sales representatives, distributors, OEM, and direct sales. We utilize various distribution companies in the sale of our TracPipe® and Counterstrike® flexible gas piping, and these distribution customers in the aggregate represent a significant portion of our business. In particular, the Company has one significant distribution customer, whose various branches had sales in the range of 12% to 14% of total sales during the periods of 2021 to 2023 and was 19% of the Company’s accounts receivable balance over the last two years. All of this business is done on a purchase order basis for immediate resale commitments or stocking, and there are no long-term purchase commitments. In the event we were to lose an account, we would not expect any long-term reduction in our sales due to the broad end-user acceptance of our products. We would anticipate that in the event of a loss of any one or more distributors, that after an initial transition period, the sales of our products would resume at or near their historical levels. Furthermore, in the case of certain national distribution chains, which is the case regarding the Company’s largest customer noted above, and other distributors, it is possible that there would continue to be purchasing activity from one or more regional or branch distribution customers. We sell our products within North America, primarily in the U.S. and Canada, and we also sell our products internationally, primarily in Europe through our manufacturing facility located in Banbury, U.K. Our sales outside of North America were in the range of 4% to 7% of our total sales during the last three years, with most of the sales occurring in the U.K. and elsewhere in Europe. We do not have a material portion of our long-lived assets located outside of the U.S.

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

TracPipe®

The Company has had the most success within the residential construction industry with its flexible gas piping products, TracPipe®, which was introduced in 1997, and its more robust counterpart TracPipe® CounterStrike®, which came to market in 2004. Partnered with the development of our AutoFlare® and AutoSnap® fittings and accessories, both have enjoyed wide acceptance due to their reliability and durability. In late 2023, we discontinued the AutoSnap® fitting, due to overwhelming market acceptance of the AutoFlare® fitting. Within the residential construction industry, the flexible gas piping products that we offer, and similar products offered by our competitors have sought to overcome the use of black iron pipe that has traditionally been used by the construction industry in the U.S. and Canada for the piping of fuel gases within a building. Prior to the introduction of the first CSST system in 1989, nearly all construction in the U.S. and Canada used traditional black iron pipe for gas piping. However, the advantages of CSST in areas subject to high incidence and likelihood of seismic events had been first demonstrated in Japan. In seismic testing, the CSST was shown to withstand the stresses on a piping system created by the shifting and movement of an earthquake better than rigid pipe. The advantages of CSST over the traditional black iron pipe also include lower overall installation costs because it can be installed in long uninterrupted lines within the building.

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

DoubleTrac®

In 2008, the Company introduced its first double containment piping product – DoubleTrac®. DoubleTrac® double containment piping has earned stringent industry certifications for its ability to safely contain and convey liquid fuels. DoubleTrac® received certification from Underwriters Laboratory, the testing and approval agency, that our product is fully compliant with UL 971A, which is the product standard in the U.S. for metallic underground fuel piping, ULc S679 which is the product standard in Canada for metallic underground fuel piping, as well as approvals from other relevant state agencies that have more stringent testing procedures for the product. Additionally, DoubleTrac® is fully compliant with UL 1369, which is the bi-national U.S. and Canada standard for aboveground piping for flammable and combustible liquids. DoubleTrac® is one of a select few piping systems having listings and approvals for both belowground and aboveground piping systems. Similar to our flexible gas piping, DoubleTrac® provides advantages over older rigid pipe technologies. DoubleTrac® is made and can be installed in long continuous runs, eliminating the need for manually assembling rigid pipe junctions at the end of a pipe or at a turn in direction. In addition, DoubleTrac® has superior performance in terms of its ability to safely convey fuel from the storage tank to the dispenser, primarily because DoubleTrac® is essentially a zero permeation piping system, far exceeding the most stringent government regulations. Originally designed for applications involving automotive fueling stations running from the storage tank to the fuel dispenser, the ability of DoubleTrac® to handle a variety of installation challenges has broadened its applications to include refueling at marinas, fuel lines for back-up generators, and corrosive liquids at waste treatment plants. In short, in applications where double containment piping is required to handle potentially contaminating fluids or corrosive fluids, DoubleTrac® is engineered to handle those demanding applications.

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

MediTrac® Corrugated Medical Tubing

In 2019, the Company commercialized MediTrac® corrugated medical tubing (“CMT”), following its 2018 launch with several beta sites. Developed for the healthcare industry, the product can be used in hospitals, ambulatory care centers, dental, physician and veterinary clinics, laboratories, and any facility that uses medical gases (oxygen, nitrogen, carbon dioxide, etc.). Made from a copper alloy with an exterior fire-retardant jacket, MediTrac® is made and sold in long continuous-length rolls. MediTrac® CMT’s flexible nature and storage in rolls allows it to be transported to and installed in health care facilities much more easily and quickly than traditional medical grade rigid copper pipe, which generally comes in 20 foot long sections. MediTrac® CMT is unrolled from a spool and installed in a medical facility in one long continuous length and is bent by hand when a change in direction is needed. The long lengths and ability to change direction with ease eliminates labor that would otherwise be needed to braze connections to straight sections of copper pipe or elbows or tees for changes in direction, while increasing installation efficiency and operational safety and minimizing downtime for healthcare facilities. Easy to assemble axial swaged brass fittings connect with all K, L and DWV medical tubing that is sized from ½” to 2” in diameter and provides a leak-tight seal using ordinary hand tools. The patented fitting also prevents tampering or disassembly using a tamper-proof sleeve that is required by the Health Care Facilities Code (NFPA 99 – 2018 edition). Rated at 185 psig, MediTrac® CMT can deliver the necessary volume of gas wherever it is needed across a facility. A recent case study comparing the installation of rigid copper pipe and MediTrac® CMT showed that MediTrac® CMT increases installation efficiency by a factor of five (i.e., a 500% increase in efficiency). By reducing the number of joints and brazed connections, MediTrac® CMT also reduces possible contamination into the medical gas system along with the fire risk associated with brazing. MediTrac® CMT is currently listed at UL 1365 and has an ASTM E84 rating of 25/50 and meets all 2018 requirements of the Health Care Facilities Code (NFPA 99 – 2018). MediTrac® CMT also meets Canadian standard Z7396.1, Medical Gas Pipeline Systems.

In 2020, the MediTrac® product line experienced increased sales in use and acceptance in the marketplace resulting from its ability to be quickly and safely installed to meet the unprecedented crisis caused by the COVID-19 pandemic. Numerous medical institutions and emergency medical centers used MediTrac® CMT to quickly install medical gas lines in tent hospitals or in converted facilities to handle the surging demand. For example, MediTrac® medical gas piping was installed in a City of New York temporary hospital located in Central Park and in the Cleveland Clinic for patients with COVID-19 infections and in need of supplemental oxygen treatments. On September 25, 2020, the Centers for Medicare & Medicaid Services (CMS) issued a waiver allowing the use of CMT in new and existing healthcare facilities based on the provisions in NFPA 99 – 2018, allowing MediTrac® CMT to be installed in all facilities in the U.S.

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

In each instance, whether the application is for CSST for fuel gases, flexible metal hose for handling specialty chemicals or gases, flexible double containment piping, unique industrial applications requiring the ability to withstand wide variations in temperature and vibration, or copper alloyed CMT for medical facilities, all of our success rests on our metal hose. Most of our flexible metal hoses range in diameter from 1/4” to 2” while certain applications require diameters of up to 16”. All of our smaller diameter pipe (2” inner diameter and smaller) are made by a proprietary process that is known as the rotary process. The proprietary process that we use to manufacture our annular hose is the result of a long-term development effort begun in 1995. Through continuous improvement over the years, we have developed and fine-tuned the process so that we can manufacture annular flexible metal hose on a high speed, continuous process. We believe that our own rotary process for manufacturing annular corrugated metal hose is the most cost efficient method in the industry, and that our rotary process provides us with a significant advantage in many of the industries in which we participate. As a result, we can generally provide our product on a demand basis. Over the years, the Company has had great success in achieving on-time delivery performance to the scheduled ship date. The quick inventory turnover reduces our costs for in-process inventory, and further contributes to our gross profit levels. We have also improved our productivity on a historical basis.

Markets and Competition

There are approximately eight manufacturers of flexible metal hose in the U.S., and at least that many in Europe and Asia. The U.S. manufacturers include Titeflex Corporation, Ward Manufacturing, Microflex Inc., Hose Master, Pennflex, and several smaller privately held companies. No one manufacturer, as a general rule, participates in more than two of the major market categories, automotive, aerospace, residential and commercial construction, and general industrial, with most concentrating on just one. We estimate that we are at or near the top position of the two major categories in which we participate regarding U.S. market share. In the flexible gas piping market, the U.S. market is currently concentrated in the residential housing market. Based on the reports issued by the national trade groups on housing construction, the level of acceptance of flexible gas piping in the construction market, and the average usage of flexible gas piping in a residential building, as well as through our sales position within that market, we can estimate with a high level of accuracy the size of the total gas piping market. In addition, the Company is a member of an industry trade group, which compiles and distributes sales statistics for its members relative to flexible gas piping. For other applications, industry trade groups collect and report on the size of the relevant market, and we can estimate our percentage of the relevant market based on our sales as compared to the market as a whole. The larger of our two markets, the construction industry, has seen a modest decrease in the number of residential housing starts in 2023, as compared to the previous year. As discussed elsewhere, black iron pipe or copper tubing was historically used by all builders of commercial and residential buildings until the advent of flexible gas piping and changes in the relevant building codes. Since that time, flexible gas piping has taken an increasing share of the total amount of fuel gas piping used in construction.

Due to the number of applications in which flexible metal hose may be used, and the number of companies engaged in the manufacture and sale of flexible metal hose, the general industrial market is very fragmented, and we estimate that no one company has a predominant market share of the business over other competitors. In the market for double containment piping, we compete primarily against rigid pipe systems that are more costly to install than DoubleTrac® double containment piping. For medical tubing applications, the main competitor is medical grade (Type K or Type L) rigid copper pipe. MediTrac® CMT is the only corrugated medical tubing in the U.S. that is approved to the stringent requirements of UL 1365. The general industrial markets within Europe are very mature and tend to offer opportunities that are interesting to us in niche markets or during periods in which a weak dollar increases the demand for our products on a competitive basis. Such has been the case for several years and has created new relationships for us. Currently, we are not heavily engaged in the manufacture of flexible metal hose for the aerospace or automotive markets, but we continue to review opportunities in all markets for our products to determine appropriate applications that will provide growth potential and high margins. In some cases, where the product offering is considered a commodity, price is the overriding competing factor. In other cases, a proprietary product offering, or superior performance will be the major factors with pricing being secondary, and in some cases, an even lesser factor. Most of our sales are to distributors and wholesalers, and our relationships with these customers are on an arms-length basis in that neither we nor the customers are so dependent on the other to yield any significant business advantage. See Note 2, Significant Accounting Policies — Significant Concentrations, to the Consolidated Financial Statements included in this report for additional details. From our perspective, we can maintain a steady demand for our products due to broad acceptance of our products by end users, regardless of which distributor or wholesaler sells the product.

Resources and Raw Materials

We use various materials in the manufacture of our products, primarily stainless steel for our flexible metal hose and plastics for our jacketing material on TracPipe® CounterStrike® flexible gas piping and DoubleTrac® double containment piping, as well as a copper alloy for our MediTrac® CMT. We also purchase all of our proprietary fittings for use with the TracPipe® and CounterStrike® flexible gas piping, DoubleTrac® double containment piping, and MediTrac® CMT. We have multiple sources qualified for all of our major raw materials and components. Nickel is a prime material in stainless steel which the Company utilizes to manufacture CSST, and copper is a key component of the Company’s brass fittings and our MediTrac® CMT. Fortunately, the Company was able to maintain reasonably stable margins during 2023. This was mainly accomplished by implementing our own pricing actions to help offset the upward movements in the respective material markets. We believe that with our purchase commitments for stainless steel, polyethylene and for our proprietary fittings, we have adequate sources of supply for these raw materials and components. Like most other manufacturers, we had sporadic supply chain issues in 2023, but we believe our multiple suppliers have sufficient raw materials and capacity minimizing any potential disruption. We believe that the supply sufficiency of stainless steel will continue until there is a reduction in global capacity, such as mine closures, which would then cause constriction. Volatility in the commodities marketplace and competitive conditions in the sale of our products could potentially restrict us from passing along raw materials or component part price increases to our customers.

Business Seasonality

The demand for our flexible piping products that are related to construction activity including TracPipe® and Counterstrike® CSST, DoubleTrac® piping and MediTrac® CMT, may be affected by the construction industry’s demand, which generally tightens during the winter months of each year due to cold and inclement weather. Accordingly, sales are usually higher in the spring, summer, and fall.

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

As of December 31, 2023, the Company had 168 employees. Most of our employees are located in our manufacturing facilities in Exton, Pennsylvania, which contain our factory personnel, engineering, finance, human resources and most of our sales staff. Our factory workforce in Exton, Pennsylvania, is not party to a collective bargaining agreement. A small number of employees work at our facility in Houston, Texas. A number of individual sales personnel are also scattered across the U.S. We also maintain a manufacturing facility in Banbury, U.K., which contains employees of similar functions to those in the U.S., but on a much smaller scale, as well as a small presence in France. The sales personnel in England and France handle all sales and service for our products in Europe, most notably the U.K., and most of our transactions with other international territories.

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

Intellectual Property

We have a comprehensive portfolio of intellectual property including over 120 patents issued in various countries around the world and trademarks registered around the world such as OmegaFlex®, AutoFlare®, TracPipe®, CounterStrike®, DoubleTrac®, and MediTrac®. We also have several patent applications pending in the U.S. and internationally covering improvements to our CounterStrike® and MediTrac® products. Finally, and as mentioned above, our unique rotary process for manufacturing flexible metal hose has been developed over a number of years and constitutes a valuable trade secret.

Available Information

You may learn more about our Company by visiting our website at www.omegaflex.com. Among other things, you can access our filings with the SEC on our website free of charge. These filings include proxy statements, annual reports (Form 10-K), quarterly reports (Form 10-Q), and current reports (Form 8-K), as well as Section 16 reports filed by our officers and directors (Forms 3, 4 and 5). All of these reports will be available on our website as soon as reasonably practicable after we file the reports with the SEC. In addition, we have made available on our website under the heading “Compliance” the charters for the Audit, Compensation and Nominating/Governance Committees of our Board of Directors and our Code of Business Conduct and Ethics. We intend to make available on our website any future amendments or waivers to our Code of Business Conduct and Ethics. The SEC maintains a website at www.sec.gov that also contains the Company’s various reports, proxy, and information statements and other filings. The information contained on or accessible through the websites referred to above is not incorporated by reference in, or otherwise a part of, this annual report, and any references to these websites are intended to be inactive textual references only.

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

Most of our sales are derived from the sale of TracPipe® and CounterStrike® flexible gas piping systems, including Autoflare® fittings and a variety of accessories. Sales of our flexible metal hose for other applications represent a small portion of our overall sales and income. Any event or circumstance that adversely affects our TracPipe® or CounterStrike® flexible gas piping could have a greater impact on our business and financial results than if our business were more evenly distributed across several different product lines. The effects of such an adverse event or circumstance would be magnified in terms of our company as a whole as compared to one or more competitors whose product lines may be more diversified, or who are not as reliant on the sales generated by their respective flexible gas piping products. Therefore, risks relating to our TracPipe® and CounterStrike® flexible gas piping business – in particular, loss of distributors or sales channels, technological changes, loss of our key personnel involved in the flexible gas piping product line, increases in commodity prices, particularly in stainless steel, copper, and polyethylene – could damage our business, competitive position, results of operations or financial condition.

We face intense competition in all our markets.

The markets for flexible metal hose are intensely competitive. There are a number of competitors in all markets in which we operate, and generally none of these markets have one dominant competitor. One or more of our competitors may develop technologies and products that are more effective, or which may cost less than our current or future products or could potentially render our products noncompetitive or obsolete. Volumes of competing low price imports has increased, and may continue to increase, negatively affecting our earnings. Our prior success has been due to our ability to develop new products and product improvements and establish and maintain an effective distribution network, which to some extent came at the expense of several competing manufacturers. Our business, competitive position, results of operations or financial condition could be negatively impacted if we are unable to maintain and develop our competitive products.

We may not retain our independent sales organizations.

Almost all our products and product lines are sold by outside sales organizations. These independent sales organizations or sales representatives are geographically dispersed in certain territorial markets across the U.S., Canada and elsewhere. These outside sales organizations are independent of us and are typically owned by the individual principals of such firms. We enter into agreements with such outside sales organizations for the exclusive representation or distribution of our products, but such agreements are generally terminable on short notice. At the expiration of the agreement, the agent or distributor may elect to represent a different manufacturer. As a result, we have no ability to control which flexible metal hose manufacturer any such sales organization may represent or carry. The competition to retain quality outside sales organizations is also intense between manufacturers of flexible metal hose since it is these sales organizations that generally can direct the sales volume to distributors and, ultimately, contractors and installers in important markets across the country, and in other countries in which we operate. The failure to obtain the best outside sales organization within a particular geographic market can limit our ability to generate sales of our products. While we currently have a fully developed sales and distribution network of superior outside sales organizations, there can be no assurance that any one or more of the outside sales organizations will elect to remain with us, or that our competitors will not be able to disrupt our distribution network by causing one or more of our sales representatives to drop our product lines. Our business, competitive position, results of operations or financial condition could be negatively impacted if we cannot maintain adequate sales and distribution networks.

We are dependent on wholesale distribution channels for a significant portion of our business.

Of the various sales channels that we use to sell our products, a significant portion of such sales are made through our wholesale stocking distributors. These and other distributors purchase our products, and stock the goods in warehouses for resale, either to their own local branches or to end users. Because of the breadth and penetration of the distribution networks, and the range of complementary products they offer for sale, these wholesale distributors can sell large amounts of our products to end users across the U.S. and Canada. The decision by a major wholesaler distributor to stop distributing our products such as TracPipe® and CounterStrike® flexible gas piping, and to distribute a competitive flexible gas piping product, could significantly affect our business, competitive position, results of operations or financial condition.

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

Our main operating subsidiary outside of the U.S., Omega Flex Limited, is headquartered in Banbury, England in the U.K. The U.K. withdrew from the European Union (“Brexit”) in 2020. While an agreement with the European Union was reached in 2021, uncertainty still exists, and adherence to the new rules regarding border and customs controls could increase costs on materials imported into the U.K. and finished goods exported from the U.K. In addition, it is possible that logistical delays created by those controls could delay shipments of materials and supplies into the Banbury manufacturing plant and could also affect our ability to ship goods to customers outside of the U.K., into the European Union, Africa, and the Near East. However, most of the business of Omega Flex Limited is within the U.K. and should therefore not be unduly disrupted. To mitigate these impacts of Brexit, the Company formed a legal entity in France in 2022. The macroeconomic effects of Brexit on the economies of the U.K. and the European Union remain partially unknown, and those effects could dampen economic activity and the overall demand for our products in those markets.

Our business may be subject to macroeconomic effects caused by increased trade tariffs and reduced international trade.

Recent events have caused various governments around the world to impose increased trade tariffs on imported goods. These increased tariffs may cause the cost of materials to rise and may add additional expense on exported goods. However, we do not believe that increased tariffs will materially affect our sales or gross profits, as most of the raw materials and supplies used to manufacture our products are sourced domestically in the U.S. Further, exports of our flexible gas piping products from our Exton, Pennsylvania facility are primarily to Canada, which recently agreed to a revised North American trade treaty, and to a lesser extent to the Caribbean and South America. Sales to Europe, Asia and Africa are primarily handled from our U.K and France facilities, which are not affected by U.S. trade tariffs and retaliatory tariffs but may be subject to other constraints as discussed in the Brexit risk factor, above.

Our international sales subject us to additional risks that can adversely affect our business, operating results, and financial condition.

During 2023 and 2022, we derived 4% to 5% of our revenue from sales to customers located outside the U.S. Our ability to convince customers to expand their use of our products or renew their agreements with us is directly correlated to our direct engagement with such customers. To the extent that we are unable to engage with non-U.S. customers effectively, we may be unable to grow sales to international customers to the same degree we have experienced in the past.

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

For example, in response to the continuing conflict between Russia and Ukraine, the U.S. has imposed and may further impose, and other countries may additionally impose, broad sanctions or other restrictive actions against governmental and other entities in Russia, and such sanctions or actions could cut off or impede the flow of raw materials for our products, including minerals, such as nickel, that are used in our stainless steel and copper alloys. Additionally, further escalation of geopolitical tensions could have a broader impact that extends into other markets where we do business. Any of these risks could adversely affect our international sales, reduce our international revenues, or increase our operating costs, adversely affecting our business, financial condition, or operating results.

Risk Relating to Our Business – Manufacturing and Operations

Our manufacturing plants may be damaged, destroyed or disrupted.

The majority of our manufacturing capacity is currently located in Exton, Pennsylvania, where we own two manufacturing facilities which are in close proximity to each other, and in Banbury, England in the U.K. where we lease a manufacturing facility. On a smaller scale we also have manufacturing operations in Houston, Texas. We do not have any operational manufacturing capacity for flexible metal hose outside of these locations. We cannot replicate our manufacturing methods at a supplier’s facility due to the confidential and proprietary nature of our manufacturing process. If one of the manufacturing facilities were destroyed or damaged in a significant manner or otherwise disrupted for more than a short time, we would likely experience a delay or some interruption of our flexible metal hose operations. This could lead to a reduction in sales volume if customers were to purchase their requirements from our competitors, claims for breach of contract by certain customers with contracts for delivery of flexible metal hose by a certain date, and costs to replace our destroyed or damaged manufacturing capacity. The fittings and accessories for the flexible metal hose are manufactured for us by suppliers not located at our manufacturing facilities, and we also have outside warehouses which contain finished goods inventory. Disruption of or damage to our supply of these items could damage our business, competitive position, results of operations or financial condition.

We are dependent on certain raw materials and supplies that could be subject to volatile price escalation.

As a manufacturer of flexible metal hose, we must use certain raw materials in the manufacture of the hose. The primary raw material is stainless steel that is used in the forming of the hose, and various other steel products used in the wire braid overlay over some flexible metal hoses for additional strength and durability, as well as copper alloy for MediTrac® CMT. We also use polyethylene in pellet form for the forming and extrusion of a polyethylene jacket over CSST for use in fuel gas applications, underground installations, and other installations that require that the metal hose be isolated from the environment. Finally, we also purchase brass and stainless steel for our proprietary fittings used with the flexible metal hose that provide a mechanical means of attaching the hose to an assembly or junction. We attempt to limit the effects of volatile raw material prices, and to ensure adequate and timely supply of material, by committing to annual purchase contracts for the bulk of our steel and polyethylene requirements, and for our fitting requirements. The contracts typically represent a significant portion of our annual planned usage and are set at a designated fixed price or a range of prices. These agreements sometimes require us to accept delivery of the commodity in the quantities committed, at the agreed upon prices. Transactions in excess of the pre-arranged commitments are conducted at current market prices at our discretion. We have identified multiple qualified vendors to produce or manufacture our critical purchase requirements. Although we tend to rely on more than one source for each or our primary components to leverage the relationship and pricing, there is no assurance that we would be able to eliminate all or most of the adverse effects of a sudden increase in the cost of materials or key components, or that the loss of one or more of our key sources would not lead to higher costs or a disruption in our business, which could damage our business, competitive position, results of operations or financial condition.

If we were to lose the services of one or more members of our senior management team, we may not be able to execute our business strategy.

Our future success depends in large part upon the continued service of key members of our senior management team. The senior executives are critical to the development of our products and our strategic direction and have a keen knowledge of business operations and processes. Their unique abilities, experience and expertise cannot be easily duplicated or replaced. Although, as much as possible, senior executives strive to educate and develop other layers of staff for succession planning purposes, and the recent retirement of senior executives and transition of their roles has gone smoothly, the loss of any members of our current senior management could seriously harm our business.

Risk Relating to Our Business – Legal

Susceptibility to litigation and significant legal costs or settlements.

In the ordinary and normal conduct of our business, we are subject to periodic lawsuits, investigations, and claims (collectively, the “Claims”). We have continued to receive repeat pattern Claims relating to our flexible gas piping products, although the pace of new Claims has generally declined. While we do not believe the Claims have legal merit, and have successfully defended against such Claims, we cannot predict whether the pace of Claims will increase or subside. Any significant increase in the number of Claims, the financial magnitude of Claims brought against us, the costs of defending the Claims, particularly under higher retentions of our current product liability insurance policies, could have a detrimental and material impact on our business, competitive position, results of operations or financial condition.

If we are not able to protect our intellectual property rights, we may not be able to compete as effectively.

We possess a wide array of intellectual property rights, including patents, trademarks, copyrights, and applications for the above, as well as trade secrets, manufacturing know-how, and other proprietary information. Certain of these intellectual property rights form the basis of our competitive advantage in the marketplace through a superior product design, a superior business process, superior manufacturing methods or other features that we believe provide an advantage over our competitors. Intellectual property rights are sometimes subject to infringement or misappropriation by other organizations, and failing an amiable resolution, we may be forced to resort to legal proceedings to protect our rights in such intellectual property.

In the past, we needed to protect our company and resort to legal action, in one instance regarding a trade secret, and other instances where we sued flexible gas pipe competitors for infringement of one or more of our U.S. patents covering our various piping and/or fitting products. In each instance, we received favorable rulings, thus solidifying the validity of our intellectual property. Although we had past success, the results we may obtain from resorting to any such legal proceedings are never assured, and it is possible that an adverse decision may be delivered in any particular proceeding. As a result, we may not be able to retain the exclusive rights to utilize and practice such intellectual property rights, and one or more of our competitors could utilize and practice such intellectual property rights. This development may lessen our competitive advantage vis-à-vis one or more competitors, and lead to a reduction in sales volume in one or more product lines, a reduction in profit margin in such product lines, or both, which would damage our business, competitive position, results of operations or financial condition.

Risk Relating to Our Business – General and Macroeconomic

Our business may be subject to the supply and availability of fuel gas supplies and infrastructure.

With increasing awareness of the effect of human activities on climate change, there has been a focus on transitioning energy and heating in buildings away from fossil fuels, such as natural gas and liquid propane, mainly to electric. Some states and several municipalities in the U.S. have announced policy decisions to move away from fossil fuel applications in the future, including prohibiting the new installation of appliances fueled by natural gas or liquid propane. Although there are significant technical and economic hurdles, it is possible that a large scale movement, in individual cities and states or on a federal level, away from fossil fuels may increase in the future. Such moves could reduce the demand for our flexible gas piping products that carry natural gas or liquid propane from the building’s meter to the gas-fired appliance, which represent a major part of our sales and net profits. As a result, it is possible in the future that proposals to limit or eliminate the use of fossil fuels could adversely impact our financial results, perhaps materially.

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

We are currently not carrying any long-term debt, although we have a line of credit facility available for use as described in Note 6, Line of Credit and Other Borrowings, to the Consolidated Financial Statements included in this report. We may consider borrowing funds for purposes of working capital, capital purchases, research and development, potential acquisitions, and business development. If we do use credit facilities, interest costs associated with any such borrowings and the terms of the loan could potentially adversely affect our profitability. Additionally, the current line of credit has debt covenants associated with it which may restrict the level of borrowing we may incur. Lack of access to financing or to reasonable terms could damage our business, competitive position, results of operations or financial condition.

Our credit facility bears a variable rate of interest that is based on the Secured Overnight Financing Rate (“SOFR”), which may have consequences for us that cannot be reasonably predicted and may adversely affect our liquidity, financial condition, and earnings.

Borrowings under our credit facility bear interest at a rate per annum of either, at our election, (i) Term SOFR plus a margin or (ii) the Prime Rate plus a margin, with the applicable margin depending on specified financial ratios. Since the initial publication of SOFR, daily changes in the rate have, on occasion, been more volatile than daily changes in comparable benchmark or market rates, and SOFR over time may bear little or no relation to the historical actual or historical indicative data. As of December 31, 2023, we had no outstanding borrowings under this credit facility. If we were to borrow under this credit facility, it is possible that the volatility of SOFR could result in higher borrowing costs for us and could adversely affect our liquidity, financial condition, or earnings.

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

We have operations in the U.K. and France, and does business transactions elsewhere in the world outside of the U.S. While the magnitude of these transactions outside of the U.S. have thus far not been significant, and typically not in currencies of high volatility, it is possible that they could be material. Events such as Brexit, as described above, or other instances of political and economic turmoil or uncertainty, could create a weakened British Pound (“BP”) or Euro in comparison to other currencies. A weakened BP or Euro would in turn have a direct negative impact, as we would experience losses when settling transactions in other currencies, and experience unfavorable results due to the translation of financial statements with a lower exchange rate. During 2023 and 2022 there was not any notable impact due to currency volatility, but going forward, it is possible that the BP, Euro, and other currencies that we engage in may materially impact our financial position, operations, or liquidity.

A cybersecurity incident or other technology disruption could harm us.

We face certain cybersecurity threats and technology disruptions, including threats to our information technology (“IT”) infrastructure, attempts to gain access to our or our customers’ proprietary or confidential information, and failures of our technology tools and systems. Our IT networks and related systems are critical to the operation of our business and essential to our ability to successfully perform day-to-day operations. Cybersecurity threats, which include, but are not limited to, computer viruses, spyware, and malware, attempts to access information, denial of service attacks and other electronic security breaches, are persistent and evolve quickly. In general, such threats have increased in frequency, scope, and potential impact in recent years. Further, a variety of technological tools and systems, including both company-owned IT and technological services provided by outside parties, support our critical functions. These technologies are subject to failure and the user’s inability to have such technologies properly supported, updated, expanded, or integrated into other technologies and, in certain cases, may contain open source and third-party software which may unbeknownst to us contain defects or viruses that pose unintended risks. These risks, if not effectively mitigated or controlled, could materially harm our business or reputation. While we believe that we have implemented appropriate measures and controls, there can be no assurance that such actions will be sufficient to prevent disruptions to critical systems, unauthorized release of confidential information or corruption of data.

The security measures we have implemented may become subject to third-party security breaches, employee error, malfeasance, faulty password management or other irregularities. For example, third parties may attempt to fraudulently induce employees or customers into disclosing usernames, passwords, or other sensitive information, which may in turn be used to access our IT systems. These security systems cannot provide absolute security. To the extent we were to experience a breach of our systems and were unable to protect sensitive data, such a breach could materially damage business partner and customer relationships and curtail or otherwise impact the use of our IT systems. Moreover, if a security breach of our IT systems affects our computer systems or results in the release of personally identifiable or other sensitive information of customers, business partners, employees and other third parties, our reputation and brand could be materially damaged, use of our products and services could decrease, and we could be exposed to a risk of loss, litigation, and potential liability. Such an event could require significant management attention and resources, negatively impact our reputation among our customers and the public, which could have a material adverse effect on our business, financial condition, or results of operations.

A pandemic, like COVID-19 pandemic, may adversely affect our business.

The COVID-19 pandemic created significant uncertainty and adversely impacted many industries throughout the global economy. Although we have not seen a material impact from the COVID-19 pandemic on our business, financial position, liquidity, or ability to service customers or maintain critical operations, the extent to which a future pandemic may impact our business is difficult to predict, and it is dependent on many factors over which we have no control. Such factors include, but are not limited to, the duration and severity of the pandemic; government restrictions on businesses and individuals; potential significant adverse impacts on our employees, customers, suppliers, or service providers; the impact on U.S. and global economies, and the timing and rate of economic recovery.

In case of a future pandemic, we could face liquidity shortages, weaker product demand from our customers, disruptions in our supply chain, and/or staffing shortages in our workforce due to the direct and indirect effects of a pandemic.

Various other general and macroeconomic issues may impact the business.

Conflicts, wars, natural disasters, infectious disease outbreaks (such as COVID-19 pandemic), active shooter or other workplace violence, or terrorist acts could also cause significant damage or disruption to our operations, employees, facilities, systems, suppliers, supply chain, distributors, resellers, or customers in the U.S. and internationally for extended periods of time and could also affect demand for our products.

Risks Associated with Our Common Stock

The concentration of ownership of our common stock could impact on its market price.

As of December 31, 2023, approximately 65% of our issued and outstanding common stock was owned or controlled by certain of our directors and officers and their respective affiliates, with the largest holders being: The Estate of John E. Reed, Stewart B. Reed, and Kevin R. Hoben. Stewart B. Reed currently serves as Vice Chairman of the Board of Directors, and Mr. Hoben serves as the Executive Chairman of the Board. This concentration of ownership may have the effect of reducing the volume of trading of the common stock on the NASDAQ. A decrease in trading volume could result in lower prices for the common stock because there is not a sufficient supply of shares to create a vibrant market for our shares on the NASDAQ, or inversely could drive the common stock price higher when demand exceeds supply.

This concentration of ownership of common stock could exert significant influence over matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combinations. This concentration also could have the effect of delaying, preventing, or deterring a change in control of our company.

Item 1B – UNRESOLVED STAFF COMMENTS

None.

Item 1C – CYBERSECURITY

Our IT networks and related systems are critical to the operation of our business and essential to our ability to successfully perform day-to-day operations. We have implemented security measures and controls to mitigate risks to our IT networks and related systems, including the risks of disruption, release of confidential information, and corruption of data. This includes a variety of technological tools and systems, including both company-owned IT and technology services provided by outside parties to support our critical functions, and in particular, the following:

●	External port penetration testing;
●	Security violation report reviewed routinely for any abnormalities;
●	Ongoing employee training and testing on cyber risks;
●	Site assessment, procedural review and testing in connection with cyber insurance renewals; and

Routine server back-up.

In terms of governance, the Company employs an IT director, with over 20 years of relevant experience, who supervises our other IT employees and is also responsible for our outside technology services. Our IT director reports directly to our President and reviews cybersecurity assessments with our President on at least a monthly basis. Our President is responsible for escalating any cybersecurity matters as appropriate, in consultation with our General Counsel. Our Board of Directors is ultimately responsible for oversight of cybersecurity risk management and receives regular reports from, and engages in regular dialogue with, Company management.

While we believe we have implemented appropriate measures and controls for our business, there can of course be no assurance that cyber incidents will be prevented or of their severity if they occur. To date, to our knowledge, there have been no incidents materially affecting the Company, but a material incident could result in disruption of critical IT networks and systems, impeding our operations, release of confidential information, and/or corruption of data. Such an incident could damage our reputation and brand and our future sales and could expose us to potential liability. See Item 1A. Risk Factors - A cyber security incident or other technology disruption could harm us.

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

Additionally, the Company, with a lease commencement date of January 1, 2024, leases a facility in West Chester, Pennsylvania, providing approximately 28,000 square feet of warehousing and storage, quality control, distribution, and corporate office space. See Note 14. Subsequent Events to the Consolidated Financial Statements included in this report.

Item 3 - LEGAL PROCEEDINGS

See legal proceedings disclosure in Note 7, Commitments and Contingencies, to the Consolidated Financial Statements included in this report.

Item 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is listed on the NASDAQ Global Market, under the symbol OFLX. The number of shareholders of record as of December 31, 2023, based on inquiries of the registrant’s transfer agent, was 276. For this purpose, shareholders whose shares are held by brokers on behalf of such shareholders (shares held in “street name”) are not separately counted or included in that total.

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

The following graph shows the changes on a cumulative basis in the total shareholder return on the Omega Flex common stock and compares those changes in shareholder return with the total return on the S&P 500 Index and the total return on the S&P 500 Building Products Index. The graph begins with a base value of $100 on December 31, 2018, and shows the cumulative changes over the last five years, ending on December 31, 2023. The graph assumes $100 was invested on December 31, in each of the three alternatives, and that all dividends have been reinvested.

Company / Index	Base Period 12/31/18	Indexed Returns – Year Ending
	12/18	12/19	12/20	12/21	12/22	12/23

Omega Flex, Inc.	100.00	207.03	284.40	249.39	185.51	142.20
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
S&P Building Products	100.00	148.31	188.25	276.48	215.38	274.41

Dividends

The Company currently has a policy of paying regular quarterly dividends, which is expected to continue. In addition, the Company may pay special dividends from time to time. Further details regarding dividends are contained in Note 12, Shareholders’ Equity to the Consolidated Financial Statements included in this report.

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

Item 6 – [RESERVED]

Item 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included in this annual report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” or in other parts of this annual report. See “Cautionary Note Regarding Forward-Looking Statements” in this annual report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

The Company is a leading manufacturer of flexible metal hose and is currently engaged in a number of different markets, including construction, manufacturing, transportation, petrochemical, pharmaceutical and other industries.

The Company’s business is managed as a single operating segment that consists of the manufacture and sale of flexible metal hose, fittings, and accessories. The Company’s products are concentrated in residential and commercial construction, and general industrial markets, with a comprehensive portfolio of intellectual property and patents issued in various countries around the world. The Company’s primary product, flexible gas piping, is used for gas piping within residential and commercial buildings. Through its flexibility and ease of use, the Company’s TracPipe® and TracPipe® CounterStrike® flexible gas piping, along with its fittings distributed under the trademark AutoFlare®, allows users to substantially cut the time required to install gas piping, as compared to traditional methods. The Company’s newest product line MediTrac® corrugated medical tubing (“CMT”) is used for piping medical gases (oxygen, nitrogen, nitrous oxide, carbon dioxide, and medical vacuum) in health care facilities. Building on the recognized strengths and strategies employed in the flexible gas piping market, MediTrac® CMT can be used in place of rigid copper pipe, and due to its long continuous lengths and flexibility, it can be installed approximately five times faster than rigid copper pipe, saving on installation labor and construction schedules. The Company’s products are manufactured at its Exton, Pennsylvania and Houston, Texas facilities in the U.S., and in Banbury, Oxfordshire in the U.K. A majority of the Company’s sales across all industries are generated through independent outside sales organizations such as sales representatives, wholesalers and distributors, or a combination of both. The Company has a broad distribution network in North America and to a lesser extent in other global markets.

Changes in Financial Condition

The Company’s cash balance of $46,356,000 as of December 31, 2023 increased $8,653,000 (23.0%) from a $37,703,000 balance at December 31, 2022. The primary reason for the increase in cash is due to income generated from operations during 2023. This was partially offset by dividend payments during 2023 totaling $13,124,000, as detailed in Note 12, Shareholders’ Equity, to the Consolidated Financial Statements included in this report. See the Company’s Consolidated Statements of Cash Flows for further details regarding the change in cash.

Accounts Receivable were $15,361,000 and $17,503,000 as of December 31, 2023 and December 31, 2022, respectively, decreasing $2,142,000 or 12.2%. This is mostly timing related, associated with greater cash collections resulting from higher sales during the fourth quarter of the previous year versus the current quarter.

Inventory was $15,597,000 and $17,764,000 as of December 31, 2023 and December 31, 2022, respectively, decreasing $2,167,000 or 12.2%. The decrease is mainly the result of lower inventory required to be on hand as the supply chain environment has recently stabilized and due to lower raw material costs.

Other Liabilities were $4,390,000 and $7,530,000 as of December 31, 2023 and December 31, 2022, respectively. The decrease of $3,140,000 or 41.7% mainly relates to the payment of an accrual for legal and product liability matters associated with two cases provided for in the previous year, which were resolved through settlement.

Retained earnings were $68,493,000 and $60,954,000 as of December 31, 2023 and December 31, 2022, respectively, increasing $7,539,000 or 12.4%. The increase was primarily due to an increase from net income during the year, as provided on the Company’s Consolidated Statements of Operations, partially offset by dividends declared during 2023, as discussed in detail in Note 12, Shareholders’ Equity, to the Consolidated Financial Statements included in this report.

Results of Operations

Twelve months ended December 31, 2023 vs. twelve months ended December 31, 2022

The Company reported comparative results from operations for the twelve month periods ended December 31, 2023 and 2022 as follows:

	Twelve-months ended December 31, (dollars in thousands)

	2023	%	2022	%

Net Sales	$111,465	100.0%	$125,487	100.0%
Gross Profit	$68,365	61.3%	$78,305	62.4%
Operating Profit	$25,799	23.1%	$31,016	24.7%

Net Sales. The Company’s sales for the full year of 2023 were $111,465,000, reflecting a decrease of $14,022,000, or 11.2%, compared to $125,487,000 in 2022. The decrease in sales is mainly due to lower sales unit volumes as a result of the overall market being suppressed because of, among other factors, a decline in housing starts.

Gross Profit. The Company’s gross profit margins were 61.3% and 62.4% for the years ended December 31, 2023, and 2022, respectively. The decline in gross profit margin is mainly due to an increase in the provision for excess inventories for MediTrac® CMT products. Higher amounts of materials for MediTrac® CMT products were initially purchased for cost considerations and because of longer required lead times. Also, lower production, which caused lower absorption of factory labor and overhead costs, contributed to the lower gross profit margin. Lower raw material costs, mainly for strip, partly offset the above referenced reasons for the decline in gross profit margin.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expenses were $20,993,000 and $21,931,000 for 2023 and 2022, respectively, representing a decrease of $938,000, or 4.3%. The decreases are mostly related to commissions and freight. In the previous year, commissions increased partly because of a shift of more shipments from third party warehouses, whose shipments are subject to commission, compared to those directly from the manufacturing facilities, whose shipments are not subject to commission. Freight costs decreased because of lower sales volumes and lower carrier rates. These decreases were partially offset by higher staffing related costs and travel. As a percentage of net sales, selling expenses were 18.8% and 17.5% for the twelve months ended December 31, 2023 and 2022, respectively.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services. General and administrative expenses were $17,705,000 and $20,625,000 for the years ended December 31, 2023 and 2022, respectively, decreasing $2,920,000, or 14.2% between periods. Product liability reserves and expenses were lower by $3,010,000, associated primarily with two cases, which were provided for in the previous year and subsequently resolved through settlement. There also was a decrease in the incentive compensation component which is aligned with profitability. These were partly offset by increases in staffing related costs, umbrella insurance premiums, and stock based compensation, which moves in relation to the Company’s stock price, as detailed in Note 8, Stock Based Compensation Plans. As a percentage of net sales, general and administrative expenses were 15.9% and 16.4% for the twelve months ended December 31, 2023 and 2022, respectively.

Engineering Expenses. Engineering expenses consist of development expenses associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes. Engineering expenses decreased $865,000 or 18.3% between periods, being $3,868,000 and $4,733,000 for the years ended December 31, 2023 and 2022, respectively, mainly associated with decreases in staffing related costs. As a percentage of net sales for the year, engineering expenses were 3.5% in 2023 and 3.8% in 2022.

Operating Profit. Reflecting all the factors mentioned above, operating profits decreased $5,217,000, or 16.8%, between periods, reflecting a profit of $25,799,000 in 2023, as compared to $31,016,000 in 2022.

Interest Income. Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. The Company recorded interest income of $1,700,000 for 2023, compared to $174,000 for 2022. The increase in interest income was mainly due to the increase in interest rates during 2023. There were no borrowings on its line of credit during 2023 or 2022.

Other Income (Expense). Other income (expense) primarily consists of foreign currency exchange gains (losses) on transactions settled in currencies other than the Company’s local currency, typically related to the Company’s foreign U.K. and France subsidiaries. The Company recognized other income of $46,000 during 2023 and other expense of $211,000 during 2022.

Income Tax Expense. Income tax expense was $6,825,000 for 2023, compared to $7,327,000 for 2022. The $502,000 or 6.9% decrease in tax expense was largely the result of the decrease in income before taxes. The effective tax rate for 2023 and 2022 was at approximately 25% and 24% of income before taxes, respectively.

Twelve months ended December 31, 2022 vs. twelve months ended December 31, 2021

For a comparison of our results of operations for the twelve months ended December 31, 2022 vs. twelve months ended December 31, 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 10, 2023.

Commitments and Contingencies

See Note 7, to the Consolidated Financial Statements included in this report for a detailed description of commitments and contingencies.

Liquidity and Capital Resources

Historically, the Company’s primary cash needs have been related to working capital items, which the Company has largely funded through cash generated from operations.

As of December 31, 2023, the Company had a cash balance of $46,356,000. Additionally, the Company has a $15,000,000 line of credit available, as discussed in detail in Note 6, Line of Credit and Other Borrowings, which had no borrowings outstanding against it as of December 31, 2023. As of December 31, 2022 and December 31, 2021, the Company had cash balances of $37,703,000 and $32,913,000, respectively, with no borrowings against the line of credit.

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For 2023, the Company’s cash provided from operating activities was $23,422,000, compared to $15,246,000 of cash provided during 2022, and $25,149,000 of cash provided during 2021. This illustrates an increase of $8,176,000 during 2023, versus a decrease during 2022 of $9,903,000. For details of the operating cash flows refer to the Consolidated Statements of Cash Flows in the Company’s Consolidated Financial Statements.

As a general trend, the Company tends to deplete or generate lower amounts of cash early in the year, as significant payments are typically made for accrued promotional incentives, incentive compensation, and taxes. Cash has then historically shown a tendency to be restored and accumulated during the latter portion of the year.

Investing Activities

Cash used in investing activities during 2023, 2022, and 2021 was $1,642,000, $942,000, and $971,000 respectively, all related to various capital expenditure projects.

Financing Activities

All financing activities relate to dividend payments, which are detailed in Note 12, Shareholders’ Equity, in the Consolidated Financial Statements included in this report. Dividend payments for 2023, 2022, and 2021 amounted to $13,124,000, $9,489,000, and $14,867,000, respectively. The Company had no borrowings or payments on its line of credit during 2023, 2022, or 2021 as described in Note 6, Line of Credit and Other Borrowings.

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

The Company’s primary contractual obligations as of December 31, 2023, which are due over the next twelve months, are summarized in the following table and are more fully explained in Notes to the Consolidated Financial Statements.

Contractual Obligations	Total
(in thousands)

Operating Lease Obligations*	$367
Purchase Obligations	12,316
Other Liabilities	212
Total Contractual Obligations	$12,895

*Includes the estimated current portion of the West Chester, Pennsylvania lease, with a lease commencement date of January 1, 2024. See Note 14, Subsequent Events, in the Consolidated Financial Statements for additional details.

As explained in Note 8, Stock Based Compensation Plans, to the Consolidated Financial Statements included in this report, the Company is obligated to make payments to plan participants. Due to the uncertain nature of the payments, due to numerous variables, including the potential change in stock price, and employment status of participants and any applicable forfeitures, the amounts are not disclosed in the above table. The liability associated with this plan as of December 31, 2023, which is anticipated to be paid within the next year, is $206,000.

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

Goodwill

In accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 350, Intangibles – Goodwill and Other (ASU 2017-04), using the simplified method as adopted, the Company performed an annual impairment test as of December 31, 2023. This test did not indicate any impairment of goodwill as the Company’s estimated fair value of the reporting unit exceeded carrying value. The test may be performed more frequently if we believe indicators of impairment might exist. These indicators may include changes in macroeconomic and industry conditions, overall financial performance, and other relevant entity-specific events.

Product Liability Reserves

Product liability reserves represent the estimated unpaid amounts under the Company’s insurance policies with respect to existing claims. The Company uses the most current available data to estimate claims. As explained more fully under Note 7, Commitments and Contingencies, to the Consolidated Financial Statements included in this report for various product liability claims covered under the Company’s general liability insurance policies, the Company must pay certain defense and settlement costs within its deductible or self-insured retention limits, ranging primarily from $250,000 to $3,000,000 per claim, depending on the terms of the policy and the applicable policy year, up to an aggregate amount. The Company is vigorously defending against all known claims. It is possible that the Company may incur increased litigation costs in the future due to a variety of factors, including a higher number of claims, higher legal costs, and higher insurance deductibles or retentions. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. From time to time, depending upon the nature of a particular case, the Company may decide to spend more than a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the Consolidated Financial Statements primarily represents an accrual for legal costs for services previously rendered, settlements for Claims not yet paid, and anticipated settlements for claims within the Company’s remaining retention under its insurance policies.

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

Further details of the Plan are provided in Note 8, Stock Based Compensation Plans, to the Consolidated Financial Statements included in this report. Any significant changes in the Company’s stock price may have a material impact upon the valuation of the Units.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, updated in December 2022 by ASU No. 2022-06, Deferral of Sunset Date of Topic 848. The ASUs apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASUs provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the ASUs do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2024, except for hedging relationships existing as of December 31, 2024, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. ASU 2020-04, as updated by ASU 2022-06, is effective for all entities as of March 12, 2020, through December 31, 2024. The impact of the adoption did not have a material impact on the Company’s Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU expands public entities tax disclosures including improving disclosures surrounding the company’s rate reconciliation, cash taxes paid, and disaggregation of income tax expense (or benefit) from continuing operations. The amendment is effective for annual periods beginning after December 15, 2024. The Company is in the process of evaluating the impact of ASU No. 2023-09 on its Consolidated Financial Statements.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Omega Flex, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Omega Flex, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Omega Flex, Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 11, 2024, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Product liability claims

As described in Notes 2 and 7 of the financial statements, the Company is subject to periodic lawsuits, investigations and claims, primarily relating to potential lightning damage to its flexible gas piping products (the “Claims”). The Company accrues an estimated product liability reserve related to the resolution cost of the Claims for which management believes a loss is probable of occurring, and the amount of the loss is reasonably estimable and also discloses the aggregate maximum exposure for all open Claims. As of December 31, 2023, the Company accrued a product liability reserve of $947,000 and disclosed that the aggregate maximum exposure for all current open Claims is estimated not to exceed $3,724,000. Due to the uncertainty of potential costs to be incurred related to the Claims, and the uncertainty of the ultimate outcome of each of the individual Claims, management applies significant judgments and estimates in determining the probability that a loss has been incurred and the amount to accrue for such loss.

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

Our audit procedures related to the Claims included the following, among others:

●	We obtained an understanding of the relevant controls related to management’s evaluation of the Claims for accrual and disclosure and tested such controls for design and operating effectiveness, including controls around management’s evaluation of the probability that a loss has been incurred and management’s estimate of the amount of the loss.

●	We tested the accuracy and completeness of the underlying data that served as the basis for management’s estimates of the probability that a loss has been incurred and the amount of the loss, including payment activity, relevant insurance coverage, lawsuit or claim status, and any settlement activity.

●	We evaluated the methods and assumptions used by management to develop the estimate of the probability a loss has been incurred on individual product liability claims and the amount of such loss through consideration of historical claim and loss experience as well as current claim status.

●	We performed confirmation procedures with the Company’s external legal counsel to corroborate management’s assertions regarding claim information, claim status, the probability the Company has incurred a loss, and the estimated amount of any potential loss. These confirmation procedures were also used to test the completeness and accuracy of the underlying source data that served as the basis of management’s estimates.

●	We tested claim and settlement payment activity occurring subsequent to year-end to assess the reasonableness of management’s estimates and disclosures.

/s/ RSM US LLP

We have served as the Company’s auditor since 2010.

Blue Bell, Pennsylvania

March 11, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Omega Flex, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Omega Flex, Inc.’s (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated March 11, 2024 expressed an unqualified opinion.

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

/s/ RSM US LLP

Blue Bell, Pennsylvania

March 11, 2024

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

(Dollars in Thousands, except Common Stock par value)

	2023	2022

ASSETS
Current Assets:
Cash and Cash Equivalents	$46,356	$37,703
Accounts Receivable - less allowances of $1,126 and $1,111, respectively	15,361	17,503
Inventories - Net	15,597	17,764
Other Current Assets	2,874	2,785
Total Current Assets	80,188	75,755

Right-Of-Use Assets - Operating	2,940	3,205
Property and Equipment - Net	8,951	8,404
Goodwill - Net	3,526	3,526
Deferred Taxes	189	923
Other Long Term Assets	4,440	5,871
Total Assets	$100,234	$97,684

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,090	$2,290
Accrued Compensation	3,198	3,782
Accrued Commissions and Sales Incentives	4,428	4,996
Dividends Payable	3,332	3,232
Taxes Payable	190	109
Lease Liability - Operating	454	447
Other Liabilities	4,390	7,530
Total Current Liabilities	18,082	22,386

Lease Liability - Operating, net of current portion	2,492	2,763
Deferred Taxes	-	6
Tax Payable Long Term	205	370
Other Long Term Liabilities	603	986
Total Liabilities	21,382	26,511

Commitments and Contingencies (Note 7)

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 share: authorized 20,000,000 shares: 10,153,633 shares issued and 10,094,322 shares outstanding as of December 31, 2023 and December 31, 2022, respectively	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	11,025	11,025
Retained Earnings	68,493	60,954
Accumulated Other Comprehensive Loss	(930)	(1,103)
Total Omega Flex, Inc. Shareholders’ Equity	78,689	70,977
Noncontrolling Interest	163	196

Total Shareholders’ Equity	78,852	71,173

Total Liabilities and Shareholders’ Equity	$100,234	$97,684

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,

(Amounts in Thousands, except per Common Share Data)

	2023	2022	2021

Net Sales	$111,465	$125,487	$130,011

Cost of Goods Sold	43,100	47,182	48,480

Gross Profit	68,365	78,305	81,531

Selling Expense	20,993	21,931	20,429
General and Administrative Expense	17,705	20,625	21,430
Engineering Expense	3,868	4,733	4,610

Operating Profit	25,799	31,016	35,062

Interest Income	1,700	174	35
Other Income (Expense)	46	(211)	21

Income Before Income Taxes	27,545	30,979	35,118

Income Tax Expense	6,825	7,327	8,862

Net Income	20,720	23,652	26,256
Less: Net Loss (Income) – Noncontrolling Interest	43	(30)	(61)

Net Income attributable to Omega Flex, Inc.	$20,763	$23,622	$26,195

Basic and Diluted Earnings per Common Share	$2.06	$2.34	$2.60

Cash Dividends Declared per Common Share	$1.31	$1.26	$1.18

Basic and Diluted Weighted Average Shares Outstanding	10,094	10,094	10,094

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31,

(Dollars in Thousands)

	2023	2022	2021

Net Income	$20,720	$23,652	$26,256

Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	183	(299)	(52)
Other Comprehensive Income (Loss)	183	(299)	(52)

Comprehensive Income	20,903	23,353	26,204

Comprehensive Loss (Income) Attributable to the Noncontrolling Interest	33	(7)	(58)

Total Other Comprehensive Income	$20,936	$23,346	$26,146

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2023, 2022 and 2021

(Amounts in Thousands, Except Share Amounts)

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
December 31, 2020	10,094,322	$102	$(1)	$11,025	$35,769	$(778)	$260	$46,377

Net Income					26,195		61	26,256
Cumulative Translation Adjustment						(49)	(3)	(52)
Dividends Declared					(11,911)		(129)	(12,040)

December 31, 2021	10,094,322	$102	$(1)	$11,025	$50,053	$(827)	$189	$60,541

Net Income					23,622		30	23,652
Cumulative Translation Adjustment						(276)	(23)	(299)
Dividends Declared					(12,721)			(12,721)

December 31, 2022	10,094,322	$102	$(1)	$11,025	$60,954	$(1,103)	$196	$71,173

Net Income					20,763		(43)	20,720
Cumulative Translation Adjustment						173	10	183
Dividends Declared					(13,224)			(13,224)

December 31, 2023	10,094,322	$102	$(1)	$11,025	$68,493	$(930)	$163	$78,852

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

(Dollars in Thousands)

	2023	2022	2021

Cash Flows from Operating Activities:
Net Income	$20,720	$23,652	$26,256
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Non-Cash Compensation Expense	292	156	506
Non-Cash Lease Expense	462	481	328
Depreciation and Amortization	1,099	1,096	1,020
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	5	(301)	286
Deferred Taxes	728	(1,337)	305
Provision for Inventory Reserves	1,107	91	101
Changes in Assets and Liabilities:
Accounts Receivable	2,182	3,396	(943)
Inventories	1,227	(2,578)	(4,185)
Other Assets	1,344	(4,429)	(509)
Accounts Payable	(205)	(1,002)	894
Accrued Compensation	(590)	(3,194)	1,582
Accrued Commissions and Sales Incentives	(572)	(2,179)	2,835
Lease Liabilities	(461)	(475)	(335)
Other Liabilities	(3,916)	1,869	(2,992)
Net Cash Provided by Operating Activities	23,422	15,246	25,149

Cash Flows from Investing Activities:
Capital Expenditures	(1,642)	(942)	(971)
Net Cash Used In Investing Activities	(1,642)	(942)	(971)

Cash Flows from Financing Activities:
Dividends Paid	(13,124)	(9,489)	(14,867)
Net Cash Used In Financing Activities	(13,124)	(9,489)	(14,867)

Net Increase in Cash and Cash Equivalents	8,656	4,815	9,311
Translation effect on cash	(3)	(25)	(31)
Cash and Cash Equivalents - Beginning of Year	37,703	32,913	23,633
Cash and Cash Equivalents - End of Year	$46,356	$37,703	$32,913

Supplemental Disclosure of Cash Flow Information
Cash paid for Income Taxes	$6,057	$8,678	$9,602
Cash paid for Interest	$-	$-	$-
Declared Dividend	$3,332	$3,232	$-

Additions to Right-Of-Use Assets obtained from new operating Lease Liabilities	$65	$644	$3,261

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND CONSOLIDATION

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of Omega Flex, Inc. and its subsidiaries (collectively the “Company”). The Company’s audited Consolidated Financial Statements for the years ended December 31, 2023, 2022 and 2021 have been prepared in accordance with accounting standards set by the Financial Accounting Standards Board (FASB) and Article 5 of Regulation S-X. Certain amounts from prior years have been reclassified to conform to current year presentation. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Regarding disaggregated revenue disclosures, as previously noted, the Company’s business is controlled as a single operating segment that consists of the manufacture and sale of flexible metal hose. Most of the Company’s transactions are very similar in nature, contract, terms, timing, and transfer of control of goods. As indicated in this Note 2, Significant Accounting Policies, in these Consolidated Financial Statements, under the caption “Significant Concentrations”, the majority of the Company’s sales were geographically contained within North America, with the remainder scattered internationally. All performance assessments and resource allocations are generally based upon the review of the results of the Company as a whole.

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

The reserve for credit losses, which include future credits, discounts, and doubtful accounts, was $1,126,000 and $1,111,000 as of December 31, 2023 and 2022, respectively.

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

Goodwill

In accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other, using the simplified method as adopted, the Company performed an annual impairment test as of December 31, 2023. This analysis did not indicate any impairment of goodwill.

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

Further details of the Plan are provided in Note 8, Stock-Based Compensation Plans, to the Consolidated Financial Statements included in this report.

Product Liability Reserves

Product liability reserves represent the estimated unpaid amounts under the Company’s insurance policy deductibles or self-insured retention limits, with respect to existing claims. The Company uses the most current available data to estimate claims. As explained more fully under Note 7, Commitments and Contingencies, to the Consolidated Financial Statements included in this report for various product liability claims covered under the Company’s general liability insurance policies, the Company must pay certain defense and settlement costs within its deductible or self-insured retention limits, ranging primarily from $250,000 to $3,000,000 per claim, depending on the terms of the policy and the applicable policy year, up to an aggregate amount. The Company is vigorously defending against all known claims.

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

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of December 31, 2023 and 2022, each of the Company’s leases is classified as an operating lease.

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

Advertising Expense

Advertising costs are charged to operations as incurred and are included in selling expenses in the accompanying consolidated statement of operations. Such charges aggregated $913,000, $976,000, and $877,000 for the years ended December 31, 2023, 2022, and 2021, respectively.

Research and Development Expense

Research and development expenses are charged to operations as incurred. Such charges totaled $433,000, $653,000, and $627,000 for the years ended December 31, 2023, 2022 and 2021, respectively and are included in engineering expense in the accompanying consolidated statements of operations.

Shipping Costs

Shipping costs are included in selling expense on the consolidated statements of operations. The expense relating to shipping was $2,740,000, $3,548,000, and $3,814,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

Earnings per Common Share

Basic earnings per share have been computed using the weighted-average number of common shares outstanding. For the periods presented, there are no dilutive securities. Consequently, basic and diluted earnings per share are the same.

Currency Translation

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates prevailing on the balance sheet dates. The assets and liabilities denominated in foreign currencies relate to the Company’s U.K. subsidiary whose functional currency is the British Pound and the U.K. subsidiary’s France subsidiary whose functional currency is the Euro. The Consolidated Statements of Operations are translated into U.S. dollars at average exchange rates for the period. Adjustments resulting from the translation of financial statements are excluded from the determination of income and are accumulated in a separate component of shareholders’ equity. Exchange gains and losses resulting from foreign currency transactions are included in the statements of operations in the period in which they occur.

Income Taxes

The Company accounts for tax liabilities in accordance with the FASB ASC Topic 740, Income Taxes. Under this method the Company records tax expenses, related deferred taxes and tax benefits, and uncertainties in tax positions.

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

Other Comprehensive Income

For the years ended December 31, 2023, 2022 and 2021, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentrations

One customer represented 12% to 14% of sales during each of the fiscal years in the period from 2021 to 2023, and that same customer accounted for approximately 19% of the accounts receivable balance over the last two years. No other customer represented more than 10% of accounts receivable or sales. Geographically, North America accounted for approximately 93% to 96% of the Company’s sales during the last three years. The remaining portion of sales for each respective year was scattered among other countries, with the U.K. being the Company’s most dominant market outside North America.

Subsequent Events

The Company evaluates all events or transactions through the date of the related filing that may have a material impact on its Consolidated Financial Statements. Refer to Note 14, Subsequent Events.

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, updated in December 2022 by ASU No. 2022-06, Deferral of Sunset Date of Topic 848. The ASUs apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASUs provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the ASUs do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2024, except for hedging relationships existing as of December 31, 2024, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. ASU 2020-04, as updated by ASU 2022-06, is effective for all entities as of March 12, 2020, through December 31, 2024. The impact of the adoption did not have a material impact on the Company’s Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU expands public entities tax disclosures including improving disclosures surrounding the company’s rate reconciliation, cash taxes paid, and disaggregation of income tax expense (or benefit) from continuing operations. The amendment is effective for annual periods beginning after December 15, 2024. The Company is in the process of evaluating the impact of ASU No. 2023-09 on its Consolidated Financial Statements.

3. INVENTORIES

Inventories, net of reserves of $692,000 and $571,000 as of December 31, 2023 and 2022, respectively, consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Finished Goods	$6,161	$6,744
Raw Materials	9,436	11,020
Inventories - Net	$15,597	$17,764

See Note 5, Other Long Term Assets, for details on inventories which are estimated to be used beyond the next twelve months.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following As of December 31:

	2023	2022	Depreciation and Amortization Est. Useful Lives
	(in thousands)
Land	$1,205	$1,205
Buildings	6,640	6,640	39 Years
Leasehold Improvements	403	396	3-10 Years (Lesser of Life or Lease)
Equipment	17,143	15,448	3-10 Years
	25,391	23,689
Accumulated Depreciation	(16,440)	(15,285)
Property and Equipment - Net	$8,951	$8,404

The above amounts include capital related items of $1,349,000 and $535,000 as of December 31, 2023 and 2022, respectively, which had not yet been placed in service by the Company, and therefore no depreciation was recorded in the related periods for those assets. Depreciation and amortization expense was approximately $1,099,000, $1,096,000, and $1,020,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

5. OTHER LONG TERM ASSETS

Other long term assets were as follows as of December 31:

	2023	2022
	(in thousands)
Inventories	$2,620	$4,261
Cash surrender value of life insurance policies	1,681	1,546
Other	139	64
Other Long Term Assets	$4,440	$5,871

The Company maintains inventories, net of reserves of $1,000,000 and $0 as of December 31, 2023 and 2022, respectively, which are estimated to be used beyond the next twelve months, mainly for the corrugated medical tubing (“CMT”) products. Higher amounts of materials for the CMT products were initially purchased for cost considerations and because of longer required lead times.

The Company has obtained and is the beneficiary of life insurance policies with respect to past employees.

6. LINE OF CREDIT AND OTHER BORROWINGS

On July 3, 2023, the Company agreed to an Amended and Restated Loan Agreement with Santander Bank, N.A. (the “Bank”), and a Second Amended and Restated Committed Revolving Line of Credit Note to the Bank (both documents together, the “Facility”). The Facility is an unsecured revolving credit facility in the maximum amount of $15,000,000, with a $1,000,000 letter of credit sublimit, expiring June 1, 2028, with funds available for working capital and other corporate purposes. The interest rate payable on any borrowings is either the Term SOFR Reference Rate or the Bank’s Prime Rate, as specified by the Company, plus the Applicable Margin. The Applicable Margin for the Term SOFR Reference Rate is plus 0.75% to plus 1.75%, and for Prime Rate, up to plus 0.50%, depending upon the Company’s then existing specified financial ratios. As of December 31, 2023, the Company’s ratio would allow for the most favorable rate under the Facility’s ranges or 6.09%. The Company is also required to pay on a quarterly basis an unused facility fee of 10 basis points of the average unused balance of the note and an annual commitment fee of $5,000 due and payable on each anniversary date of the Facility. The Company may terminate the Facility at any time as long as there are no amounts outstanding and may prepay any borrowings. Prior to this, the Company had been operating in adherence with the December 1, 2017 agreement, as discussed below.

On December 1, 2017, the Company agreed to an Amended and Restated Revolving Line of Credit Note (the “Line”) and Third Amendment to the Loan Agreement with the Bank. The Company established a line of credit facility in the maximum amount of $15,000,000, maturing on December 1, 2022, with funds available for working capital purposes and other cash needs. The Line was unsecured and extended through the effective date of the Facility of July 3, 2023. The loan agreement provided for the payment of any borrowings under the agreement at an interest rate range of either LIBOR plus 0.75% to plus 1.75% (for borrowings with a fixed term of 30, 60, or 90 days), or Prime Rate up to Prime Rate plus 0.50% (for borrowings with no fixed term other than to the effective date of the Facility of July 3, 2023), depending upon the Company’s then existing financial ratios. The Company was also required to pay on a quarterly basis an unused facility fee of 10 basis points of the average unused balance of the note.

As of December 31, 2023 and as of December 31, 2022, the Company had no outstanding borrowings on the Facility or the Line, as applicable, and was in compliance with all debt covenants.

7. COMMITMENTS AND CONTINGENCIES

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

The Company has salary continuation agreements with past employees. These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1,000 to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement. The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments associated with these agreements is $326,000 as of December 31, 2023, of which $278,000 is included in Other Long Term Liabilities, and the remaining current portion of $48,000 is included in Other Liabilities, associated with the applicable retirement benefit payments over the next twelve months. The December 31, 2022 liability of $357,000 had $309,000 reported in Other Long Term Liabilities, and a current portion of $48,000 in Other Liabilities.

In addition to the above, the Company has other contractual employment and or change of control agreements in place with key employees, as previously disclosed and noted in the Exhibit Index to this Form 10-K. Obligations related to these arrangements are currently indeterminable due to the variable nature and timing of possible events required to incur such obligations.

As disclosed in detail in Note 10, Leases, to the Consolidated Financial Statements included in this report, the Company has several lease obligations in place that will be paid over time. Most notably, the Company leases a facility in Banbury, England that serves the manufacturing, warehousing, and distribution functions.

Lastly, the Company has numerous contractual obligations in place for the forthcoming year, mainly related to purchase obligations for the Company’s raw material inventories, totaling $12,895,000.

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

The Company has in place commercial general liability insurance policies that cover most Claims, which are subject to deductibles or retentions, ranging primarily from $250,000 to $3,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $3,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims as of December 31, 2023 is estimated to not exceed approximately $3,724,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the Consolidated Financial Statements primarily represents an accrual for legal costs for services previously rendered, outstanding settlements for Claims not yet paid, and anticipated, probable, settlements for Claims within the Company’s remaining retention under its insurance policies. The liabilities recorded in the Company’s books as of December 31, 2023 and December 31, 2022 were $947,000 and $3,848,000, respectively, and are included in Other Liabilities.

8. STOCK BASED COMPENSATION PLANS

Phantom Stock Plan

Plan Description. On April 1, 2006, the Company adopted the Omega Flex, Inc. 2006 Phantom Stock Plan (the “Plan”). The Plan authorizes the grant of up to one million units of phantom stock to employees, officers, or directors of the Company. The phantom stock units (“Units”) each represent a contractual right to payment of compensation in the future based on the market value of the Company’s common stock. The Units are not shares of the Company’s common stock, and a recipient of the Units does not receive any of the following:

■	ownership interest in the Company;
■	shareholder voting rights; and
■	other incidents of ownership to the Company’s common stock

The Units are granted to participants upon the recommendation of the Company’s President, and the approval of the Compensation Committee. Each of the Units that are granted to a participant will be initially valued by the Compensation Committee at an amount equal to the closing price of the Company’s common stock on the grant date but are recorded at fair value using the Black-Sholes method as described below. The Units follow a vesting schedule, with a maximum vesting of three years after the grant date. Grants made on or after January 1, 2023, will fully vest three-years from the grant date. Upon vesting, the Units represent a contractual right of payment for the value of the Unit and therefore are stated as liabilities in accordance with FASB ASC Topic 718, Compensation - Stock Compensation. The Units will be paid on their maturity date, one year after all the Units granted in a particular award have fully vested, unless a specified event occurs under the terms of the Plan, which would allow for earlier payment. Units granted with value at the maturity date equal to the closing price of the Company’s common stock as of the maturity date are defined as Full Value Units. Unless stated otherwise, all Units described herein are Full Value Units.

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

Grants of Units. As of December 31, 2022, the Company had 6,653 nonvested and unmatured Units outstanding. In February 2023, the Company paid $673,000 for 5,120 fully vested and matured Units that were granted during 2019, including their respective earned dividend values. On March 8, 2023, the Company granted an additional 2,536 Units with a fair value of $108.47 per Unit on grant date, using historical volatility. In March 2023, 597 unvested Units were forfeited. On August 25, 2023, the Company granted an additional 1,500 Units with a fair value of $76.04 per Unit on grant date, using historical volatility. In September 2023, the Company paid $133,000 for 1,508 fully vested and matured Units that were granted during 2019, and $72,000 for the 575 fully vested and matured Units that were granted during 2020, 2021, and 2022, including their respective earned dividend values. In October 2023, the Company paid $132,000 for 1,149 fully vested and matured Units that were granted during 2020 and 2021, including their respective earned dividend values. In December 2023, the Company paid $96,000 for 1,125 fully vested and matured Units that were granted during 2020, including their respective earned dividend values. As of December 31, 2023, the Company had 6,440 nonvested and unmatured Units outstanding.

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

The Company recognizes the reversal of any previously recognized compensation expense on forfeited awards in the period that the award is forfeited. For the year ended December 31, 2023, a reversal of $22,000 of previously recognized compensation expense was recognized on 597 nonvested forfeited Units. However, for the year ended December 31, 2022, no awards were forfeited.

The total liability related to the Units as of December 31, 2023 was $530,000 of which $206,000 is included in Other Liabilities, as it is expected to be paid within the next twelve months, and the balance of $324,000 is included in Other Long Term Liabilities. The total liability related to the Units as of December 31, 2022 was $1,343,000 of which $665,000 was included in Other Liabilities, and the balance of $678,000 was included in Other Long Term Liabilities.

Related to the Plan, in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, the Company recorded compensation expense of approximately $292,000, $156,000, and $506,000 for the years ended December 31, 2023, 2022 and 2021, respectively. Compensation expense or income for a given period largely depends upon fluctuations in the Company’s stock price.

The following table summarizes information about the Company’s nonvested and unmatured Units as of and for the year ended December 31, 2023:

	Units	Weighted Average Grant Date Fair Value
Number of Units:
Nonvested and Unmatured as of December 31, 2022	6,653	$129.09
Granted	4,036	$96.42
Vested	(3,652)	$120.40
Forfeited	(597)	$147.37
Canceled	—	—
Nonvested and Unmatured as of December 31, 2023	6,440	$111.85
Units Expected to Vest and Mature	6,440	$111.85

The total unrecognized compensation costs calculated as of December 31, 2023 were $316,000 which will be recognized through August of 2026. The Company will recognize the related expense over the weighted average period of 1.5 years.

9. INCOME TAXES

Income tax expense consisted of the following:

	December 31,
	2023	2022	2021
	(in thousands)
Federal Income Tax:
Current	$5,279	$7,453	$7,197
Deferred	745	(1,156)	264

State Income Tax:
Current	821	1,126	1,062
Deferred	113	(173)	43

Foreign Income Tax:
Current	(3)	84	298
Deferred	(130)	(7)	(2)
Income Tax Expense	$6,825	$7,327	$8,862

Pre-tax income included foreign income of $458,000, $437,000, and $1,500,000 in 2023, 2022 and 2021, respectively.

Total income tax expense differed from statutory income tax expense, computed by applying the U.S. federal income tax rate of 21% to earnings before income tax, as follows:

	December 31,
	2023	2022	2021
	(in thousands)
Computed Statutory Income Tax Expense	$5,785	$6,505	$7,362
State Income Tax, Net of Federal Tax Benefit	738	753	902
Foreign Tax Rate Differential	(37)	(9)	(29)
Valuation Allowance	81	-	-
Executive Compensation Limitation	258	296	773
Foreign Derived Intangible Income Deduction	(93)	(98)	(107)
Research Credit	-	(171)	(59)
Other - Net	93	51	20
Income Tax Expense	$6,825	$7,327	$8,862

A deferred income tax (expense) benefit results from temporary timing differences in the recognition of income and expense for income tax and financial reporting purposes. The components of and changes in the net deferred tax assets (liabilities) which give rise to this deferred income tax (expense) benefit for the years ended December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
	(in thousands)
Deferred Tax Assets:
Compensation Assets	$191	$201
Inventory Valuation	656	529
Accounts Receivable Valuation	200	259
Deferred Litigation Costs	11	12
Capitalized Research Costs	485	590
Accrued Product Liability	217	900
Foreign Net Operating Losses	312	78
Valuation Allowance for Loss Carryover	(176)	(78)
Other	24	17
Compensation Liabilities	196	360
Total Deferred Assets	$2,116	$2,868

Deferred Tax Liabilities:
Prepaid Expenses	(612)	(592)
Depreciation and Amortization	(1,315)	(1,359)
Total Deferred Liabilities	$(1,927)	$(1,951)

Total Deferred Tax Asset	$189	$917

Management believes it is more likely than not that the Company will have sufficient taxable income when these timing differences reverse and that the deferred tax assets will be realized except for a carryover of foreign operating losses incurred by one of its foreign subsidiaries. Due to the uncertainty of future income in the foreign subsidiary, the Company has recognized a valuation allowance related to the foreign operating losses carrying forward.

The Company is currently subject to audit by the Internal Revenue Service for the calendar years ended 2020 through 2022. The Company and its Subsidiaries’ state income tax returns are subject to audit for the calendar years ended 2019 through 2022.

As of December 31, 2023, the Company had no liability for unrecognized tax benefits related to various federal and state income tax matters.

10. LEASES

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

With a lease commencement date of January 1, 2024, the Company leased a facility in West Chester, Pennsylvania providing approximately 28,000 square feet of warehousing and storage, quality control, distribution, and corporate office space. See Note 14. Subsequent Events to the Consolidated Financial Statements included in this report.

In addition to property rentals, the Company also has lease agreements in place for various fleet vehicles and equipment with various lease terms.

As of December 31, 2023, the Company has right-of-use assets of $2,940,000, and a lease liability of $2,946,000, of which $454,000 is reported as a current liability. As of December 31, 2022, the Company recorded right-of-use assets of $3,205,000, and a lease liability of $3,210,000, of which $447,000 was reported as a current liability. The respective weighted average remaining lease term and discount rate are approximately 10.57 years and 1.07% as of December 31, 2023.

Rent expense for operating leases was $467,000, $504,000, and $421,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

Future minimum lease payments under non-cancelable leases as of December 31, 2023 are as follows:

Twelve Months Ending December 31,	Operating Leases
(in thousands)

2024	$482
2025	316
2026	296
2027	250
2028	215
Thereafter	1,541
Total Future Minimum Lease Payments	3,100
Less: Interest	154
Lease Liability	2,946
Less: Current Portion of Lease Liability	454
Lease Liability – Net of Current Portion	$2,492

11. EMPLOYEE BENEFIT PLANS

Defined Contribution and 401(K) Plans

The Company maintains a qualified non-contributory profit-sharing plan (the “Plan”) covering all eligible employees. There were $484,000, $474,000, and $441,000 of contributions accrued for the Plan in 2023, 2022 and 2021 respectively, which were charged to expense in those respective years.

Contributions to the Plan are defined as three percent (3%) of gross wages up to the current Old Age, Survivors, and Disability (OASDI) limit and six percent (6%) of the excess over the OASDI limit, subject to the maximum allowed under the Employee Retirement Income Security Act (ERISA). Participant balances vest over six years.

The Company also maintains a savings and retirement plan qualified under Internal Revenue Code Section 401(k) for all employees. Employees are eligible to participate in the Plan the first day of the month following date of hire. Participants may elect to have up to fifty percent (50%) of their compensation withheld, up to the maximum allowed by the Internal Revenue Code. After completing one year of service, the Company contributed an additional amount equal to 50% of all employee contributions, up to a maximum of 6% of an employee’s gross wages. Contributions are funded on a current basis. Contributions to the Plan charged to expense for the years ended December 31, 2023, 2022 and 2021 were $330,000, $319,000, and $315,000, respectively. The participant’s Company contribution vests ratably over six years.

12. SHAREHOLDERS’ EQUITY

As of December 31, 2023 and December 31, 2022, the Company had 20,000,000 shares of common stock, with par value of $0.01 per share, authorized. For both periods, the total number of outstanding shares was 10,094,322, shares held in Treasury was 59,311, and total shares issued was 10,153,633.

During 2023, 2022, and 2021, upon approval of the Board of Directors (the “Board”) the Company has declared and paid regular quarterly dividends, as set forth in the following table:

Dividend Declared		Dividend Paid
Date	Price Per Share	Date	Amount
December 6, 2023	$0.33	January 4, 2024	$3,332,000
September 11, 2023	$0.33	October 6, 2023	$3,331,000
June 13, 2023	$0.33	July 7, 2023	$3,332,000
March 28, 2023	$0.32	April 24, 2023	$3,229,000
December 7, 2022	$0.32	January 4, 2023	$3,232,000
September 30, 2022	$0.32	October 24, 2022	$3,231,000
June 10, 2022	$0.32	July 5, 2022	$3,230,000
March 29, 2022	$0.30	April 25, 2022	$3,028,000
December 9, 2021	$0.30	December 30, 2021	$3,029,000
September 15, 2021	$0.30	October 4, 2021	$3,028,000
June 9, 2021	$0.30	July 6, 2021	$3,028,000
March 24, 2021	$0.28	April 14, 2021	$2,827,000

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

13. RELATED PARTY TRANSACTIONS

From time to time, the Company may have related party transactions (“RPTs”). RPTs represent any transaction between the Company and any Company employee, director or officer, or any related entity, or relative, etc. The Company performs a review of transactions each year to determine if any RPTs exist, and if so, determines if the related parties act independently of each other in a fair transaction. Through this investigation the Company noted a limited number of RPTs. In all cases, these RPTs have been determined to be arms length transactions with no indication that they are influenced by the related relationships.

14. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred through the date of this filing. During this period, one event came to the Company’s attention that would impact the Consolidated Financial Statements as of and for the period ended December 31, 2023. With a lease commencement date of January 1, 2024, the Company leased a facility in West Chester, Pennsylvania providing approximately 28,000 square feet of warehousing and storage, quality control, distribution, and corporate office space.

Item 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as amended, as of December 31, 2023, the end of the period covered by this report on Form 10-K. Based on this evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective as of December 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) in the Internal Control-Integrated Framework (2013).

Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023, based on criteria in the Internal Control-Integrated Framework (2013) issued by COSO.

The Company’s independent registered public accounting firm, RSM US LLP, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. RSM US LLP’s report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, is included in this annual report.

(c) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the most recent quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B – OTHER INFORMATION

None.

Item 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

With respect to Items 10 through 14, the Company will file with the Securities and Exchange Commission, within 120 days after December 31, 2023, a definitive proxy statement relating to the Company’s annual meeting of shareholders (the “2024 Proxy Statement”).

Item 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is incorporated by reference to the 2024 Proxy Statement.

The Company has adopted a Code of Business Conduct and Ethics (“Code”) applicable to its principal executive officer and principal financial officer, its directors, and all other employees generally. A copy of the Code may be found at the Company’s website www.omegaflex.com. Any changes to or waivers from this Code will be disclosed on the Company’s website as well as in appropriate filings with the Securities and Exchange Commission.

Item 11 - EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference to the 2024 Proxy Statement.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference to the 2024 Proxy Statement.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference to the 2024 Proxy Statement.

Item 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated by reference to the 2024 Proxy Statement.

PART IV

Item 15 – EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

1.	Exhibits. See Index to Exhibits on pages 58 through 60.

2.	Consolidated Financial Statements. See Index to Consolidated Financial Statements on page 30. Financial statement schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

EXHIBIT INDEX

Those documents followed by a parenthetical notation are incorporated herein by reference to previous filings with the Securities and Exchange Commission, under Commission File No. 000-51372, as set forth below.

Exhibit No.		Description	Reference Key
3.1		Amended and Restated Articles of Incorporation of Omega Flex, Inc.	(A)

3.2		Amended and Restated By-laws of Omega Flex, Inc.	(F)

4.1		Description of Common Stock	(B)

10.1		Indemnification and Insurance Matters Agreement dated July 29, 2005 between Omega Flex, Inc. and Mestek, Inc.	(A)

10.2	*	Form of Indemnification Agreements entered into between Omega Flex, Inc. and its Directors and Officers and the Directors of its wholly-owned subsidiaries.	(C)

10.3	*	Schedule of Directors/Officers with Indemnification Agreements as of December 31, 2023	**

10.4	*	Employment Agreement dated December 15, 2008 between Omega Flex, Inc. and Kevin R. Hoben	(D)

10.5	*	Amendment No. 1 to the Employment Agreement dated January 1, 2014 between Omega Flex, Inc. and Kevin R. Hoben	(E)

10.6		Amended and Restated Committed Revolving Line of Credit Note dated December 1, 2017 by Omega Flex, Inc. to Santander Bank, N.A. in the principal amount of $15,000,000.	(K)

10.7		Loan and Security Agreement dated December 17, 2009 between Omega Flex, Inc. and Sovereign Bank, N.A.	(G)

10.8		First Amendment dated December 30, 2010 to the Loan and Security Agreement between Omega Flex, Inc. and Sovereign Bank, N.A.	(H)

10.9		Second Amendment dated December 29, 2014 to the Loan and Security Agreement between Omega Flex, Inc. and Santander Bank, N.A., (as successor in interest to Sovereign Bank, N.A.)	(I)

10.10		Third Amendment dated December 1, 2017 to the Loan and Security Agreement between Omega Flex, Inc. and Santander Bank, N.A., (as successor in interest to Sovereign Bank, N.A.)	(K)

10.11		Amended and Restated Loan Agreement dated July 3, 2023, between Omega Flex, Inc. and Santander Bank, N.A.	(N)

10.12		Second Amended and Restated Committed Revolving Line of Credit Note dated July 3, 2023, by Omega Flex, Inc. to Santander Bank, N.A.	(N)

10.13	*	Phantom Stock Plan dated December 11, 2006.	(J)

10.14	*	First Amendment to the Omega Flex, Inc. 2006 Phantom Stock Plan	(G)

10.15	*	Omega Flex, Inc. 2006 Phantom Stock Plan (as amended and restated effective January 1, 2023).	(L)

10.16	*	Form of Phantom Stock Agreement entered into between Omega Flex, Inc. and its directors, officers and employees (for grants made prior to January 1, 2023).	(J)

10.17	*	Form of Phantom Stock Agreement entered into between Omega Flex, Inc. and its directors, officers and employees (for grants made on or after January 1, 2023).	(L)

10.18	*	Schedule of Phantom Stock Agreements between Omega Flex, Inc. and its directors and officers as of December 31, 2023.	**

10.19	*	Form of Change of Control Agreement entered into between Omega Flex, Inc. and certain officers and employees.	(M)

10.20	*	Schedule of Change of Control Agreements between Omega Flex, Inc. and certain officers and employees as of December 31, 2023.	**

19.1		Insider Trading Policies and Procedures	**

21.1		List of Subsidiaries	**

23.1		Consent of RSM US LLP	**

31.1		Certification of Chief Executive Officer of Omega Flex, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended	**

31.2		Certification of Chief Financial Officer of Omega Flex, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended	**

32.1		Certification of Chief Executive Officer and Chief Financial Officer of Omega Flex, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	***

97.1		Policy Relating to Recovery of Erroneously Awarded Compensation	**

101.1NS		Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	**
101.SCH		Inline XBRL Taxonomy Extension Schema Document	**
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document	**
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document	**
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document	**
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document	**
104		Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

Reference Key

(A)	Filed as an Exhibit to the Registration Statement on Form 10-12G filed on June 22, 2005.

(B)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 9, 2020.

(C)	Filed as an Exhibit to the Quarterly Report on Form 10-Q filed May 4, 2020.

(D)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 18, 2009.

(E)	Filed as an Exhibit to the Current Report on Form 8-K/A filed July 24, 2014.

(F)	Filed as an Exhibit to the Current Report on Form 8-K filed September 15, 2021.

(G)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 17, 2010.

(H)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 10, 2011.

(I)	Filed as an Exhibit to the Current Report on Form 8-K filed December 29, 2014.

(J)	Filed as an Exhibit to the Annual Report on Form 10-K filed April 2, 2007.

(K)	Filed as an Exhibit to the Current Report on Form 8-K filed December 5, 2017.

(L)	Filed as an Exhibit to the Quarterly Report on Form 10-Q filed November 7, 2022.

(M)	Filed as an Exhibit to the Current Report on Form 8-K filed March 1, 2019.

(N)	Filed as an Exhibit to the Current Report on Form 8-K filed July 5, 2023.

*	Management contract, compensatory plan, or arrangement
**	Filed herewith
***	Furnished herewith

Item 16 – Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA FLEX, INC.

Date: March 11, 2024	By:	/s/ Dean W. Rivest
Dean W. Rivest
Chief Executive Officer (Principal Executive Officer)

Date: March 11, 2024	By:	/s/ Matthew F. Unger
Matthew F. Unger, Vice President Finance,
Chief Financial Officer (Principal Financial Officer)

Date: March 11, 2024	By:	/s/ Luke S. Hawk
Luke S. Hawk
Financial Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 11, 2024	By:	/s/ James M. Dubin
James M. Dubin, Director

Date: March 11, 2024	By:	/s/ David K. Evans
David K. Evans, Director

Date: March 11, 2024	By:	/s/ J. Nicholas Filler
J. Nicholas Filler, Director

Date: March 11, 2024	By:	/s/ Derek W. Glanvill
Derek W. Glanvill, Director

Date: March 11, 2024	By:	/s/ Kevin R. Hoben
Kevin R. Hoben, Director

Date: March 11, 2024	By:	/s/ Edwin B. Moran
Edwin B. Moran, Director

Date: March 11, 2024	By:	/s/ Stewart B. Reed
Stewart B. Reed, Director

Date: March 11, 2024	By:	/s/ Dean W. Rivest
Dean W. Rivest, Director

-56-