Form 10-Q
period 2024-09-30
Omega Flex, Inc.
filed 2024-11-01
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of the registrant’s common stock outstanding as of November 1, 2024 was 10,094,322.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, except Common Stock data)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$45,873	$46,356
Accounts Receivable - less allowances of $796 and $1,126, respectively	14,133	15,361
Inventories - Net	16,053	15,597
Other Current Assets	4,854	2,874
Total Current Assets	80,913	80,188

Right-Of-Use Assets - Operating	5,319	2,940
Property and Equipment - Net	9,512	8,951
Goodwill - Net	3,526	3,526
Deferred Taxes	-	189
Other Long Term Assets	3,600	4,440
Total Assets	$102,870	$100,234

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,588	$2,090
Accrued Compensation	1,475	3,198
Accrued Commissions and Sales Incentives	3,308	4,428
Dividends Payable	3,432	3,332
Taxes Payable	-	190
Lease Liability - Operating	755	454
Other Liabilities	3,463	4,390
Total Current Liabilities	15,021	18,082

Lease Liability - Operating, net of current portion	4,900	2,492
Deferred Taxes	336	-
Taxes Payable Long Term	-	205
Other Long Term Liabilities	528	603
Total Liabilities	20,785	21,382

Commitments and Contingencies (Note 6)

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 share: authorized 20,000,000 shares: 10,153,633 shares issued and 10,094,322 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	11,025	11,025
Retained Earnings	71,630	68,493
Accumulated Other Comprehensive Loss	(780)	(930)
Total Omega Flex, Inc. Shareholders’ Equity	81,976	78,689
Noncontrolling Interest	109	163

Total Shareholders’ Equity	82,085	78,852

Total Liabilities and Shareholders’ Equity	$102,870	$100,234

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, except per Common Share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
	(unaudited)

Net Sales	$24,880	$27,496	$74,716	$83,318

Cost of Goods Sold	9,530	10,549	29,045	31,943

Gross Profit	15,350	16,947	45,671	51,375

Selling Expense	4,976	5,059	15,202	15,631
General and Administrative Expense	3,848	4,037	11,687	13,204
Engineering Expense	1,058	992	2,973	2,854

Operating Profit	5,468	6,859	15,809	19,686

Interest Income	586	502	1,741	1,179
Other Income (Expense)	21	(41)	(39)	14

Income Before Income Taxes	6,075	7,320	17,511	20,879

Income Tax Expense	1,479	1,746	4,241	5,014

Net Income	4,596	5,574	13,270	15,865
Net Loss - Noncontrolling Interest	21	2	62	9

Net Income attributable to Omega Flex, Inc.	$4,617	$5,576	$13,332	$15,874

Basic and Diluted Earnings per Common Share	$0.46	$0.55	$1.32	$1.57

Cash Dividends Declared per Common Share	$0.34	$0.33	$1.01	$0.98

Basic and Diluted Weighted Average Shares Outstanding	10,094	10,094	10,094	10,094

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
	(unaudited)

Net Income	$4,596	$5,574	$13,270	$15,865

Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	158	(163)	158	26
Other Comprehensive Income (Loss)	158	(163)	158	26

Comprehensive Income	4,754	5,411	13,428	15,891

Comprehensive Loss - Noncontrolling Interest	13	11	54	8

Total Comprehensive Income	$4,767	$5,422	$13,482	$15,899

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in Thousands, Except Share Amounts)

(unaudited)

For the three months ended September 30, 2024

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity

July 1, 2024	10,094,322	$102	$(1)	$11,025	$70,445	$(930)	$122	$80,763

Net Income	-			-	4,617		(21)	4,596
Cumulative Translation Adjustment	-					150	8	158
Dividends Declared	-			-	(3,432)			(3,432)

September 30, 2024	10,094,322	$102	$(1)	$11,025	$71,630	$(780)	$109	$82,085

For the three months ended September 30, 2023

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interest	Shareholders’ Equity

July 1, 2023	10,094,322	$102	$(1)	$11,025	$64,691	$(924)	$199	$75,092

Net Income					5,576		(2)	5,574
Cumulative Translation Adjustment						(154)	(9)	(163)
Dividends Declared					(3,331)			(3,331)

September 30, 2023	10,094,322	$102	$(1)	$11,025	$66,936	$(1,078)	$188	$77,172

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in Thousands, Except Share Amounts)

(unaudited)

For the nine months ended September 30, 2024

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity

January 1, 2024	10,094,322	$102	$(1)	$11,025	$68,493	$(930)	$163	$78,852

Net Income					13,332		(62)	13,270
Cumulative Translation Adjustment						150	8	158
Dividends Declared					(10,195)			(10,195)

September 30, 2024	10,094,322	$102	$(1)	$11,025	$71,630	$(780)	$109	$82,085

For the nine months ended September 30, 2023

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity

January 1, 2023	10,094,322	$102	$(1)	$11,025	$60,954	$(1,103)	$196	$71,173

Net Income					15,874		(9)	15,865
Cumulative Translation Adjustment						25	1	26
Dividends Declared					(9,892)			(9,892)

September 30, 2023	10,094,322	$102	$(1)	$11,025	$66,936	$(1,078)	$188	$77,172

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	For the nine months ended
	September 30,
	2024	2023
	(unaudited)
Cash Flows from Operating Activities:
Net Income	$13,270	$15,865
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Non-Cash Compensation	60	285
Non-Cash Lease Expense	565	346
Depreciation and Amortization	886	802
Provision for Losses on Accounts Receivable, net of write-offs	(331)	(248)
Deferred Taxes	525	917
Provision for Inventory Reserves	20	921
Changes in Assets and Liabilities:
Accounts Receivable	1,584	1,587
Inventories	(347)	724
Other Assets	(1,130)	(1,077)
Accounts Payable	490	(818)
Accrued Compensation	(1,723)	(1,301)
Accrued Commissions and Sales Incentives	(1,126)	(1,579)
Lease Liability - Operating	(235)	(343)
Other Liabilities	(1,411)	(4,585)
Net Cash Provided by Operating Activities	11,097	11,496

Cash Flows from Investing Activities:
Capital Expenditures	(1,443)	(1,455)
Net Cash Used in Investing Activities	(1,443)	(1,455)

Cash Flows from Financing Activities:
Dividends Paid	(10,095)	(9,793)
Net Cash Used in Financing Activities	(10,095)	(9,793)

Net (Decrease) Increase in Cash and Cash Equivalents	(441)	248
Translation effect on cash	(42)	3
Cash and Cash Equivalents – Beginning of Period	46,356	37,703
Cash and Cash Equivalents – End of Period	$45,873	$37,954

Supplemental Disclosure of Cash Flow Information:
Cash paid for Income Taxes	$4,562	$5,167
Declared Dividends	$10,195	$9,892
Additions to Right-Of-Use Assets obtained from new operating Lease Liabilities	$2,813	$37

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Omega Flex, Inc., and its subsidiaries (collectively the “Company”). The Company’s Condensed Consolidated Financial Statements for the quarter ended September 30, 2024 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), and with the instructions of Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“Form 10-K”). All material intercompany accounts and transactions have been eliminated in consolidation. It is management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature, or a description is provided for any adjustments that are not of a normal recurring nature.

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

The reserve for credit losses, which include future credits, discounts, and doubtful accounts, was $796,000 and $1,126,000 as of September 30, 2024 and December 31, 2023, respectively.

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

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of September 30, 2024 and December 31, 2023, each of the Company’s leases is classified as an operating lease.

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

Other Comprehensive Income

For the three and nine months ended September 30, 2024 and 2023, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentrations

The Company has one significant customer which represented more than 10% of the Company’s Accounts Receivable as of September 30, 2024 and as of December 31, 2023. That same customer represented more than 10% of the Company’s total Net Sales for the three and nine months ended September 30, 2024 and 2023. Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are consistent with those discussed in detail in the Company’s Form 10-K.

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

3. INVENTORIES

Inventories, net of reserves of $725,000 and $692,000 as of September 30, 2024 and December 31, 2023, respectively, consisted of the following:

	September 30,	December 31,
	2024	2023
	(in thousands)
Finished Goods	$7,233	$6,161
Raw Materials	8,820	9,436
Inventories - Net	$16,053	$15,597

4. OTHER LONG TERM ASSETS

Other long term assets were as follows:

	September 30,	December 31,
	2024	2023
	(in thousands)
Inventories, net	$2,383	$2,620
Cash surrender value of life insurance policies	1,102	1,681
Other	115	139
Other Long Term Assets	$3,600	$4,440

The Company maintains inventories, net of reserves of $1,000,000 as of September 30, 2024 and December 31, 2023, which are estimated to be used beyond the next twelve months, mainly for the corrugated medical tubing (“CMT”) products. Higher amounts of materials for the CMT products were initially purchased for cost considerations and because of longer required lead times.

The Company has obtained and is the beneficiary of life insurance policies with respect to past employees.

5. LINE OF CREDIT AND OTHER BORROWINGS

On July 3, 2023, the Company agreed to an Amended and Restated Loan Agreement with Santander Bank, N.A. (the “Bank”), and a Second Amended and Restated Committed Revolving Line of Credit Note to the Bank (both documents together, the “Facility”). The Facility is an unsecured revolving credit facility in the maximum amount of $15,000,000, with a $1,000,000 letter of credit sublimit, expiring June 1, 2028, with funds available for working capital and other corporate purposes. The interest rate payable on any borrowings is either the Term SOFR Reference Rate or the Bank’s Prime Rate, as specified by the Company, plus the Applicable Margin. The Applicable Margin for the Term SOFR Reference Rate is plus 0.75% to plus 1.75%, and for Prime Rate, up to plus 0.50%, depending upon the Company’s then existing specified financial ratios. As of September 30, 2024, the Company’s ratio would allow for the most favorable rate under the Facility’s ranges or 5.91%. The Company is also required to pay on a quarterly basis an unused facility fee of 10 basis points of the average unused balance of the note and an annual commitment fee of $5,000 due and payable on each anniversary date of the Facility. The Company may terminate the Facility at any time as long as there are no amounts outstanding and may prepay any borrowings. Prior to this, the Company had been operating in adherence with the December 1, 2017 agreement, as discussed below.

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

As of September 30, 2024 and December 31, 2023, the Company had no outstanding borrowings on the Facility or the Line, as applicable, and was in compliance with all debt covenants.

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

The Company has salary continuation agreements with past employees. These agreements provide for monthly payments to each of the past employees or their designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1,000 to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement. The net present value of the retirement payments associated with these agreements is $317,000 as of September 30, 2024, of which $266,000 is included in Other Long Term Liabilities, and the remaining current portion of $51,000 is included in Other Liabilities, associated with the applicable retirement benefit payments over the next twelve months. The December 31, 2023 liability of $326,000 had $278,000 reported in Other Long Term Liabilities, and a current portion of $48,000 in Other Liabilities.

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

The Company has in place commercial general liability insurance policies that cover most Claims, which are subject to deductibles or retentions, ranging primarily from $250,000 to $3,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $3,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims as of September 30, 2024 is estimated to not exceed approximately $4,426,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the Condensed Consolidated Financial Statements primarily represents an accrual for legal costs for services previously rendered, outstanding settlements for Claims not yet paid, and anticipated, probable, settlements for Claims within the Company’s remaining retention under its insurance policies. The liabilities recorded in the Company’s books as of September 30, 2024 and December 31, 2023 were $408,000 and $947,000, respectively, and are included in Other Liabilities.

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

The Units are granted to participants upon the recommendation of the Company’s Chief Executive Officer and President, and the approval of the Compensation Committee. Each of the Units that are granted to a participant will be initially valued by the Compensation Committee at an amount equal to the closing price of the Company’s common stock on the grant date but are recorded at fair value using the Black-Sholes method as described below. The Units follow a vesting schedule, with a maximum vesting of three years after the grant date. Grants made on or after January 1, 2023, will fully vest three-years from the grant date. Upon vesting, the Units represent a contractual right of payment for the value of the Unit and therefore are stated as liabilities in accordance with FASB ASC Topic 718, Compensation - Stock Compensation. The Units will be paid on their maturity date, one year after all the Units granted in a particular award have fully vested, unless a specified event occurs under the terms of the Plan, which would allow for earlier payment. Units granted with value at the maturity date equal to the closing price of the Company’s common stock as of the maturity date are defined as Full Value Units. Unless stated otherwise, all Units described herein are Full Value Units.

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

Grants of Units. As of December 31, 2023, the Company had 6,440 nonvested and unmatured Units outstanding. In March 2024, the Company paid $141,000 for 1,875 fully vested and matured Units that were granted during 2020, including their respective earned dividend values. In addition, the Company granted an additional 6,459 Units with a fair value of $68.05 per Unit on grant date, using historical volatility. In September 2024, the Company paid $46,000 for 870 fully vested and matured Units that were granted during 2020, including their respective earned dividend values. Finally, 244 unvested Units were forfeited. As of September 30, 2024, the Company had 9,872 nonvested and unmatured Units outstanding.

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

The Company recognizes the reversal of any previously recognized compensation expense on forfeited awards in the period that the award is forfeited. During the three months ended September 30, 2024 and 2023, no awards were forfeited. During the nine months September 30, 2024, a reversal of $6,000 of previously recognized compensation expense was recognized on 244 nonvested forfeited Units. During the nine months ended September 30, 2023, a reversal of $22,000 of previously recognized compensation expense was recognized on 597 nonvested forfeited Units.

The total liability related to the Units as of September 30, 2024 was $403,000 of which $140,000 is included in Other Liabilities, as it is expected to be paid within the next twelve months, and the balance of $263,000 is included in Other Long Term Liabilities. The total liability related to the Units as of December 31, 2023 was $530,000 of which $206,000 was included in Other Liabilities, and the balance of $324,000 was included in Other Long Term Liabilities.

Related to the Plan, in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, the Company recorded compensation expense of $60,000 and $285,000 for the nine months ended September 30, 2024 and 2023, respectively. The Company recorded compensation expense of $48,000 and compensation income of $144,000 for the three months ended September 30, 2024 and 2023, respectively. Compensation expense or income for a given period largely depends upon fluctuations in the Company’s stock price.

The following table summarizes information about the Company’s nonvested and unmatured Units as of and for the nine months ended September 30, 2024:

	Units	Weighted Average Grant Date Fair Value
Number of Units:
Nonvested and Unmatured as of December 31, 2023	6,440	$111.85
Granted	6,459	$68.05
Vested	(2,783)	$118.41
Forfeited	(244)	$119.17
Canceled	—	—
Nonvested and Unmatured as of September 30, 2024	9,872	$81.16
Units Expected to Vest and Mature	9,872	$81.16

The total unrecognized compensation costs calculated as of September 30, 2024 were $368,000 which will be recognized through March of 2027. The Company will recognize the related expense over the weighted average period of 1.8 years.

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

As of September 30, 2024, the Company recorded right-of-use assets of $5,319,000, and a lease liability of $5,655,000, of which $755,000 is reported as a current liability. On December 31, 2023, the Company recorded right-of-use assets of $2,940,000, and a lease liability of $2,946,000, of which $454,000 was reported as a current liability. The respective weighted average remaining lease term and discount rate are approximately 8.06 years and 3.67% as of September 30, 2024.

Rent expense for operating leases was $272,000 and $679,000 for the three and nine months ended September 30, 2024 and $112,000 and $355,000 for the three and nine months ended September 30, 2023.

Future minimum lease payments, under non-cancelable leases as of September 30, 2024, are as follows:

Twelve Months Ending September 30,	Operating Leases
(in thousands)
2025	$946
2026	913
2027	877
2028	804
2029	791
Thereafter	2,036
Total Future Minimum Lease Payments	6,367
Less: Interest	712
Lease Liability	5,655
Less: Current Portion of Lease Liability	755
Lease Liability – Net of Current Portion	$4,900

9. SHAREHOLDERS’ EQUITY

As of September 30, 2024 and December 31, 2023, the Company had 20,000,000 shares of common stock, with par value of $0.01 per share, authorized. For both periods, the total number of outstanding shares was 10,094,322, shares held in Treasury was 59,311, and total shares issued was 10,153,633.

During 2024 and 2023, upon approval of the Board of Directors (the “Board”) the Company has declared and paid regular quarterly dividends, as set forth in the following table:

Dividend Declared		Dividend Paid
Date	Price Per Share	Date	Amount
September 11, 2024	$0.34	October 8, 2024	$3,432,000
June 12, 2024	$0.34	July 10, 2024	$3,432,000
March 28, 2024	$0.33	April 24, 2024	$3,331,000
December 6, 2023	$0.33	January 4, 2024	$3,332,000
September 11, 2023	$0.33	October 6, 2023	$3,331,000
June 13, 2023	$0.33	July 7, 2023	$3,332,000
March 28, 2023	$0.32	April 24, 2023	$3,229,000

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

11. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred through the date of this filing. During this period, no events came to the Company’s attention that would impact the Condensed Consolidated Financial Statements for the period ended September 30, 2024.

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

CHANGES IN FINANCIAL CONDITION

For the period ended September 30, 2024 vs. December 31, 2023

The Company’s cash balance of $45,873,000 on September 30, 2024 decreased $483,000 (1.0%) from a $46,356,000 balance at December 31, 2023 mainly due to dividend payments of $10,095,000, as detailed in Note 9, Shareholders’ Equity, to the Condensed Consolidated Financial Statements included in this report, and capital expenditures of $1,443,000 mostly offset by cash provided by operating activities of $11,097,000. See the Company’s Condensed Consolidated Cash Flow Statements for further details regarding the change in cash.

Retained earnings were $71,630,000 and $68,493,000 as of September 30, 2024 and December 31, 2023, respectively, increasing $3,137,000 or 4.6%. The increase was primarily due to net income during the year, as provided on the Company’s Condensed Consolidated Statements of Income, partially offset by dividends declared during 2024, as discussed in detail in Note 9, Shareholders’ Equity, to the Condensed Consolidated Financial Statements included in this report.

RESULTS OF OPERATIONS

Three months ended September 30, 2024 compared to three months ended September 30, 2023

The Company reported comparative results from operations for the three month periods ended September 30, 2024 and 2023 as follows:

	Three months ended September 30, (in thousands)
	2024	2024	2023	2023
	($000)%		($000)%
Net Sales	$24,880	100.0%	$27,496	100.0%
Gross Profit	$15,350	61.7%	$16,947	61.6%
Operating Profit	$5,468	22.0%	$6,859	24.9%

Net Sales. The Company’s 2024 third quarter sales of $24,880,000 decreased $2,616,000 or 9.5% compared to the third quarter of 2023, which generated sales of $27,496,000. The decrease in sales is mainly due to lower sales unit volumes as a result of the overall market being suppressed because of, among other factors, a decline in housing starts.

Gross Profit. The Company’s gross profit margins were 61.7% and 61.6% for the quarters ended September 30, 2024 and 2023, respectively.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expenses were $4,976,000 and $5,059,000 for the quarters ended September 30, 2024 and 2023, respectively, representing a decrease of $83,000 or 1.6%. The decrease is mostly related to commissions due to the lower sales. Selling expenses increased as a percent of net sales compared to last year, being 20.0% for the quarter ended September 30, 2024, and 18.4% for the quarter ended September 30, 2023.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $3,848,000 and $4,037,000 for the quarters ended September 30, 2024 and 2023, respectively, decreasing by $189,000 or 4.7%. The incentive compensation component, which is aligned with profitability, decreased mainly due to the changes in the executive management team at the beginning of the year. Product liability reserves and expenses were also lower. These were partly offset by increases in stock based compensation, which moves in relation to the Company’s stock price, as detailed in Note 7, Stock Based Compensation Plans, and staffing related costs. As a percentage of sales, general and administrative expenses increased to 15.5% for the quarter ended September 30, 2024 from 14.7% for the quarter ended September 30, 2023.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $1,058,000 and $992,000 for the quarters ended September 30, 2024 and 2023, respectively, increasing by $66,000 or 6.7%. Engineering expenses increased as a percentage of sales, being 4.3% for the quarter ended September 30, 2024, and 3.6% for the same quarter in 2023.

Operating Profits. Reflecting all of the factors mentioned above, operating profits were $5,468,000 and $6,859,000 for the quarters ended September 30, 2024 and 2023, respectively, decreasing by $1,391,000 or 20.3%.

Interest Income. Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. The Company recorded $586,000 of interest income for the third quarter of 2024 and $502,000 for the third quarter of 2023. Higher invested cash balances are mainly responsible for the higher interest income.

Other Income (Expense). Other income (expense) primarily consists of foreign currency exchange gains (losses) on transactions settled in currencies other than the Company’s local currency, typically related to the Company’s foreign U.K. and France subsidiaries. There was a gain of $21,000 during the third quarter of 2024 compared to a loss of $41,000 during the third quarter of 2023.

Income Tax Expense. Income tax expense was $1,479,000 for the third quarter of 2024, compared to $1,746,000 for the third quarter in 2023, decreasing $267,000 or 15.3%, mostly the result of lower income before income taxes.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

The Company reported comparative results from operations for the nine month periods ended September 30, 2024 and 2023 as follows:

	Nine months ended September 30, (in thousands)
	2024	2024	2023	2023
	($000)%		($000)%
Net Sales	$74,716	100.0%	$83,318	100.0%
Gross Profit	$45,671	61.1%	$51,375	61.7%
Operating Profit	$15,809	21.2%	$19,686	23.6%

Net Sales. The Company’s sales for the first nine months of 2024 of $74,716,000 decreased $8,602,000 or 10.3% compared to the first nine months of 2023, which generated sales of $83,318,000. The decrease in sales is mainly due to lower sales unit volumes as a result of the overall market being suppressed because of, among other factors, a decline in housing starts.

Gross Profit. The Company’s gross profit margins were 61.1% and 61.7% for the nine months ended September 30, 2024 and 2023, respectively. The decline in gross profit margin is mainly due to lower production, which caused lower absorption of factory labor and overhead costs, and higher overhead expenses mainly due to newly leased facilities. This is partly offset by lower raw material costs and a decrease in the provision for excess inventories for MediTrac® CMT products.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expenses were $15,202,000 and $15,631,000 for the nine months ended September 30, 2024 and 2023, respectively, representing a decrease of $429,000 or 2.7%. The decrease is mostly related to commissions and freight due to lower sales. These decreases were partially offset by higher travel and recruiting expenses. Selling expenses increased as a percent of net sales compared to last year, being 20.3% for the nine months ended September 30, 2024, and 18.8% for the nine months ended September 30, 2023.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $11,687,000 and $13,204,000 for the nine months ended September 30, 2024 and 2023, respectively, decreasing by $1,517,000 or 11.5%. The incentive compensation component, which is aligned with profitability, decreased mainly due to the changes in the executive management team at the beginning of the year and lower profits. Product liability reserves and expenses were also lower along with stock based compensation, which moves in relation to the Company’s stock price, as detailed in Note 7, Stock Based Compensation Plans. These were partly offset by increases in staffing and computer related expenses. As a percentage of sales, general and administrative expenses decreased to 15.6% for the nine months ended September 30, 2024 from 15.8% for the nine months ended September 30, 2023.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $2,973,000 and $2,854,000 for the nine months ended September 30, 2024 and 2023, respectively, increasing by $119,000 or 4.2% mainly due to higher consulting expenses. Engineering expenses increased as a percentage of sales, being 4.0% for the nine months ended September 30, 2024, and 3.4% for the nine months ended September 30, 2023.

Operating Profits. Reflecting all of the factors mentioned above, operating profits were $15,809,000 and $19,686,000 for the nine months ended September 30, 2024 and 2023, respectively, decreasing by $3,877,000 or 19.7%.

Interest Income. Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. The Company recorded $1,741,000 and $1,179,000 of interest income during the first nine months of 2024 and 2023, respectively. Higher invested cash balances and interest rates are mainly responsible for the higher interest income.

Other Income (Expense). Other income (expense) primarily consists of foreign currency exchange gains (losses) on transactions settled in currencies other than the Company’s local currency, typically related to the Company’s foreign U.K. and France subsidiaries. There was a loss of $39,000 during the first nine months of 2024 compared to a gain of $14,000 during the first nine months of 2023.

Income Tax Expense. Income tax expense was $4,241,000 for the first nine months of 2024, compared to $5,014,000 for the same period in 2023, decreasing $773,000 or 15.4%, mostly the result of lower income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company’s primary cash needs have been related to working capital items, which the Company has largely funded through cash generated from operations.

As of September 30, 2024, the Company had a cash balance of $45,873,000. Additionally, the Company has a $15,000,000 line of credit available, as discussed in detail in Note 5, which had no borrowings outstanding upon it as of September 30, 2024. As of December 31, 2023, the Company had a cash balance of $46,356,000, with no borrowings against the line of credit.

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

For the nine months ended September 30, 2024, the Company’s operating activities provided cash of $11,097,000, compared to the nine months ended September 30, 2023 which provided cash of $11,496,000, a decrease of $399,000. For details of the operating cash flows refer to the Condensed Consolidated Statements of Cash Flows in Part I – Financial Information on page nine.

As a general trend, the Company tends to deplete or generate lower amounts of cash early in the year, as significant payments are typically made for incentive compensation and accrued promotional incentives. Cash has then historically shown a tendency to be restored and accumulated during the latter portion of the year.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2024 and 2023 was $1,443,000 and $1,455,000, respectively, as a result of payments for mainly leasehold improvements and manufacturing equipment capital expenditures.

Financing Activities

All financing activities relate to dividend payments, which are detailed in Note 9, Shareholders’ Equity. Dividend payments through the first nine months of 2024 and 2023 amounted to $10,095,000 and $9,793,000, respectively.

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

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OMEGA FLEX, INC.
(Registrant)

Date: November 1, 2024	By:	/s/ Matthew F. Unger
Matthew F. Unger
Vice President – Finance,
Chief Financial Officer, and Assistant Secretary

-34-