Form 10-K
period 2024-12-31
Omega Flex, Inc.
filed 2025-03-07
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☒ Emerging Growth Company ☐

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

The aggregate market value of voting and non-voting shares of common stock held by non-affiliates of the registrant as of June 28, 2024, the last business day of the second quarter of 2024, was $180,289,727.

The number of shares of common stock outstanding as of March 1, 2025 was 10,094,322.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated by reference from the registrant’s definitive proxy statement (to be filed pursuant to Regulation 14A no later than 120 days after December 31, 2024, or April 30, 2025) for the 2025 annual meeting of shareholders.

Omega Flex, Inc.

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

The major market categories for flexible metal hose include (1) automotive, (2) aerospace, (3) residential, commercial, and institutional construction, and (4) general industrial. Omega Flex participates in the latter two markets for flexible metal hose. The residential and commercial construction market utilizes corrugated stainless steel tubing (CSST) primarily for flexible gas piping and double containment piping for conveying diesel fuel and gasoline from a storage tank to a dispenser or back-up generator. The Company produces corrugated copper tubing for medical gases in medical care facilities, including hospitals, clinics, dental and veterinary offices, and long-term care facilities. The general industrial market includes all the processing industries, the most important of which include primary steel, petrochemical, pharmaceutical, and specialty applications for the transfer of fluids at both extremely low and high temperatures, (such as the conveying of cryogenic liquids) and a highly fragmented OEM market, as well as the maintenance and repair market.

None of our competitors appears to be dominant in more than one market. We believe that we are a leading supplier of flexible metal hose in each of the U.S. markets in which we participate. Our assessment of our overall competitive position is based on several factors. The flexible gas piping market in the U.S. is currently concentrated in the residential housing market. Based on the reports issued by the national trade groups on housing construction, the level of acceptance of flexible gas piping in the construction market, and the average usage of flexible gas piping in a residential building, we believe that we can estimate with a reasonable level of accuracy the size of the total gas piping market. In addition, the Company is a member of an industry trade group comprised of the largest manufacturers of CSST in the U.S., which compiles and distributes sales volume statistics for its members relative to flexible gas piping. Based on our sales and the statistics described above, the Company believes it can estimate its position within that market. For other applications, industry trade groups collect, and report data related to these markets, and we can then compare and estimate our status within that group as a whole. In addition, the customer base for the products that we sell, and the identity of the manufacturers aligned with those customers is fairly well known, which again allows the Company to extract information and estimate its market position. Lastly, the term “leading” implies a host of factors other than sales volume and market share position. It includes the range and capability of the product line, history of product development and new product launches, all of which information is in the public domain. Based on all this information, the Company is reasonably confident that it is indeed a leader in the major U.S. market segments in which it participates.

Development of Business

Incorporated as a Pennsylvania corporation in 1975 under the name of Tofle America, Inc., the Company was originally established as the subsidiary of a Japanese manufacturer of flexible metal hose. For a number of years, the Company was a manufacturer of flexible metal hose that was sold primarily to customers using the hose for incorporation into finished assemblies for industrial applications. The Company later changed its name to Omega Flex, Inc., and in 1996, the Company was acquired by Mestek, Inc. (Mestek).

In 2005, Mestek distributed its equity ownership in our common stock to Mestek shareholders and the shares of our common stock started trading on The NASDAQ Stock Market LLC under the stock symbol “OFLX.”

Over the years, most of the Company’s business has been concentrated in North America, but the Company also has foreign subsidiaries located in the U.K. and France, which are largely focused on European and other international markets. The Company also has a U.S. subsidiary which owns the Company’s Exton, Pennsylvania real estate and, in October 2024, formed a new U.S. subsidiary, Flex-Trac, Inc., for its MediTrac® corrugated medical gas tubing products.

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

Sales, Products and Customers

We sell our products to customers scattered across a wide and diverse set of industries ranging from construction to pharmaceutical. These sales channels include sales through independent sales representatives, distributors, OEM, and direct sales. We utilize various distribution companies in the sale of our TracPipe® and Counterstrike® CSST, and these distribution customers in the aggregate represent a significant portion of our business. In particular, the Company has one significant distribution customer, whose various branches had sales in the range of 14% to 15% of total sales during the periods of 2023 to 2024 and were 23% and 19% of the Company’s accounts receivable balance as of December 31, 2024 and 2023, respectively. All of this business is done on a purchase order basis for immediate resale commitments or stocking, and there are no long-term purchase commitments. In the event we were to lose an account, we would not expect any long-term reduction in our sales due to the broad end-user acceptance of our products. We would anticipate that in the event of a loss of any one or more distributors, that after an initial transition period, the sales of our products would resume at or near their historical levels. Furthermore, in the case of certain national distribution chains, which is the case regarding the Company’s largest customer noted above, and other distributors, it is possible that there would continue to be purchasing activity from one or more regional or branch distribution customers. We sell our products within North America, primarily in the U.S. and Canada, and we also sell our products internationally, primarily in Europe through our manufacturing facility located in Banbury, U.K. Our sales outside of North America were in the range of 3% to 4% of our total sales during the last two years, with most of the sales occurring in the U.K. and elsewhere in Europe. We do not have a material portion of our long-lived assets located outside of the U.S.

TracPipe® CSST

The Company has had the most success within the residential construction industry with its flexible gas piping products, TracPipe® CSST, which was introduced in 1997, and its more robust counterpart TracPipe® CounterStrike® CSST, which came to market in 2004. Partnered with the development of our AutoFlare® and AutoSnap® fittings and accessories, both have enjoyed wide acceptance due to their reliability and durability. In late 2023, we discontinued the AutoSnap® fitting, due to overwhelming market acceptance of the AutoFlare® fitting. Within the residential construction industry, the flexible gas piping products that we offer, and similar products offered by our competitors have sought to overcome the use of black iron pipe that has traditionally been used by the construction industry in the U.S. and Canada for the piping of fuel gases within a building. Prior to the introduction of the first CSST system in 1989, nearly all construction in the U.S. and Canada used traditional black iron pipe for gas piping. However, the advantages of CSST in areas subject to high incidence and likelihood of seismic events had been first demonstrated in Japan. In seismic testing, the CSST was shown to withstand the stresses on a piping system created by the shifting and movement of an earthquake better than rigid pipe. The advantages of CSST over the traditional black iron pipe also include lower overall installation costs because it can be installed in long uninterrupted lines within the building.

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

CounterStrike® CSST

As previously mentioned, in 2004, the Company introduced a new brand of flexible gas piping sold under the registered trademark “CounterStrike®”. CounterStrike® CSST is designed to be more resistant to damage from transient electrical arcing. In a lightning strike, the electrical energy of the lightning can energize all metal systems and components in a building. This electrical energy, in attempting to reach ground, may arc between metal systems that have different electrical resistance, and arcing can cause damage to the metal systems. In standard CSST systems, an electrical bond between the CSST and the building’s grounding electrode would address this issue, but lightning is an extremely powerful and unpredictable force. CounterStrike® CSST is designed to be electrically conductive and therefore disperse the energy of any electrical charge over the entire surface of the CounterStrike® line. In 2007, the Company introduced a new version of CounterStrike® CSST that was tested to be even more resistant to damage from electrical arcing than the original version, and substantially more effective than standard CSST products. As a result of its robust performance, the new version of CounterStrike® CSST has been widely accepted in the market, and thus during 2011, the Company made the decision to sell exclusively CounterStrike® CSST within the U.S. This move demonstrated the Company’s commitment to innovation and safety and further enhanced its leadership in the marketplace.

DoubleTrac® Piping

In 2008, the Company introduced its first double containment piping product – DoubleTrac®. DoubleTrac® double containment piping has earned stringent industry certifications for its ability to safely contain and convey liquid fuels. DoubleTrac® piping received certification from Underwriters Laboratory, the testing and approval agency, that our product is fully compliant with UL 971A, which is the product standard in the U.S. for metallic underground fuel piping, ULc S679 which is the product standard in Canada for metallic underground fuel piping, as well as approvals from other relevant state agencies that have more stringent testing procedures for the product. Additionally, DoubleTrac® is fully compliant with UL 1369, which is the bi-national U.S. and Canada standard for aboveground piping for flammable and combustible liquids. DoubleTrac® piping is one of a select few piping systems having listings and approvals for both belowground and aboveground piping systems. Similar to our flexible gas piping, DoubleTrac® piping provides advantages over older rigid pipe technologies. DoubleTrac® piping is made and can be installed in long continuous runs, eliminating the need for manually assembling rigid pipe junctions at the end of a pipe or at a turn in direction. In addition, DoubleTrac® piping has superior performance in terms of its ability to safely convey fuel from the storage tank to the dispenser, primarily because DoubleTrac® piping is essentially a zero permeation piping system, far exceeding the most stringent government regulations. Originally designed for applications involving automotive fueling stations running from the storage tank to the fuel dispenser, the ability of DoubleTrac® piping to handle a variety of installation challenges has broadened its applications to include refueling at marinas, fuel lines for back-up generators, and corrosive liquids at waste treatment plants. In short, in applications where double containment piping is required to handle potentially contaminating fluids or corrosive fluids, DoubleTrac® piping is engineered to handle those demanding applications.

DEF-Trac® Piping

DEF-Trac® piping, a complementary product which is very similar to DoubleTrac® piping, was brought to the marketplace in 2011. DEF-Trac® piping is specifically engineered to handle the demanding requirements for diesel emissions fluid (DEF). Federal regulations require all diesel engines to use DEF to reduce the particulate contaminants from the diesel combustion process. However, DEF is highly corrosive and cannot be pre-mixed with diesel fuel. This requires that new diesel trucks and automobiles must have separate tanks built into the vehicle so that the diesel emissions fluid can be injected into the catalytic converter after the point of combustion. Similarly, a large portion of fueling stations carrying diesel fuel are now also selling DEF through a separate dispenser. In addition to being highly corrosive, DEF also has a high freezing temperature, requiring a heat trace in the piping in applications in northern areas of the U.S. DEF-Trac® flexible piping is uniquely suited to handle all of these challenges, as the stainless steel inner core is corrosion resistant, and DEF-Trac® piping also comes with options for heat trace that is extruded directly into the wall of the product. In summary, DEF-Trac® piping provides a complete solution to the demanding requirements of this unique application, as such, DEF-Trac® piping has been met with wide acceptance from the industry that was searching for a solution to the new environmental requirement. The advantageous market position of DEF-Trac® has leveraged the penetration of DoubleTrac® piping into the broader market for automotive fueling applications.

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

In 2024, the Company formed a new U.S. subsidiary, Flex-Trac, Inc., for the MediTrac® CMT product line.

Additional Market Applications

In addition to the flexible gas piping and other previously described markets, our flexible metal hose is used in a wide variety of other applications. Our involvement in these markets is important because just as the flexible gas piping applications have sprung from our expertise in manufacturing metal hose, other applications may also evolve from our participation in the industry. Flexible metal hose is used in a wide variety of industrial and processing applications where the characteristics of the flexible hose in terms of its flexibility, and its ability to absorb vibration and thermal expansion and contraction, have substantial benefits over rigid piping. For example, in certain pharmaceutical processing applications, the process of developing the specific pharmaceutical may require rapid freezing of various compounds through the use of liquefied gases, such as liquefied nitrogen, helium or hydrofluorocarbons. The use of flexible metal tubing is particularly appropriate in these types of applications. Flexible metal hose can accommodate the thermal expansion caused by the liquefied gases carried through the hose, and the total length of the hose will not significantly vary. In contrast, fixed or rigid metal pipe would expand and contract along its length as the liquid gases passed through it, causing stress on the pipe junctions that would over time cause fatigue and failure. Alternatively, within certain industrial or commercial applications using steam, either as a heat source or in the industrial process itself, the pumps used to transfer the liquid or steam within the system are subject to varying degrees of vibration. Additionally, flexible metal hoses can also be used as connections between the pump and the intake of the fluids being transferred to eliminate the vibration effects of the pumps on the piping transfer system. All of these areas provide opportunities for the flexible metal hose arena, and thus the Company continues to participate in these markets, as it seeks new innovative solutions which will generate additional revenue streams for the future.

In each instance, whether the application is for CSST for fuel gases, flexible metal hose for handling specialty chemicals or gases, flexible double containment piping, unique industrial applications requiring the ability to withstand wide variations in temperature and vibration, or copper alloyed CMT for medical facilities, all of our success rests on our metal hose. Most of our flexible metal hoses range in diameter from 1/4” to 2” while certain applications require diameters of up to 16”. All of our smaller diameter pipe (2” inner diameter and smaller) are made by a proprietary process that is known as the rotary process. The proprietary process that we use to manufacture our annular hose is the result of a long-term development effort begun in 1995. Through continuous improvement over the years, we have developed and fine-tuned the process so that we can manufacture annular flexible metal hose on a high speed, continuous process. We believe that our own rotary process for manufacturing annular corrugated metal hose is the most cost efficient method in the industry, and that our rotary process provides us with a significant advantage in many of the industries in which we participate. As a result, we can generally provide our product on a demand basis. Over the years, the Company has had great success in achieving on-time delivery performance to the scheduled ship date. The quick inventory turnover reduces our costs for in-process inventory and further contributes to our gross profit levels.

Markets and Competition

There are approximately eight manufacturers or importers of flexible metal hose in the U.S., and at least that many in Europe and Asia. The U.S. manufacturers and importers include Titeflex Corporation, Ward Manufacturing, Pro-Flex, Microflex Inc., Hose Master, Pennflex, and several smaller privately held companies. No one manufacturer or importer, as a general rule, participates in more than two of the major market categories, automotive, aerospace, residential and commercial construction, and general industrial, with most concentrating on just one. We estimate that we are at or near the top position of the two major categories in which we participate regarding U.S. market share. In the flexible gas piping market, the U.S. market is currently concentrated in the residential housing market. Based on the reports issued by the national trade groups on housing construction, the level of acceptance of flexible gas piping in the construction market, and the average usage of flexible gas piping in a residential building, as well as through our sales position within that market, we can estimate with a high level of accuracy the size of the total gas piping market. In addition, the Company is a member of an industry trade group which compiles and distributes sales statistics for its members relative to flexible gas piping. For other applications, industry trade groups collect and report on the size of the relevant market, and we can estimate our percentage of the relevant market based on our sales as compared to the market as a whole. The larger of our two markets, the construction industry, has seen a modest decrease in the number of residential housing starts in 2024, as compared to the previous year. As discussed elsewhere, black iron pipe or copper tubing was historically used by all builders of commercial and residential buildings until the advent of flexible gas piping and changes in the relevant building codes. Since that time, flexible gas piping has taken an increasing share of the total amount of fuel gas piping used in construction.

Due to the number of applications in which flexible metal hose may be used, and the number of companies engaged in the manufacture, import and sale of flexible metal hose, the general industrial market is very fragmented, and we estimate that no one company has a predominant market share of the business over other competitors. In the market for double containment piping, we compete primarily against rigid pipe systems that are more costly to install than DoubleTrac® double containment piping. For medical tubing applications, the main competitor is medical grade (Type K or Type L) rigid copper pipe. MediTrac® CMT is the only corrugated medical tubing in the U.S. that is approved to the stringent requirements of UL 1365. The general industrial markets within Europe are very mature and tend to offer opportunities that are interesting to us in niche markets or during periods in which a weak dollar increases the demand for our products on a competitive basis. Currently, we are not heavily engaged in the manufacture of flexible metal hose for the aerospace or automotive markets, but we continue to review opportunities in all markets for our products to determine appropriate applications that will provide growth potential and high margins. In some cases, where the product offering is considered a commodity, price is the overriding competing factor. In other cases, a proprietary product offering, or superior performance will be the major factors with pricing being secondary, and in some cases, an even lesser factor. Most of our sales are to distributors and wholesalers, and our relationships with these customers are on an arms-length basis in that neither we nor the customers are so dependent on the other to yield any significant business advantage. See Note 2, Significant Accounting Policies — Significant Concentrations, to the Consolidated Financial Statements included in this report for additional details. From our perspective, we can maintain a steady demand for our products due to broad acceptance of our products by end users, regardless of which distributor or wholesaler sells the product.

Resources and Raw Materials

We use various materials in the manufacture of our products, primarily stainless steel for our flexible metal hose and plastics for our jacketing material on TracPipe® CounterStrike® CSST and DoubleTrac® double containment piping, as well as a copper alloy for our MediTrac® CMT. We also purchase all of our proprietary fittings for use with the TracPipe® and CounterStrike® CSST, DoubleTrac® double containment piping, and MediTrac® CMT. We have multiple sources qualified for all of our major raw materials and components. Nickel is a prime material in stainless steel which the Company utilizes to manufacture CSST, and copper is a key component of the Company’s brass fittings and our MediTrac® CMT. Fortunately, the Company was able to maintain reasonably stable margins during 2024 as the cost of these prime materials, mainly nickel, decreased. We believe that with our purchase commitments for stainless steel, polyethylene and for our proprietary fittings, we have adequate sources of supply for these raw materials and components. Like most other manufacturers, we had sporadic supply chain issues in 2024, but we believe our multiple suppliers have sufficient raw materials and capacity minimizing any potential disruption. We believe that the supply sufficiency of stainless steel will continue until there is a reduction in global capacity, such as mine closures, which would then cause constriction. Volatility in the commodities marketplace and competitive conditions in the sale of our products could potentially restrict us from passing along raw materials or component part price increases to our customers.

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

Human Capital

As of December 31, 2024, the Company and its subsidiaries had approximately 175 full-time employees and no part-time employees.

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

Most of our sales are derived from the sale of TracPipe® and CounterStrike® CSST systems, including Autoflare® fittings and a variety of accessories. Sales of our flexible metal hose for other applications represent a small portion of our overall sales and income. Any event or circumstance that adversely affects our TracPipe® or CounterStrike® CSST could have a greater impact on our business and financial results than if our business were more evenly distributed across several different product lines. The effects of such an adverse event or circumstance would be magnified in terms of our company as a whole as compared to one or more competitors whose product lines may be more diversified, or who are not as reliant on the sales generated by their respective flexible gas piping products. Therefore, risks relating to our TracPipe® and CounterStrike® CSST business – in particular, loss of distributors or sales channels, technological changes, loss of our key personnel involved in the flexible gas piping product line, increases in commodity prices, particularly in stainless steel, copper, and polyethylene – could damage our business, competitive position, results of operations or financial condition.

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

Of the various sales channels that we use to sell our products, a significant portion of such sales are made through our wholesale stocking distributors. These and other distributors purchase our products, and stock the goods in warehouses for resale, either to their own local branches or to end users. Because of the breadth and penetration of the distribution networks, and the range of complementary products they offer for sale, these wholesale distributors can sell large amounts of our products to end users across the U.S. and Canada. The decision by a major wholesaler distributor to stop distributing our products such as TracPipe® and CounterStrike® CSST, and to distribute a competitive flexible gas piping product, could significantly affect our business, competitive position, results of operations or financial condition.

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

Our business may be subject to macroeconomic effects caused by increased trade tariffs, changes to existing trade agreements and changes in international trade relations.

Changes in U.S. and foreign government trade policies, including tariffs and potential modifications to existing trade agreements, and further restrictions on free trade, are introducing uncertainty. These increased tariffs may cause the cost of materials to rise and may add additional expenses to exported goods. However, we do not believe that increased tariffs will materially affect our sales or gross profits, as most of the raw materials and supplies used to manufacture our products are sourced domestically in the U.S. and most of our sales of product manufactured in the U.S. are domestic. Further, exports of our flexible gas piping products from our Exton, Pennsylvania facility are primarily to Canada. Sales to Europe, Asia and Africa are primarily handled from our U.K and France facilities, which are not affected by U.S. trade tariffs and retaliatory tariffs but may be subject to other border and customs controls which could increase costs and delay incoming and outgoing shipments.

Our international sales subject us to additional risks that can adversely affect our business, operating results, and financial condition.

During 2024 and 2023, we derived 3% to 4% of our revenue from sales to customers located outside the U.S. Our ability to convince customers to expand their use of our products or renew their agreements with us is directly correlated to our direct engagement with such customers. To the extent that we are unable to engage with non-U.S. customers effectively, we may be unable to grow sales to international customers to the same degree we have experienced in the past.

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

As a manufacturer of flexible metal hose, we must use certain raw materials in the manufacture of the hose. The primary raw material is stainless steel that is used in the forming of the hose, and various other steel products used in the wire braid overlay over some flexible metal hoses for additional strength and durability, as well as copper alloy for MediTrac® CMT. We also use polyethylene in pellet form for the forming and extrusion of a polyethylene jacket over CSST for use in fuel gas applications, underground installations, and other installations that require that the metal hose be isolated from the environment. Finally, we also purchase brass and stainless steel for our proprietary fittings used with the flexible metal hose that provides a mechanical means of attaching the hose to an assembly or junction. We attempt to limit the effects of volatile raw material prices, and to ensure adequate and timely supply of material, by committing to annual purchase contracts for the bulk of our steel and polyethylene requirements, and for our fitting requirements. The contracts typically represent a significant portion of our annual planned usage and are set at a designated fixed price or a range of prices. These agreements sometimes require us to accept delivery of the commodity in the quantities committed, at the agreed upon prices. Transactions in excess of the pre-arranged commitments are conducted at current market prices at our discretion. We have identified multiple qualified vendors to produce or manufacture our critical purchase requirements. Although we tend to rely on more than one source for each or our primary components to leverage the relationship and pricing, there is no assurance that we would be able to eliminate all or most of the adverse effects of a sudden increase in the cost of materials or key components, or that the loss of one or more of our key sources would not lead to higher costs or a disruption in our business, which could damage our business, competitive position, results of operations or financial condition.

If we were to lose the services of one or more members of our senior management team, we may not be able to execute our business strategy.

Our future success depends in large part upon the continued service of key members of our senior management team. The senior executives are critical to the development of our products and our strategic direction and have a keen knowledge of business operations and processes. Their unique abilities, experience and expertise cannot be easily duplicated or replaced. Although, as much as possible, senior executives strive to educate and develop other layers of staff for succession planning purposes, the loss of any members of our current senior management could seriously harm our business.

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

Our TracPipe® and CounterStrike® CSST products are used to convey fuel gas, primarily natural gas, but also propane within a building from the exterior wall of the building to any gas-fired appliances within the building. Because those products are used in the transmission of fuel gas, the applications are limited to geographic areas where such fuel gas is available. Certain geographic areas of the U.S. and other countries do not have the infrastructure to make natural gas available. Other types of fuel gas may be used in areas where there are no natural gas pipelines, but these alternate fuel gas sources have other distribution issues that may constrict their availability. Our prospects for future growth of the TracPipe® and CounterStrike® CSST products are largely limited to those areas that have natural gas transmission lines available for use in residences and commercial buildings.

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

Borrowings under our credit facility bear interest at a rate per annum of either, at our election, (i) Term SOFR plus a margin or (ii) the Prime Rate plus a margin, with the applicable margin depending on specified financial ratios. Since the initial publication of SOFR, daily changes in the rate have, on occasion, been more volatile than daily changes in comparable benchmark or market rates, and SOFR over time may bear little or no relation to the historical actual or historical indicative data. As of December 31, 2024, we had no outstanding borrowings under this credit facility. If we were to borrow under this credit facility, it is possible that the volatility of SOFR could result in higher borrowing costs for us and could adversely affect our liquidity, financial condition, or earnings.

Our business may be subject to varying demands based on market interest rates.

Our TracPipe® and CounterStrike® CSST products are used in the construction industry, both in residential, commercial, and industrial segments, for the piping of fuel gas within a building. The demand for new or remodeled construction in the construction industry – and in particular the residential construction industry – is susceptible to fluctuations in interest rates charged by banks and other financial institutions as well as consumer demand. The purchasers of new or remodeled construction generally finance the construction or acquisition of the residential, commercial, or industrial buildings, and increases in the interest rates on such financing raise the acquisition cost of the potential purchaser. Interest rates have been increasing and there is no guarantee that they will not continue to increase in the future. If costs continue to increase, a higher number of potential buyers may not be able to support the level of financing under a higher interest rate environment. Increased acquisition costs may lead to a continued decline in the demand for new or remodeled construction, and as a result may also lead to a continued, reduced demand for our products used in the construction industry, which could damage our business, competitive position, results of operations or financial condition.

Our business may be subject to cyclical demands.

The demand for our products may be subject to cyclical demand in the markets in which we operate. Our customers who use our products in industrial and commercial applications are generally manufacturing capital equipment for their customers. Similarly, our TracPipe® and CounterStrike® CSST products are used primarily in residential construction, both in single-family buildings, and in larger multi-unit buildings. Should there be any change in factors that affect the rate of new residential construction, our growth rate would likely be impacted. To the extent that interest rates increase, in conjunction with an economic cycle or as part of the general economic conditions in the U.S. or abroad, the demand for our products in such applications may decrease as well, which could damage our business, competitive position, results of operations or financial condition.

Our business may be subject to seasonal or weather related factors.

The demand for our products may be affected by factors relating to seasonal demand for the product, or a decline in demand due to inclement weather. Our TracPipe® and CounterStrike® CSST products are installed in new or remodeled buildings, including homes, apartment buildings, office buildings, warehouses, and other commercial or industrial buildings. Generally, the rate of new or remodeled buildings in the U.S. and in the other geographic markets in which we are present decline in the winter months due to the inability to dig foundations, challenges at the job site relating to snow, or generally due to low temperatures and stormy weather. As the rate of construction activity declines during the winter, the demand for our corrugated stainless steel tubing may also decrease or remain static.

Our business may be subject to the impact of currency volatility.

We have operations in the U.K. and France, and execute business transactions elsewhere in the world outside of the U.S. While the magnitude of these transactions outside of the U.S. have thus far not been significant, and typically not in currencies of high volatility, it is possible that they could be material. Events such as Brexit, or other instances of political and economic turmoil or uncertainty, could create a weakened British Pound (“BP”), Euro and Canadian Dollar (“CAD”) in comparison to other currencies. A weakened BP, Euro or CAD would in turn have a direct negative impact, as we would experience losses when settling transactions in other currencies, and experience unfavorable results due to the translation of financial statements with a lower exchange rate. During the fourth quarter of 2024, the U.S. Dollar strengthened relative to the value of the BP, Euro and CAD partly due to the results of the U.S. elections. This in turn had a direct negative impact on the Company’s financial statements and results. Going forward, it is possible that the BP, Euro, CAD, and other currencies that we engage in may materially impact on our financial position, operations, or liquidity.

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

As of December 31, 2024, approximately 65% of our issued and outstanding common stock was owned or controlled by certain of our directors and officers and their respective affiliates, with the largest holders being: The John E. Reed Trust and other Reed family trusts, Stewart B. Reed, and Kevin R. Hoben. Stewart B. Reed currently serves as Vice Chairman of the Board of Directors, and Mr. Hoben serves as the Executive Chairman of the Board. This concentration of ownership may have the effect of reducing the volume of trading of the common stock on the NASDAQ. A decrease in trading volume could result in lower prices for the common stock because there is not a sufficient supply of shares to create a vibrant market for our shares on the NASDAQ, or inversely could drive the common stock price higher when demand exceeds supply.

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

Item 2 - PROPERTIES

The Company owns two facilities in Exton, Pennsylvania, which is located approximately one hour west of Philadelphia, Pennsylvania. These facilities contain approximately 113,000 square feet of manufacturing and office space. Most of the manufacturing of flexible metal hose is performed at the Exton facilities. In the U.S., the Company also leases facilities in West Chester, Pennsylvania, providing approximately 28,000 square feet of warehousing and storage, quality control, distribution, and office space and in Houston, Texas, providing approximately 25,000 square feet for manufacturing, stocking and sales operations. The Company also leases office space in Middletown, Connecticut. In the U.K., the Company leases a facility in Banbury, England, which manufactures products and serves sales, warehousing, and operational functions.

Item 3 - LEGAL PROCEEDINGS

See legal proceedings disclosure in Note 7, Commitments and Contingencies, to the Consolidated Financial Statements included in this report.

Item 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is listed on the NASDAQ Global Market, under the symbol OFLX. The number of shareholders of record as of December 31, 2024, based on inquiries of the registrant’s transfer agent, was 277. For this purpose, shareholders whose shares are held by brokers on behalf of such shareholders (shares held in “street name”) are not separately counted or included in that total.

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

The Company’s business is managed as a single operating segment that consists of the manufacture and sale of flexible metal hose, fittings, and accessories. The Company’s products are concentrated in residential and commercial construction within buildings, and general industrial markets, with a comprehensive portfolio of intellectual property and patents issued in various countries around the world. The residential and commercial construction market also utilizes corrugated stainless steel tubing (“CSST”) primarily for flexible gas piping. Through its flexibility and ease of use, the Company’s TracPipe® CSST and TracPipe® CounterStrike® CSST, along with its fittings distributed under the trademark AutoFlare®, allows users to substantially cut the time required to install gas piping, as compared to traditional methods. The Company’s newest product line MediTrac® corrugated medical tubing (“CMT”) is used for piping medical gases (oxygen, nitrogen, nitrous oxide, carbon dioxide, and medical vacuum) in health care facilities. Building on the recognized strengths and strategies employed in the flexible gas piping market, MediTrac® CMT can be used in place of rigid copper pipe, and due to its long continuous lengths and flexibility, it can be installed approximately five times faster than rigid copper pipe, saving on installation labor and construction schedules. The Company’s products are manufactured at its Exton, Pennsylvania and Houston, Texas facilities in the U.S., and in Banbury, Oxfordshire in the U.K. A majority of the Company’s sales across all industries are generated through independent outside sales organizations such as sales representatives, wholesalers and distributors, or a combination of both. The Company has a broad distribution network in North America and to a lesser extent in other global markets.

Changes in Financial Condition

The Company’s cash and cash equivalents balance of $51,699,000 as of December 31, 2024 increased $5,343,000 or 11.5% from a $46,356,000 balance at December 31, 2023. The primary reason for the increase is due to income generated from operations during 2024. This was partially offset by dividend payments during 2024 totaling $13,527,000, as detailed in Note 12, Shareholders’ Equity, to the Consolidated Financial Statements included in this report. See the Company’s Consolidated Statements of Cash Flows for further details regarding the change in cash and cash equivalents.

Retained earnings were $72,880,000 and $68,493,000 as of December 31, 2024 and December 31, 2023, respectively, increasing $4,387,000 or 6.4%. The increase was primarily due to an increase from net income during the year, as provided on the Company’s Consolidated Statements of Operations, partially offset by dividends declared during 2024, as discussed in detail in Note 12, Shareholders’ Equity, to the Consolidated Financial Statements included in this report.

Results of Operations

Twelve months ended December 31, 2024 vs. twelve months ended December 31, 2023

The Company reported comparative results from operations for the twelve month periods ended December 31, 2024 and 2023 as follows:

	Twelve-months ended December 31, (dollars in thousands)

	2024	%	2023	%

Net Sales	$101,681	100.0%	$111,465	100.0%
Gross Profit	$62,263	61.2%	$68,365	61.3%
Operating Profit	$21,571	21.2%	$25,799	23.1%

Net Sales. The Company’s sales for the year were $101,681,000, reflecting a decrease of $9,784,000, or 8.8%, compared to $111,465,000 in the previous year. The decrease in sales is mainly due to lower sales unit volumes as a result of the overall market being suppressed because of, among other factors, a decline in housing starts.

Gross Profit. The Company’s gross profit margins were 61.2% and 61.3% for the years ended December 31, 2024, and 2023, respectively.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expenses were $20,539,000 and $20,993,000 for 2024 and 2023, respectively, representing a decrease of $454,000, or 2.2%. The decrease is mostly related to commissions due to the lower net sales, which were partially offset by higher travel. As a percentage of net sales, selling expenses were 20.2% and 18.8% for the twelve months ended December 31, 2024 and 2023, respectively.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services. General and administrative expenses were $16,085,000 and $17,705,000 for the years ended December 31, 2024 and 2023, respectively, decreasing $1,620,000, or 9.1% between periods. The incentive compensation component which is aligned with profitability decreased due to lower operating profit and due to changes in the executive management team at the beginning of the year. In addition, product liability reserves and expenses and stock based compensation, which moves in relation to the Company’s stock price, as detailed in Note 8, Stock Based Compensation Plans, were lower. These were partly offset by increases in staffing related costs, computer and information technology related expenses, and umbrella insurance premiums. As a percentage of net sales, general and administrative expenses were 15.8% and 15.9% for the twelve months ended December 31, 2024 and 2023, respectively.

Engineering Expenses. Engineering expenses consist of development expenses associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes. Engineering expenses increased $200,000 or 5.2% between periods, being $4,068,000 and $3,868,000 for the years ended December 31, 2024 and 2023, respectively, mainly associated with increases in consulting and staffing related costs. As a percentage of net sales for the year, engineering expenses were 4.0% in 2024 and 3.5% in 2023.

Operating Profit. Reflecting all the factors mentioned above, operating profits decreased $4,228,000, or 16.4%, between periods, reflecting a profit of $21,571,000 in 2024, as compared to $25,799,000 in 2023.

Interest Income. Interest income is recorded on investments in cash equivalents, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. The Company recorded interest income of $2,278,000 for 2024, compared to $1,700,000 for 2023. The increase in interest income was mainly due to higher invested cash equivalent balances during 2024. There were no borrowings on its line of credit during 2024 or 2023.

Other Income (Expense). Other income (expense) primarily consists of foreign currency exchange gains (losses) on transactions settled in currencies other than the Company’s local currency, typically related to the Company’s foreign U.K. and France subsidiaries and Canada. The Company recognized other expense of $227,000 during 2024 and other income of $46,000 during 2023.

Income Tax Expense. Income tax expense was $5,707,000 for 2024, compared to $6,825,000 for 2023. The $1,118,000 or 16.4% decrease in tax expense was largely the result of the decrease in income before taxes. The effective tax rate for 2024 and 2023 was approximately 24% and 25% of income before taxes respectively.

Commitments and Contingencies

See Note 7 to the Consolidated Financial Statements included in this report for a detailed description of commitments and contingencies.

Liquidity and Capital Resources

Historically, the Company’s primary cash needs have been related to working capital items, which the Company has largely funded through cash generated from operations.

As of December 31, 2024, the Company had a cash and cash equivalents balance of $51,699,000. Additionally, the Company has a $15,000,000 line of credit available, as discussed in detail in Note 6, Line of Credit and Other Borrowings, which had no borrowings outstanding against it as of December 31, 2024. As of December 31, 2023, the Company had a cash and cash equivalents balance of $46,356,000, with no borrowings against the line of credit.

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For 2024, the Company’s cash provided from operating activities was $20,857,000, compared to $23,422,000 of cash provided during 2023. This illustrates a decrease of $2,565,000 during 2024. For details of the operating cash flows refer to the Consolidated Statements of Cash Flows in the Company’s Consolidated Financial Statements.

As a general trend, the Company tends to deplete or generate lower amounts of cash early in the year, as significant payments are typically made for accrued promotional incentives, incentive compensation, and taxes. Cash has then historically shown a tendency to be restored and accumulated during the latter portion of the year.

Investing Activities

Cash used in investing activities during 2024 and 2023 was $2,006,000 and $1,642,000, respectively, all related to various capital expenditure projects.

Financing Activities

All financing activities relate to dividend payments, which are detailed in Note 12, Shareholders’ Equity, in the Consolidated Financial Statements included in this report. Dividend payments for 2024 and 2023 amounted to $13,527,000 and $13,124,000, respectively. The Company had no borrowings or payments on its line of credit during 2024 or 2023 as described in Note 6, Line of Credit and Other Borrowings.

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

Revenue Recognition

The Company applies the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”). The standard requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The principle of Topic 606 is achieved through applying a five-step approach, which is discussed further in the Notes to the Consolidated Financial Statements. The Company sells goods on typical, unmodified free on board (FOB) shipping point terms. As the seller, it can be determined that the shipped goods meet the agreed-upon specifications in the contract or customer purchase order (e.g., items, quantities, and prices) with the buyer, so customer acceptance would be deemed a formality, as noted in ASC 606-10-55-86. As a result, the Company has a legal right to payment upon shipment of the goods. Based upon the above, the Company has concluded that transfer of control substantively transfers to the customer upon shipment. Other than standard product warranty provisions, the sales arrangements provide for no other post-shipment obligations. The Company offers rebates and other sales incentives, promotional allowances, or discounts to certain customers, typically related to purchase volume, and are classified as a reduction of revenue and recorded at the time of sale. The Company periodically evaluates whether an allowance for sales returns is necessary. Historically, the Company has experienced minimal sales returns. If it is believed there are to be material potential sales returns, the Company will provide the necessary provision against sales.

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

Goodwill

In accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other (ASU 2017-04), using the simplified method as adopted, the Company performed an annual impairment test as of December 31, 2024. This test did not indicate any impairment of goodwill as the Company’s estimated fair value of the reporting unit exceeded carrying value. The test may be performed more frequently if we believe indicators of impairment might exist. These indicators may include changes in macroeconomic and industry conditions, overall financial performance, and other relevant entity-specific events.

Product Liability Reserves

Product liability reserves represent the estimated unpaid amounts under the Company’s insurance policies with respect to existing claims. The Company uses the most current available data to estimate claims. As explained more fully under Note 7, Commitments and Contingencies, to the Consolidated Financial Statements included in this report for various product liability claims covered under the Company’s general liability insurance policies, the Company must pay certain defense and settlement costs within its deductible or self-insured retention limits, ranging primarily from $250,000 to $3,000,000 per claim, depending on the terms of the policy and the applicable policy year, up to an aggregate amount. The Company is vigorously defending against all known claims. It is possible that the Company may incur increased litigation costs in the future due to a variety of factors, including a higher number of claims, higher financial magnitude of claims, higher legal costs, and higher insurance deductibles or retentions. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. From time to time, depending upon the nature of a particular case, the Company may decide to spend more than a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the Consolidated Financial Statements primarily represents an accrual for legal costs for services previously rendered, settlements for Claims not yet paid, and anticipated settlements for claims within the Company’s remaining retention under its insurance policies.

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

The Plan has been amended and restated, for all grants made starting January 1, 2023, to set the vesting method to three-year cliff vesting following the grant date, with full value paid upon maturity. Additionally, for grants made starting January 1, 2023, upon retirement at age 67 or greater, and with one year of continuous service prior to retirement, vesting of the issued grant(s) would accelerate on a pro-rata basis, 1/3 per year from the grant date. The amended and restated plan did not have a material impact upon compensation expense.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The purpose of the guidance is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The amendment is effective for fiscal years beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024. The impact of the adoption did not have a material impact on the Company’s Consolidated Financial Statements.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires new tabular disclosures disaggregating prescribed expense categories within relevant income statement captions. The amendment is effective for annual periods beginning after December 15, 2026 and interim periods in fiscal years beginning after December 15, 2027. The Company is in the process of evaluating the impact of ASU No. 2024-03 on its Consolidated Financial Statements.

Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Omega Flex, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Omega Flex, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Omega Flex, Inc. and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 7, 2025, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Product liability claims

As described in Notes 2 and 7 of the financial statements, the Company is subject to periodic lawsuits, investigations and claims, primarily relating to potential lightning damage to its flexible gas piping products (the “Claims”). The Company accrues an estimated product liability reserve related to the resolution cost of the Claims for which management believes a loss is probable of occurring, and the amount of the loss is reasonably estimable and also discloses the aggregate maximum exposure for all open Claims. As of December 31, 2024, the Company accrued a product liability reserve of $706,000 and disclosed that the aggregate maximum exposure for all current open Claims is estimated not to exceed $3,620,000. Due to the uncertainty of potential costs to be incurred related to the Claims, and the uncertainty of the ultimate outcome of each of the individual Claims, management applies significant judgments and estimates in determining the probability that a loss has been incurred and the amount to accrue for such loss.

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

Boston, Massachusetts

March 7, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Omega Flex, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Omega Flex, Inc.’s (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated March 7, 2025 expressed an unqualified opinion.

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

/s/ RSM US LLP

Boston, Massachusetts

March 7, 2025

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

(Dollars in Thousands, except Common Stock par value)

	2024	2023

ASSETS
Current Assets:
Cash and Cash Equivalents	$51,699	$46,356
Accounts Receivable - less allowances of $866 and $1,126, respectively	14,381	15,361
Inventories - Net	14,559	15,597
Other Current Assets	2,983	2,874
Total Current Assets	83,622	80,188

Right-Of-Use Assets - Operating	4,944	2,940
Property and Equipment - Net	9,700	8,951
Goodwill - Net	3,526	3,526
Deferred Taxes	365	189
Other Long Term Assets	3,734	4,440
Total Assets	$105,891	$100,234

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,661	$2,090
Accrued Compensation	1,989	3,198
Accrued Commissions and Sales Incentives	3,873	4,428
Dividends Payable	3,432	3,332
Taxes Payable	710	190
Lease Liability - Operating	712	454
Other Liabilities	4,061	4,390
Total Current Liabilities	17,438	18,082

Lease Liability - Operating, net of current portion	4,566	2,492
Deferred Taxes	181	-
Taxes Payable Long Term	-	205
Other Long Term Liabilities	525	603
Total Liabilities	22,710	21,382

Commitments and Contingencies (Note 7)

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 share: authorized 20,000,000 shares: 10,153,633 shares issued and 10,094,322 shares outstanding as of December 31, 2024 and December 31, 2023, respectively	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	11,025	11,025
Retained Earnings	72,880	68,493
Accumulated Other Comprehensive Loss	(892)	(930)
Total Omega Flex, Inc. Shareholders’ Equity	83,114	78,689
Noncontrolling Interest	67	163

Total Shareholders’ Equity	83,181	78,852

Total Liabilities and Shareholders’ Equity	$105,891	$100,234

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,

(Amounts in Thousands, except per Common Share Data)

	2024	2023

Net Sales	$101,681	$111,465

Cost of Goods Sold	39,418	43,100

Gross Profit	62,263	68,365

Selling Expense	20,539	20,993
General and Administrative Expense	16,085	17,705
Engineering Expense	4,068	3,868

Operating Profit	21,571	25,799

Interest Income	2,278	1,700
Other Income (Expense)	(227)	46

Income Before Income Taxes	23,622	27,545

Income Tax Expense	5,707	6,825

Net Income	17,915	20,720
Less: Net Loss – Noncontrolling Interest	99	43

Net Income attributable to Omega Flex, Inc.	$18,014	$20,763

Basic and Diluted Earnings per Common Share	$1.78	$2.06

Cash Dividends Declared per Common Share	$1.35	$1.31

Basic and Diluted Weighted Average Shares Outstanding	10,094	10,094

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31,

(Dollars in Thousands)

	2024	2023

Net Income	$17,915	$20,720

Other Comprehensive Income:
Foreign Currency Translation Adjustment	41	183
Other Comprehensive Income	41	183

Comprehensive Income	17,956	20,903

Comprehensive Loss Attributable to the Noncontrolling Interest	96	33

Total Comprehensive Income	$18,052	$20,936

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2024 and 2023

(Amounts in Thousands, Except Share Amounts)

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
December 31, 2022	10,094,322	$102	$(1)	$11,025	$60,954	$(1,103)	$196	$71,173

Net Income					20,763		(43)	20,720
Cumulative Translation Adjustment						173	10	183
Dividends Declared					(13,224)			(13,224)

December 31, 2023	10,094,322	$102	$(1)	$11,025	$68,493	$(930)	$163	$78,852

Net Income					18,014		(99)	17,915
Cumulative Translation Adjustment						38	3	41
Dividends Declared					(13,627)			(13,627)

December 31, 2024	10,094,322	$102	$(1)	$11,025	$72,880	$(892)	$67	$83,181

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

(Dollars in Thousands)

	2024	2023

Cash Flows from Operating Activities:
Net Income	$17,915	$20,720
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Non-Cash Compensation Expense	54	292
Non-Cash Lease Expense	759	462
Depreciation and Amortization	1,255	1,099
Provision for Losses on Accounts
Receivable, net of write-offs and recoveries	(259)	5
Deferred Taxes	5	728
Provision for Inventory Reserves	177	1,107
Changes in Assets and Liabilities:
Accounts Receivable	1,231	2,182
Inventories	829	1,227
Other Assets	598	1,344
Accounts Payable	574	(205)
Accrued Compensation	(1,209)	(590)
Accrued Commissions and Sales Incentives	(556)	(572)
Lease Liabilities	(432)	(461)
Other Liabilities	(84)	(3,916)
Net Cash Provided by Operating Activities	20,857	23,422

Cash Flows from Investing Activities:
Capital Expenditures	(2,006)	(1,642)
Net Cash Used In Investing Activities	(2,006)	(1,642)

Cash Flows from Financing Activities:
Dividends Paid	(13,527)	(13,124)
Net Cash Used In Financing Activities	(13,527)	(13,124)

Net Increase in Cash and Cash Equivalents	5,324	8,656
Translation effect on cash	19	(3)
Cash and Cash Equivalents - Beginning of Year	46,356	37,703
Cash and Cash Equivalents - End of Year	$51,699	$46,356

Supplemental Disclosure of Cash Flow Information
Cash paid for Income Taxes	$5,535	$6,057
Cash paid for Interest	$-	$-
Declared Dividend	$3,432	$3,332

Additions to Right-Of-Use Assets obtained from new operating Lease Liabilities	$2,804	$65

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND CONSOLIDATION

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of Omega Flex, Inc. and its subsidiaries (collectively the “Company”). The Company’s audited Consolidated Financial Statements for the years ended December 31, 2024 and 2023 have been prepared in accordance with accounting standards set by the Financial Accounting Standards Board (FASB) and Article 5 of Regulation S-X. All material intercompany accounts and transactions have been eliminated in consolidation.

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

The principle of Topic 606 is achieved through applying the following five-step approach:

●	Identification of the contract, or contracts, with a customer — a contract with a customer exists when the Company enters into an enforceable contract with a customer, typically a purchase order initiated by the customer, that defines each party’s rights regarding the goods to be transferred and identifies the payment terms related to these goods.

●	Identification of the performance obligations in the contract — performance obligations promised in a contract are identified based on the goods that will be transferred to the customer that are distinct, whereby the customer can benefit from the goods on their own or together with other resources that are readily available from third parties or from us. Persuasive evidence of an arrangement for the sale of product must exist. The Company ships products in accordance with the purchase order and standard terms as reflected within the Company’s order acknowledgments and sales invoices.

●	Determination of the transaction price — the transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods to the customer. This would be the agreed upon quantity and price per product type in accordance with the customer purchase order, which is aligned with the Company’s internally approved pricing guidelines.

●	Allocation of the transaction price to the performance obligations in the contract — if the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. This applies to the Company as there is only one performance obligation to ship the goods.

●	Recognition of revenue when, or as, the Company satisfies a performance obligation — the Company satisfies performance obligations at a point in time when control of the goods transfers to the customer. Determining the point in time when control transfers requires judgment. Indicators considered in determining whether the customer has obtained control of a good include:

●	The Company has a present right to payment
●	The customer has legal title to the goods
●	The Company has transferred physical possession of the goods
●	The customer has the significant risks and rewards of ownership of the goods
●	The customer has accepted the goods

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

Accounts receivable, net of allowances, was $17,503,000 as of January 1, 2023.

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

The reserve for credit losses, which include future credits, discounts, and doubtful accounts, was $866,000 and $1,126,000 as of December 31, 2024 and 2023, respectively.

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

Goodwill

In accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other, using the simplified method as adopted, the Company performed an annual impairment test as of December 31, 2024. This analysis did not indicate any impairment of goodwill.

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

Further details of the Plan are provided in Note 8, Stock Based Compensation Plans, of the Consolidated Financial Statements included in this report.

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

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of December 31, 2024 and 2023, each of the Company’s leases is classified as an operating lease.

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

The Company determines if a contract is a lease at the inception of the arrangement. The Company reviews all options to extend, terminate, or purchase its right-of-use assets at the inception of the lease and accounts for these options when they are reasonably certain to be exercised. Certain leases contain non-lease components, such as common area maintenance, which are generally accounted for separately. In general, the Company will assess if non-lease components are fixed and determinable, or variable, when determining if the component should be included in the lease liability. For purposes of calculating the present value of the lease obligations, the Company utilizes the implicit interest rate within the lease agreement when known and/or determinable and otherwise utilizes its incremental borrowing rate at the time of the lease agreement.

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

Advertising Expense

Advertising costs are charged to operations as incurred and are included in selling expenses in the accompanying Consolidated Statements of Operations. Such charges aggregated $900,000 and $913,000 for the years ended December 31, 2024 and 2023, respectively.

Research and Development Expense

Research and development expenses are charged to operations as incurred. Such charges totaled $301,000 and $433,000 for the years ended December 31, 2024 and 2023, respectively and are included in engineering expenses in the accompanying Consolidated Statements of Operations.

Shipping Costs

Shipping costs are included in selling expenses in the accompanying Consolidated Statements of Operations. The expenses relating to shipping were $2,726,000, and $2,740,000 for the years ended December 31, 2024 and 2023, respectively.

Earnings per Common Share

Basic earnings per share have been computed using the weighted-average number of common shares outstanding. For the periods presented, there are no dilutive securities. Consequently, basic and diluted earnings per share are the same.

Currency Translation

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates prevailing on the balance sheet dates. The assets and liabilities denominated in foreign currencies relate to the Company’s U.K. subsidiary whose functional currency is the British Pound, the U.K. subsidiary’s France subsidiary whose functional currency is the Euro, and cash and accounts receivable denominated in Canadian dollars. The Consolidated Statements of Operations are translated into U.S. dollars at average exchange rates for the period. Adjustments resulting from the translation of financial statements are excluded from the determination of income and are accumulated in a separate component of shareholders’ equity. Exchange gains and losses resulting from foreign currency transactions are included in the statements of operations in the period in which they occur.

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

Other Comprehensive Income

For the years ended December 31, 2024 and 2023, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentrations

One customer represented 15% and 14% of sales during 2024 and 2023, respectively, and that same customer accounted for 23% and 19% of the accounts receivable balance as of December 31, 2024 and 2023, respectively. No other customer represented more than 10% of sales or accounts receivable. Geographically, North America accounted for 97% and 96% of the Company’s sales during 2024 and 2023, respectively. The remaining portion of sales for each respective year was scattered among other countries, with the U.K. being the Company’s most dominant market outside North America.

Subsequent Events

The Company evaluates all events or transactions through the date of the related filing that may have a material impact on its Consolidated Financial Statements. Refer to Note 15, Subsequent Events, to the Consolidated Financial Statements included in this report.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The purpose of the guidance is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The amendment is effective for fiscal years beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024. The impact of the adoption did not have a material impact on the Company’s Consolidated Financial Statements.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires new tabular disclosures disaggregating prescribed expense categories within relevant income statement captions. The amendment is effective for annual periods beginning after December 15, 2026 and interim periods in fiscal years beginning after December 15, 2027. The Company is in the process of evaluating the impact of ASU No. 2024-03 on its Consolidated Financial Statements.

3. INVENTORIES

Inventories, net of reserves of $864,000 and $692,000 as of December 31, 2024 and 2023, respectively, consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Finished Goods	$6,676	$6,161
Raw Materials	7,883	9,436
Inventories - Net	$14,559	$15,597

See Note 5, Other Long Term Assets, for details on inventories which are estimated to be used beyond the next twelve months.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following As of December 31:

	2024	2023	Depreciation and Amortization Est. Useful Lives
	(in thousands)
Land	$1,205	$1,205
Buildings	6,933	6,640	39 Years
Leasehold Improvements	960	403	3-10 Years (Lesser of Life or Lease)
Equipment	18,277	17,143	3-10 Years
	27,375	25,391
Accumulated Depreciation	(17,675)	(16,440)
Property and Equipment - Net	$9,700	$8,951

The above amounts include capital related items of $341,000 and $1,349,000 as of December 31, 2024 and 2023, respectively, which had not yet been placed in service by the Company, and therefore no depreciation was recorded in the related periods for those assets. Depreciation and amortization expense was approximately $1,255,000 and $1,099,000 for the years ended December 31, 2024 and 2023, respectively.

5. OTHER LONG TERM ASSETS

Other long term assets were as follows as of December 31:

	2024	2023
	(in thousands)
Inventories - net	$2,503	$2,620
Cash surrender value of life insurance policies	1,108	1,681
Other	123	139
Other Long Term Assets	$3,734	$4,440

The Company maintains inventories, net of reserves of $1,000,000 as of December 31, 2024 and 2023, which is estimated to be used beyond the next twelve months, mainly for the corrugated medical tubing (“CMT”) products. Higher amounts of materials for the CMT products were initially purchased for cost considerations and because of longer required lead times.

The Company has obtained and is the beneficiary of life insurance policies with respect to past employees. During 2024, the insured for one of the policies became deceased which allowed for proceeds to be received from a claim upon the policy of $739,000.

6. LINE OF CREDIT AND OTHER BORROWINGS

On July 3, 2023, the Company agreed to an Amended and Restated Loan Agreement with Santander Bank, N.A. (the “Bank”), and a Second Amended and Restated Committed Revolving Line of Credit Note to the Bank (both documents together, the “Facility”). The Facility is an unsecured revolving credit facility in the maximum amount of $15,000,000, with a $1,000,000 letter of credit sublimit, expiring June 1, 2028, with funds available for working capital and other corporate purposes. The interest rate payable on any borrowings is either the Term SOFR Reference Rate or the Bank’s Prime Rate, as specified by the Company, plus the Applicable Margin. The Applicable Margin for the Term SOFR Reference Rate is plus 0.75% to plus 1.75%, and for Prime Rate, up to plus 0.50%, depending upon the Company’s then existing specified financial ratios. As of December 31, 2024, the Company’s ratio would allow for the most favorable rate under the Facility’s ranges or 5.28%. The Company is also required to pay on a quarterly basis an unused facility fee of 10 basis points of the average unused balance of the note and an annual commitment fee of $5,000 due and payable on each anniversary date of the Facility. The Company may terminate the Facility at any time as long as there are no amounts outstanding and may prepay any borrowings.

As of December 31, 2024 and as of December 31, 2023, the Company had no outstanding borrowings on the Facility, and was in compliance with all debt covenants.

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

The Company has salary continuation agreements with past employees. These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1,000 to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement. The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments associated with these agreements is $302,000 as of December 31, 2024, of which $255,000 is included in Other Long Term Liabilities, and the remaining current portion of $47,000 is included in Other Liabilities, associated with the applicable retirement benefit payments over the next twelve months. The December 31, 2023 liability of $326,000 had $278,000 reported in Other Long Term Liabilities, and a current portion of $48,000 in Other Liabilities.

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

Lastly, the Company has contractual obligations in place for the forthcoming year to purchase raw materials totaling $10,548,000.

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

The Company has in place commercial general liability insurance policies that cover most Claims, which are subject to deductibles or retentions, ranging primarily from $250,000 to $3,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $3,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims as of December 31, 2024 is estimated to not exceed approximately $3,620,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the Consolidated Financial Statements primarily represents an accrual for legal costs for services previously rendered, outstanding settlements for Claims not yet paid, and anticipated, probable, settlements for Claims within the Company’s remaining retention under its insurance policies. The liabilities recorded in the Company’s books as of December 31, 2024 and December 31, 2023 were $706,000 and $947,000, respectively, and are included in Other Liabilities.

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

Grants of Units. As of December 31, 2023, the Company had 6,440 nonvested and unmatured Units outstanding. On March 8, 2024, the Company paid $141,000 for 1,875 fully vested and matured Units that were granted during 2020, including their respective earned dividend values. On March 20, 2024, the Company granted 6,459 Units with a fair value of $68.05 per Unit on grant date, using historical volatility. On March 29, 2024, 244 nonvested Units were forfeited. In September 2024, the Company paid $46,000 for 870 fully vested and matured Units that were granted during 2020, including their respective earned dividend values. On October 4, 2024, the Company paid $31,000 for 422 fully vested and matured Units that were granted during 2021, 2022, and 2023, including their respective earned dividend values. As of December 31, 2024, the Company had 9,872 nonvested and unmatured Units outstanding.

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

The Company recognizes the reversal of any previously recognized compensation expense on forfeited awards in the period that the award is forfeited. For the year ended December 31, 2024, a reversal of $6,000 of previously recognized compensation expense was recognized on 244 nonvested forfeited Units. For the year ended December 31, 2023, a reversal of $22,000 of previously recognized compensation expense was recognized on 597 nonvested forfeited Units.

The total liability related to the Units as of December 31, 2024 was $365,000 of which $94,000 is included in Other Liabilities, as it is expected to be paid within the next twelve months, and the balance of $271,000 is included in Other Long Term Liabilities. The total liability related to the Units as of December 31, 2023 was $530,000 of which $206,000 was included in Other Liabilities, and the balance of $324,000 was included in Other Long Term Liabilities.

Related to the Plan, in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, the Company recorded compensation expense of $54,000 and $292,000 for the years ended December 31, 2024 and 2023, respectively. Compensation expense or income for a given period largely depends upon fluctuations in the Company’s stock price.

The following table summarizes information about the Company’s nonvested and unmatured Units as of and for the year ended December 31, 2024:

	Units	Weighted Average Grant Date Fair Value
Number of Units:
Nonvested and Unmatured as of December 31, 2023	6,440	$111.85
Granted	6,459	$68.05
Vested	(2,783)	$118.41
Forfeited	(244)	$119.17
Canceled	—	—
Nonvested and Unmatured as of December 31, 2024	9,872	$81.16
Units Expected to Vest and Mature	9,872	$81.16

The total unrecognized compensation costs calculated as of December 31, 2024 were $265,000 which will be recognized through March of 2027. The Company will recognize the related expense over the weighted average period of 1.6 years.

9. INCOME TAXES

Income tax expense consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Federal Income Tax:
Current	$5,024	$5,279
Deferred	205	745

State Income Tax:
Current	707	821
Deferred	28	113

Foreign Income Tax:
Current	(29)	(3)
Deferred	(228)	(130)
Income Tax Expense	$5,707	$6,825

Pre-tax income included foreign income (loss) of ($2,001,000) and $458,000 in 2024 and 2023, respectively.

Total income tax expense differed from statutory income tax expense, computed by applying the U.S. federal income tax rate of 21% to earnings before income tax, as follows:

	December 31,
	2024	2023
	(in thousands)
Computed Statutory Income Tax Expense	$4,961	$5,785
State Income Tax, Net of Federal Tax Benefit	581	738
Foreign Tax Rate Differential	(89)	(37)
Valuation Allowance	277	81
Executive Compensation Limitation	-	258
Foreign Derived Intangible Income Deduction	(61)	(93)
Research Credit	-	-
Other - Net	38	93
Income Tax Expense	$5,707	$6,825

A deferred income tax (expense) benefit results from temporary timing differences in the recognition of income and expense for income tax and financial reporting purposes. The components of and changes in the net deferred tax assets (liabilities) which give rise to this deferred income tax (expense) benefit for the years ended December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
	(in thousands)
Deferred Tax Assets:
Compensation Assets	$197	$191
Inventory Valuation	682	656
Accounts Receivable Valuation	202	200
Deferred Litigation Costs	12	11
Capitalized Research Costs	423	485
Accrued Product Liability	165	217
Foreign Net Operating Losses	808	312
Other	93	24
Compensation Liabilities	156	196
Total Deferred Assets, Before Valuation Allowance	$2,738	$2,292
Less: Valuation Allowance	443	176
Total Deferred Assets	$2,295	$2,116

Deferred Tax Liabilities:
Prepaid Expenses	(616)	(612)
Depreciation and Amortization	(1,495)	(1,315)
Total Deferred Liabilities	$(2,111)	$(1,927)

Total Deferred Tax Asset	$184	$189

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

The Company is currently subject to audit by the Internal Revenue Service for the calendar years ended 2021 through 2023. The Company and its Subsidiaries’ state income tax returns are subject to audit for the calendar years ended 2020 through 2023.

As of December 31, 2024, the Company had no liability for unrecognized tax benefits related to various federal and state income tax matters.

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

In the U.S., the Company leases a facility in West Chester, Pennsylvania, which was consummated effective January 2024, with its lease terminating in February 2030, which provides warehousing and storage, quality control, distribution, and office space. The Company also leases a facility in Houston, Texas, which was consummated effective June 2024, with its lease terminating in July 2029, which provides manufacturing, stocking, and sales operations. Additionally, the Company leases office space in Middletown, Connecticut, with its lease terminating in June 2027.

In the U.K., the Company leases a facility in Banbury, England, which serves manufacturing, warehousing, and other operational functions. The lease in Banbury has a 15-year term ending in March 2036.

In addition to property rentals, the Company also has lease agreements in place for various fleet vehicles and equipment with various lease terms.

As of December 31, 2024, the Company recorded right-of-use assets of $4,944,000, and a lease liability of $5,278,000, of which $712,000 is reported as a current liability. On December 31, 2023, the Company recorded right-of-use assets of $2,940,000, and a lease liability of $2,946,000, of which $454,000 was reported as a current liability. The respective weighted average remaining lease term and discount rate are approximately 7.8 years and 3.74% as of December 31, 2024.

Rent expense for operating leases was $939,000 and $467,000 for the years ended December 31, 2024 and 2023, respectively.

Future minimum lease payments under non-cancelable leases as of December 31, 2024 are as follows:

Twelve Months Ending December 31,	Operating Leases
(in thousands)

2025	$897
2026	894
2027	834
2028	795
2029	729
Thereafter	1,791
Total Future Minimum Lease Payments	5,940
Less: Interest	662
Lease Liability	5,278
Less: Current Portion of Lease Liability	712
Lease Liability – Net of Current Portion	$4,566

11. EMPLOYEE BENEFIT PLANS

Defined Contribution and 401(K) Plans

The Company maintains a qualified non-contributory profit-sharing plan (the “Plan”) covering all eligible employees. There were $476,000 and $484,000 of contributions accrued for the Plan in 2024 and 2023 respectively, which were charged to expense in those respective years.

Contributions to the Plan are defined as three percent (3%) of gross wages up to the current Old Age, Survivors, and Disability (OASDI) limit and six percent (6%) of the excess over the OASDI limit, subject to the maximum allowed under the Employee Retirement Income Security Act (ERISA). Participant balances vest over six years.

The Company also maintains a savings and retirement plan qualified under Internal Revenue Code Section 401(k) for all employees. Employees are eligible to participate in the Plan the first day of the month following date of hire. Participants may elect to have up to fifty percent (50%) of their compensation withheld, up to the maximum allowed by the Internal Revenue Code. After completing one year of service, the Company contributed an additional amount equal to 50% of all employee contributions, up to a maximum of 6% of an employee’s gross wages. Contributions are funded on a current basis. Contributions to the Plan charged to expense for the years ended December 31, 2024 and 2023 were $348,000 and $330,000, respectively. The participant’s Company contribution vests ratably over six years.

12. SHAREHOLDERS’ EQUITY

As of December 31, 2024 and December 31, 2023, the Company had 20,000,000 shares of common stock, with par value of $0.01 per share, authorized. For both periods, the total number of outstanding shares was 10,094,322, shares held in Treasury was 59,311, and total shares issued was 10,153,633.

During 2024 and 2023, upon approval of the Board of Directors (the “Board”) the Company has declared and paid regular quarterly dividends, as set forth in the following table:

Dividend Declared		Dividend Paid
Date	Price Per Share	Date	Amount
December 5, 2024	$0.34	January 7, 2025	$3,432,000
September 11, 2024	$0.34	October 8, 2024	$3,432,000
June 12, 2024	$0.34	July 10, 2024	$3,432,000
March 28, 2024	$0.33	April 24, 2024	$3,331,000
December 6, 2023	$0.33	January 4, 2024	$3,332,000
September 11, 2023	$0.33	October 6, 2023	$3,331,000
June 13, 2023	$0.33	July 7, 2023	$3,332,000
March 28, 2023	$0.32	April 24, 2023	$3,229,000

It should be noted that from time to time, the Board may elect to pay special dividends, in addition to or in lieu of the regular quarterly dividends, depending upon the financial condition of the Company. The most recent special dividend was declared and paid in December 2019.

13. SEGMENT REPORTING

The Company derives revenues from the manufacture and sale of flexible metal hose and accessories (the “flexible metal hose” segment). These applications include carrying fuel gases within residential and commercial buildings; gasoline and diesel gasoline products (both above and below the ground) in a double containment piping to contain any possible leaks, which is used in automotive and marina refueling, and fueling for back-up generation; and medical gases in health care facilities.

The accounting policies of the flexible metal hose segment are the same as described in Note 2. Significant Accounting Policies. The Chief Operating Decision Maker (“CODM”), which includes the Chief Executive Officer, Executive Chairman, and President, assesses performance for the flexible metal hose segment and decides how to allocate resources based on the measures which are also reported in the Consolidated Statements of Operations as Operating Profit and Net Income. Segment assets are reported in the Consolidated Balance Sheets as Total Assets.

The CODM uses Operating Profit and Net Income to evaluate performance and income generated from segment assets (return on assets) in deciding whether to reinvest profits into the flexible metal hose segment or into other areas, such as for acquisitions or to pay dividends. Significant segment expense categories reviewed by the CODM are consistent with the categories reflected in the Consolidated Statements of Operations.

14. RELATED PARTY TRANSACTIONS

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

15. SUBSEQUENT EVENTS

In October 2024, the Company formed a new U.S. subsidiary, Flex-Trac, Inc., and effective January 1, 2025, the Company contributed to Flex-Trac, Inc. certain assets related to its MediTrac® corrugated medical gas tubing business, in exchange for the issuance to the Company of shares of common stock, par value $0.01 per share, of Flex-Trac, Inc. (“Common Stock”).

In addition, in December 2024, subject to the approval of the Company’s shareholders, the Flex-Trac, Inc. 2025 Equity Incentive Plan (the “Plan”) was approved and adopted, to provide directors, officers, employees, contractors and consultants of Flex-Trac, Inc. or its affiliates an equity-based incentive to maintain and enhance the performance and profitability of Flex-Trac, Inc. Subject to adjustment as provided in the Plan, up to 818,458 shares of Common Stock, or 7.5% of the fully-diluted shares of Common Stock, may be issued pursuant to the Plan with respect to awards.

On January 2, 2025, 420,000 shares of restricted stock in the aggregate, or 4% of the shares of Common Stock, were granted to certain eligible participants under the Plan, subject to the approval of the Plan by the shareholders of the Company. Subject to such approval, the awards vest after eight years of continuous service or earlier upon the grantee’s death, disability or retirement, or a change of control, as defined and further described in the Plan.

Item 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as amended, as of December 31, 2024, the end of the period covered by this report on Form 10-K. Based on this evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective as of December 31, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) in the Internal Control-Integrated Framework (2013).

Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024, based on criteria in the Internal Control-Integrated Framework (2013) issued by COSO.

The Company’s independent registered public accounting firm, RSM US LLP, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. RSM US LLP’s report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, is included in this annual report.

(c) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the most recent quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B – OTHER INFORMATION

None.

Item 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

With respect to Items 10 through 14, the Company will file with the Securities and Exchange Commission, within 120 days after December 31, 2024, a definitive proxy statement relating to the Company’s annual meeting of shareholders (the “2025 Proxy Statement”).

Item 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is incorporated by reference to the 2025 Proxy Statement.

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

Item 11 - EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference to the 2025 Proxy Statement.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference to the 2025 Proxy Statement.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference to the 2025 Proxy Statement.

Item 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated by reference to the 2025 Proxy Statement.

PART IV

Item 15 – EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

1.	Exhibits. See Index to Exhibits on pages 55 through 57.

2.	Consolidated Financial Statements. See Index to Consolidated Financial Statements on page 27. Financial statement schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

EXHIBIT INDEX

Those documents followed by parenthetical notation are incorporated herein by reference to previous filings with the Securities and Exchange Commission, under Commission File No. 000-51372, as set forth below.

Exhibit No.		Description	Reference Key
3.1		Amended and Restated Articles of Incorporation of Omega Flex, Inc.	(A)

3.2		Amended and Restated By-laws of Omega Flex, Inc.	(F)

4.1		Description of Common Stock	(B)

10.1		Indemnification and Insurance Matters Agreement dated July 29, 2005 between Omega Flex, Inc. and Mestek, Inc.	(A)

10.2	*	Form of Indemnification Agreements entered into between Omega Flex, Inc. and its Directors and Officers and the Directors of its wholly-owned subsidiaries.	(C)

10.3	*	Employment Agreement dated December 15, 2008 between Omega Flex, Inc. and Kevin R. Hoben	(D)

10.4	*	Amendment No. 1 to the Employment Agreement dated January 1, 2014 between Omega Flex, Inc. and Kevin R. Hoben	(E)

10.5		Amended and Restated Loan Agreement dated July 3, 2023, between Omega Flex, Inc. and Santander Bank, N.A.	(K)

10.6		Second Amended and Restated Committed Revolving Line of Credit Note dated July 3, 2023, by Omega Flex, Inc. to Santander Bank, N.A.	(K)

10.7	*	Phantom Stock Plan dated December 11, 2006.	(H)

10.8	*	First Amendment to the Omega Flex, Inc. 2006 Phantom Stock Plan	(G)

10.9	*	Omega Flex, Inc. 2006 Phantom Stock Plan (as amended and restated effective January 1, 2023).	(I)

10.10	*	Form of Phantom Stock Agreement entered into between Omega Flex, Inc. and its directors, officers and employees (for grants made prior to January 1, 2023).	(H)

10.11	*	Form of Phantom Stock Agreement entered into between Omega Flex, Inc. and its directors, officers and employees (for grants made on or after January 1, 2023).	(I)

10.12	*	Schedule of Phantom Stock Agreements between Omega Flex, Inc. and its directors and officers as of December 31, 2024.	**

10.13	*	Form of Change of Control Agreement entered into between Omega Flex, Inc. and certain officers and employees.	(J)

10.14 *	Schedule of Change of Control Agreements between Omega Flex, Inc. and certain officers and employees as of December 31, 2024.	**

10.15	Shareholders Agreement By and Among Flex-Trac, Inc. and the Shareholders and Other Parties Named Herein	**

10.16 *	Flex-Trac, Inc. 2025 Equity Incentive Plan	**

10.17 *	Form of Flex-Trac, Inc. 2025 Equity Incentive Plan Notice of Restricted Stock Award	**

19.1	Insider Trading Policies and Procedures	(L)

21.1	List of Subsidiaries	**

23.1	Consent of RSM US LLP	**

31.1	Certification of Chief Executive Officer of Omega Flex, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended	**

31.2	Certification of Chief Financial Officer of Omega Flex, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended	**

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Omega Flex, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	***

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	(L)

101.1NS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	**
101.SCH	Inline XBRL Taxonomy Extension Schema Document	**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	**
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).
Reference Key
(A)	Filed as an Exhibit to the Registration Statement on Form 10-12G filed on June 22, 2005.

(B)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 9, 2020.

(C)	Filed as an Exhibit to the Quarterly Report on Form 10-Q filed May 4, 2020.

(D)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 18, 2009.

(E)	Filed as an Exhibit to the Current Report on Form 8-K/A filed July 24, 2014.

(F)	Filed as an Exhibit to the Current Report on Form 8-K filed September 15, 2021.

(G)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 17, 2010.

(H)	Filed as an Exhibit to the Annual Report on Form 10-K filed April 2, 2007.

(I)	Filed as an Exhibit to the Quarterly Report on Form 10-Q filed November 7, 2022.

(J)	Filed as an Exhibit to the Current Report on Form 8-K filed March 1, 2019.

(K)	Filed as an Exhibit to the Current Report on Form 8-K filed July 5, 2023.

(L)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 11, 2024.

*	Management contract, compensatory plan, or arrangement
**	Filed herewith
***	Furnished herewith

Item 16 – Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA FLEX, INC.

Date: March 7, 2025	By:	/s/ Dean W. Rivest
Dean W. Rivest
Chief Executive Officer (Principal Executive Officer)

Date: March 7, 2025	By:	/s/ Matthew F. Unger
Matthew F. Unger, Vice President Finance,
Chief Financial Officer (Principal Financial Officer)

Date: March 7, 2025	By:	/s/ Luke S. Hawk
Luke S. Hawk
Financial Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 7, 2025	By:	/s/ James M. Dubin
James M. Dubin, Director

Date: March 7, 2025	By:	/s/ David K. Evans
David K. Evans, Director

Date: March 7, 2025	By:	/s/ J. Nicholas Filler
J. Nicholas Filler, Director

Date: March 7, 2025	By:	/s/ Stephen M. Shea
Stephen M. Shea, Director

Date: March 7, 2025	By:	/s/ Kevin R. Hoben
Kevin R. Hoben, Director

Date: March 7, 2025	By:	/s/ Edwin B. Moran
Edwin B. Moran, Director

Date: March 7, 2025	By:	/s/ Stewart B. Reed
Stewart B. Reed, Director

Date: March 7, 2025	By:	/s/ Dean W. Rivest
Dean W. Rivest, Director

-56-