Form 10-Q
period 2025-03-31
Omega Flex, Inc.
filed 2025-05-02
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of the registrant’s common stock outstanding as of May 1, 2025 was 10,094,322.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) of Omega Flex, Inc. that are not historical facts — but rather reflect our current expectations concerning future results and events — constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believes,” “expects,” “intends,” “plans,” “anticipates,” “intent,” “estimates,” “potential,” “continues,” “hopes,” “likely,” “will,” and similar expressions, or the negative of these terms, identify such forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause the actual results, performance or achievements of Omega Flex, Inc., or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements are set forth in Part I, Item 1A. Risk Factors, and other parts of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, except Common Stock par value)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$49,226	$51,699
Accounts Receivable - less allowances of $786 and $866, respectively	13,814	14,381
Inventories - Net	15,177	14,559
Other Current Assets	2,303	2,983
Total Current Assets	80,520	83,622

Right-Of-Use Assets - Operating	4,838	4,944
Property and Equipment - Net	9,914	9,700
Goodwill - Net	3,526	3,526
Deferred Taxes	347	365
Other Long Term Assets	3,609	3,734
Total Assets	$102,754	$105,891

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,191	$2,661
Accrued Compensation	639	1,989
Accrued Commissions and Sales Incentives	2,890	3,873
Dividends Payable	3,432	3,432
Taxes Payable	1,676	710
Lease Liability - Operating	725	712
Other Liabilities	2,819	4,061
Total Current Liabilities	14,372	17,438

Lease Liability - Operating, net of current portion	4,444	4,566
Deferred Taxes	198	181
Other Long Term Liabilities	465	525
Total Liabilities	19,479	22,710

Commitments and Contingencies (Note 6)

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 share: authorized 20,000,000 shares: 10,153,633 shares issued and 10,094,322 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	11,025	11,025
Retained Earnings	73,016	72,880
Accumulated Other Comprehensive Loss	(886)	(892)
Total Omega Flex, Inc. Shareholders’ Equity	83,256	83,114
Noncontrolling Interest	19	67

Total Shareholders’ Equity	83,275	83,181

Total Liabilities and Shareholders’ Equity	$102,754	$105,891

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, except per Common Share data)

	For the three months ended
	March 31,
	2025	2024
	(unaudited)

Net Sales	$23,330	$25,216

Cost of Goods Sold	9,258	10,117

Gross Profit	14,072	15,099

Selling Expense	5,001	5,352
General and Administrative Expense	3,891	3,758
Engineering Expense	1,130	931

Operating Profit	4,050	5,058

Interest Income	511	546
Other Income (Expense)	83	(29)

Income Before Income Taxes	4,644	5,575

Income Tax Expense	1,124	1,375

Net Income	3,520	4,200
Net Loss - Noncontrolling Interest	48	19

Net Income attributable to Omega Flex, Inc.	$3,568	$4,219

Basic and Diluted Earnings per Common Share	$0.35	$0.42

Cash Dividends Declared per Common Share	$0.34	$0.33

Basic and Diluted Weighted Average Shares Outstanding	10,094	10,094

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

	For the three months ended
	March 31,
	2025	2024
	(unaudited)

Net Income	$3,520	$4,200

Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	6	(16)
Other Comprehensive Income (Loss)	6	(16)

Comprehensive Income	3,526	4,184

Comprehensive Loss Attributable to the Noncontrolling Interest	48	20

Total Comprehensive Income	$3,574	$4,204

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in Thousands, Except Share Amounts)

(unaudited)

For the three months ended March 31, 2025

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interest	Shareholders’ Equity
					(unaudited)
January 1, 2025	10,094,322	$102	$(1)	$11,025	$72,880	$(892)	$67	$83,181

Net Income					3,568		(48)	3,520
Cumulative Translation Adjustment						6		6
Dividends Declared					(3,432)			(3,432)

March 31, 2025	10,094,322	$102	$(1)	$11,025	$73,016	$(886)	$19	$83,275

For the three months ended March 31, 2024

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interest	Shareholders’ Equity
					(unaudited)
January 1, 2024	10,094,322	$102	$(1)	$11,025	$68,493	$(930)	$163	$78,852

Net Income					4,219		(19)	4,200
Cumulative Translation Adjustment						(15)	(1)	(16)
Dividends Declared					(3,331)			(3,331)

March 31, 2024	10,094,322	$102	$(1)	$11,025	$69,381	$(945)	$143	$79,705

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	For the three months ended
	March 31,
	2025	2024
	(unaudited)
Cash Flows from Operating Activities:
Net Income	$3,520	$4,200
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Non-Cash Compensation	3	61
Non-Cash Lease Expense	173	170
Depreciation and Amortization	341	287
Provision for Losses on Accounts Receivable, net of write-offs	(80)	(292)
Deferred Taxes	36	210
Provision for Inventory Reserves	(221)	(142)
Changes in Assets and Liabilities:
Accounts Receivable	665	1,376
Inventories	(338)	134
Other Assets	810	500
Accounts Payable	(476)	767
Accrued Compensation	(1,350)	(2,598)
Accrued Commissions and Sales Incentives	(986)	(1,498)
Lease Liability - Operating	(174)	(115)
Other Liabilities	(368)	(356)
Net Cash Provided by Operating Activities	1,555	2,704

Cash Flows from Investing Activities:
Capital Expenditures	(552)	(461)
Net Cash Used in Investing Activities	(552)	(461)

Cash Flows from Financing Activities:
Dividends Paid	(3,432)	(3,332)
Net Cash Used in Financing Activities	(3,432)	(3,332)

Net Decrease in Cash and Cash Equivalents	(2,429)	(1,089)
Translation effect on cash	(44)	1
Cash and Cash Equivalents – Beginning of Period	51,699	46,356
Cash and Cash Equivalents – End of Period	$49,226	$45,268

Supplemental Disclosure of Cash Flow Information:
Cash paid for Income Taxes	$110	$90
Declared Dividends	$3,432	$3,331
Additions to Right-Of-Use Assets obtained from new operating Lease Liabilities	$(4)	$1,874

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Omega Flex, Inc., and its subsidiaries (collectively the “Company”). The Company’s Condensed Consolidated Financial Statements for the quarter ended March 31, 2025 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), and with the instructions of Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“Form 10-K”). All material intercompany accounts and transactions have been eliminated in consolidation. It is management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature, or a description is provided for any adjustments that are not of a normal recurring nature.

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

Accounts receivable, net of allowances, was $15,361,000 as of January 1, 2024.

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

The reserve for credit losses, which include future credits, discounts, and doubtful accounts, was $786,000 and $866,000 as of March 31, 2025 and December 31, 2024, respectively.

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

Stock Based Compensation Plans

Phantom Stock Plan

In 2006, the Company adopted a Phantom Stock Plan (the “Phantom Plan”), which allows the Company to grant phantom stock units (“Units”) to certain key employees, officers, or directors. The Units each represent a contractual right to payment of compensation in the future based upon the market value of the Company’s common stock and are accordingly recorded as liabilities. The Units follow a vesting schedule over three years from the grant date and are then paid upon maturity. In accordance with FASB ASC Topic 718, Compensation - Stock Compensation, the Company uses the Black-Scholes option pricing model as its method for determining the fair value of the Units. The liabilities for the Units are adjusted to market value over time from the grant dates to the related maturity dates. The Company recognizes the reversal of any previously recognized compensation expense on forfeited nonvested Units in the period the Units are forfeited.

The Phantom Plan has been amended and restated, for all grants made starting January 1, 2023, to set the vesting method to three-year cliff vesting following the grant date, with payment upon maturity. Additionally, for grants made starting January 1, 2023, upon retirement at age 67 or greater, and with one year of continuous service prior to retirement, vesting of the issued grant(s) would accelerate on a pro-rata basis, 1/3 per year from the grant date.

Equity Incentive Plan

In 2024, subject to the approval of the Company’s shareholders, the Flex-Trac, Inc. 2025 Equity Incentive Plan (the “Equity Incentive Plan”) was approved and adopted, to provide directors, officers, employees, contractors and consultants of Flex-Trac, Inc. or its affiliates an equity-based incentive to maintain and enhance the performance and profitability of Flex-Trac, Inc. Subject to adjustment as provided in the Equity Incentive Plan, up to 818,458 shares of the common stock, par value $0.01 per share, of Flex-Trac, Inc. (“FTI Common Stock”), or 7.5% of the fully-diluted shares of FTI Common Stock, may be issued pursuant to the Equity Incentive Plan with respect to awards.

On January 2, 2025, 420,000 shares of restricted stock in the aggregate, or 4% of the shares of FTI Common Stock, were granted and issued to certain eligible participants under the Equity Incentive Plan, subject to the approval of the Equity Incentive Plan by the shareholders of the Company (the “Awards”). Subject to such approval, the Awards cliff vest after eight years of continuous service or earlier upon the grantee’s death, disability or retirement, or a change of control, as defined and further described in the Equity Incentive Plan.

In accordance with FASB ASC Topic 718, Compensation - Stock Compensation, the Company values the Awards at fair value at grant date and recognizes compensation expense over the vesting period. The Company recognizes the reversal of any previously recognized compensation expense on forfeited nonvested Awards in the period the Awards are forfeited.

Further details of the Phantom Plan and Equity Incentive Plan are provided in Note 7, Stock Based Compensation Plans, to the Condensed Consolidated Financial Statements included in this report.

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

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of March 31, 2025 and December 31, 2024, each of the Company’s leases is classified as an operating lease.

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

Fair Value of Financial and Nonfinancial Instruments

The Company measures financial instruments in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures. The accounting standard defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard creates a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability. The Company relies upon Level 1 inputs in determining the fair value of the Company’s reporting unit in its annual impairment test as described in the FASB ASC Topic 350, Intangibles - Goodwill and Other and Level 3 inputs to value the Awards under the Equity Incentive Plan. Refer to Note 7, Stock Based Compensation Plans, of the Condensed Consolidated Financial Statements for additional details.

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

Other Comprehensive Income

For the three months ended March 31, 2025 and 2024, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentrations

The Company has one significant customer which represented more than 10% of the Company’s Accounts Receivable as of March 31, 2025 and as of December 31, 2024. That same customer represented more than 10% of the Company’s total Net Sales for the three months ended March 31, 2025 and 2024. Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are consistent with those discussed in detail in the Company’s Form 10-K.

Subsequent Events

The Company evaluates all events or transactions through the date of the related filing that may have a material impact on its Condensed Consolidated Financial Statements. Refer to Note 12 of the Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires new tabular disclosures disaggregating prescribed expense categories within relevant income statement captions. The amendment is effective for annual periods beginning after December 15, 2026 and interim periods in fiscal years beginning after December 15, 2027. The Company is in the process of evaluating the impact of ASU No. 2024-03 on its Condensed Consolidated Financial Statements.

3. INVENTORIES

Inventories, net of reserves of $649,000 and $864,000 as of March 31, 2025 and December 31, 2024, respectively, consisted of the following:

	March 31,	December 31,
	2025	2024
	(in thousands)
Finished Goods	$7,189	$6,676
Raw Materials	7,988	7,883
Inventories - Net	$15,177	$14,559

See Note 4, Other Long Term Assets, for details on inventories which are estimated to be used beyond the next twelve months.

4. OTHER LONG TERM ASSETS

Other long term assets were as follows:

	March 31,	December 31,
	2025	2024
	(in thousands)
Inventories, net	$2,384	$2,503
Cash surrender value of life insurance policies	1,117	1,108
Other	108	123
Other Long Term Assets	$3,609	$3,734

The Company maintains inventories, net of reserves of $1,000,000 as of March 31, 2025 and December 31, 2024, which is estimated to be used beyond the next twelve months, mainly for the corrugated medical tubing (“CMT”) products. Higher amounts of materials for the CMT products were initially purchased for cost considerations and because of longer required lead times.

The Company has obtained and is the beneficiary of life insurance policies with respect to past employees. During 2024, the insured for one of the policies became deceased which allowed for proceeds to be received from a claim upon the policy of $739,000.

5. LINE OF CREDIT AND OTHER BORROWINGS

On July 3, 2023, the Company agreed to an Amended and Restated Loan Agreement with Santander Bank, N.A. (the “Bank”), and a Second Amended and Restated Committed Revolving Line of Credit Note to the Bank (both documents together, the “Facility”). The Facility is an unsecured revolving credit facility in the maximum amount of $15,000,000, with a $1,000,000 letter of credit sublimit, expiring June 1, 2028, with funds available for working capital and other corporate purposes. The interest rate payable on any borrowings is either the Term SOFR Reference Rate or the Bank’s Prime Rate, as specified by the Company, plus the Applicable Margin. The Applicable Margin for the Term SOFR Reference Rate is plus 0.75% to plus 1.75%, and for Prime Rate, up to plus 0.50%, depending upon the Company’s then existing specified financial ratios. As of March 31, 2025, the Company’s ratio would allow for the most favorable rate under the Facility’s ranges or 5.08%. The Company is also required to pay on a quarterly basis an unused facility fee of 10 basis points of the average unused balance of the note and an annual commitment fee of $5,000 due and payable on each anniversary date of the Facility. The Company may terminate the Facility at any time as long as there are no amounts outstanding and may prepay any borrowings.

As of March 31, 2025 and December 31, 2024, the Company had no outstanding borrowings on the Facility or the Line, as applicable, and was in compliance with all debt covenants.

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

The Company has salary continuation agreements with past employees. These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1,000 to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement. The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments associated with these agreements is $291,000 as of March 31, 2025, of which $246,000 is included in Other Long Term Liabilities, and the remaining current portion of $45,000 is included in Other Liabilities, associated with the applicable retirement benefit payments over the next twelve months. The December 31, 2024 liability of $302,000 had $255,000 reported in Other Long Term Liabilities, and a current portion of $47,000 in Other Liabilities.

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

Lastly, the Company has numerous contractual obligations in place for the current year, mainly related to purchase obligations for the Company’s raw material inventories.

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

The Company has in place commercial general liability insurance policies that cover most Claims, which are subject to deductibles or retentions, ranging primarily from $250,000 to $3,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $3,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims as of March 31, 2025 is estimated to not exceed approximately $3,661,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the Condensed Consolidated Financial Statements primarily represents an accrual for legal costs for services previously rendered, outstanding settlements for Claims not yet paid, and anticipated, probable, settlements for Claims within the Company’s remaining retention under its insurance policies. The liabilities recorded in the Company’s books as of March 31, 2025 and December 31, 2024 were $365,000 and $706,000, respectively, and are included in Other Liabilities.

7. STOCK BASED COMPENSATION PLANS

Phantom Stock Plan

Plan Description. On April 1, 2006, the Company adopted the Omega Flex, Inc. 2006 Phantom Stock Plan (the “Phantom Plan”). The Phantom Plan authorizes the grant of up to one million units of phantom stock to employees, officers, or directors of the Company. The phantom stock units (“Units”) each represent a contractual right to payment of compensation in the future based on the market value of the Company’s common stock. The Units are not shares of the Company’s common stock, and a recipient of the Units does not receive any of the following:

■	ownership interest in the Company;
■	shareholder voting rights; and
■	other incidents of ownership to the Company’s common stock

The Units are granted to participants upon the recommendation of the Company’s Chief Executive Officer and President, and the approval of the Compensation Committee. Each of the Units that are granted to a participant will be initially valued by the Compensation Committee at an amount equal to the closing price of the Company’s common stock on the grant date but are recorded at fair value using the Black-Sholes method as described below. The Units follow a vesting schedule, with a maximum vesting of three years after the grant date. Grants made on or after January 1, 2023, will fully vest three-years from the grant date. Upon vesting, the Units represent a contractual right of payment for the value of the Unit and therefore are stated as liabilities in accordance with FASB ASC Topic 718, Compensation - Stock Compensation. The Units will be paid on their maturity date, one year after all the Units granted in a particular award have fully vested, unless a specified event occurs under the terms of the Phantom Plan, which would allow for earlier payment. Units granted with value at the maturity date equal to the closing price of the Company’s common stock as of the maturity date are defined as Full Value Units. Unless stated otherwise, all Units described herein are Full Value Units.

In 2009, the Board of Directors authorized an amendment to the Phantom Plan to pay an amount equal to the value of any cash or stock dividend declared by the Company on its common stock to be accrued to the Units outstanding as of the record date of the common stock dividend. The dividend equivalent will be paid at the same time the underlying Units are paid to the participant.

In addition, the Phantom Plan has been amended and restated, for all grants made starting January 1, 2023, to set the vesting method to three-year cliff vesting following the grant date, with payment upon maturity. Additionally, for grants made starting January 1, 2023, upon retirement at age 67 or greater, and with one year of continuous service prior to retirement, vesting of the issued grant(s) would accelerate on a pro-rata basis, 1/3 per year from the grant date.

In certain circumstances, the Units may be immediately vested upon the participant’s death or disability. All Units granted to a participant are forfeited if the participant is terminated from their relationship with the Company or its subsidiary for “cause,” which is defined under the Phantom Plan. If a participant’s employment or relationship with the Company is terminated for reasons other than for “cause,” then any vested Units will be paid to the participant upon termination. However, Units granted to certain “specified employees” as defined in Section 409A of the Internal Revenue Code will be paid approximately 181 days after termination.

Grants of Units. As of December 31, 2024, the Company had 9,872 nonvested and unmatured Units outstanding. In February 2025, the Company paid $53,000 for 1,206 fully vested and matured Units that were granted during 2021, including their respective earned dividend values. In addition, the Company granted 12,829 Units with a fair value of $32.35 per Unit on grant date, using historical volatility in February 2025. As of March 31, 2025, the Company had 19,232 nonvested and unmatured Units outstanding.

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

The Company recognizes the reversal of any previously recognized compensation expense on forfeited awards in the period that the award is forfeited. During the three months ended March 31, 2025 no awards were forfeited. During the three months March 31, 2024, a reversal of $6,000 of previously recognized compensation expense was recognized on 244 nonvested forfeited Units.

The total liability related to the Units as of March 31, 2025 was $315,000 of which $96,000 is included in Other Liabilities, as it is expected to be paid within the next twelve months, and the balance of $219,000 is included in Other Long Term Liabilities. The total liability related to the Units as of December 31, 2024 was $365,000 of which $94,000 was included in Other Liabilities, and the balance of $271,000 was included in Other Long Term Liabilities.

Related to the Plan, in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, the Company recorded compensation expense of $3,000 and $61,000 for the three months ended March 31, 2025 and 2024, respectively. Compensation expense or income for a given period largely depends upon fluctuations in the Company’s stock price.

The following table summarizes information about the Company’s nonvested and unmatured Units as of and for the three months ended March 31, 2025:

	Units	Weighted Average Grant Date Fair Value
Number of Units:
Nonvested and Unmatured as of December 31, 2024	9,872	$81.16
Granted	12,829	$32.35
Vested	(3,469)	$89.77
Forfeited	—	—
Canceled	—	—
Nonvested and Unmatured as of March 31, 2025	19,232	$47.05
Units Expected to Vest and Mature	19,232	$47.05

Total unrecognized compensation costs as of March 31, 2025 were $568,000 which will be recognized through February 2028. The Company will recognize the related expense for the Units over the weighted average period of 2.3 years.

Equity Incentive Plan

In 2024, subject to the approval of the Company’s shareholders, the Flex-Trac, Inc. 2025 Equity Incentive Plan (the “Equity Incentive Plan”) was approved and adopted, to provide directors, officers, employees, contractors and consultants of Flex-Trac, Inc. or its affiliates an equity-based incentive to maintain and enhance the performance and profitability of Flex-Trac, Inc. Subject to adjustment as provided in the Equity Incentive Plan, up to 818,458 shares of the common stock, par value $0.01 per share, of Flex-Trac, Inc. (“FTI Common Stock”), or 7.5% of the fully-diluted shares of FTI Common Stock, may be issued pursuant to the Equity Incentive Plan with respect to awards.

On January 2, 2025, 420,000 shares of restricted stock in the aggregate, or 4% of the shares of FTI Common Stock, were granted and issued to certain eligible participants under the Equity Incentive Plan, subject to the approval of the Equity Incentive Plan by the shareholders of the Company (the “Awards”). Subject to such approval, the Awards cliff vest after eight years of continuous service or earlier upon the grantee’s death, disability or retirement, or a change of control, as defined and further described in the Equity Incentive Plan.

In accordance with FASB ASC Topic 718, Compensation - Stock Compensation, the Company values the Awards at fair value at grant date and recognizes compensation expense, on a straight-line basis, over the vesting period. The Company recognizes the reversal of any previously recognized compensation expense on forfeited nonvested Awards in the period the Awards are forfeited.

The fair value of the Awards at the grant date of January 2, 2025 was $0.27 per share or $113,400. The fair value of the Awards was determined through the income valuation approach using real option analysis which utilized the Black-Scholes option pricing model.

The following table summarizes information about the nonvested Awards as of and for the three months ended March 31, 2025:

	Awards	Weighted Average Grant Date Fair Value
Number of Awards:
Nonvested as of December 31, 2024	—	$—
Granted	420,000	$0.27
Vested	—	—
Forfeited	—	—
Canceled	—	—
Nonvested as of March 31, 2025	420,000	$0.27
Awards Expected to Vest	420,000	$0.27

For the three months ended March 31, 2025, compensation expense was of a nominal amount. There were no forfeitures.

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

In the U.S., the Company leases a facility in West Chester, Pennsylvania, which was consummated effective January 2024, with its lease terminating in February 2031, which provides warehousing and storage, quality control, distribution, and office space. The Company also leases a facility in Houston, Texas, which was consummated effective June 2024, with its lease terminating in July 2029, which provides manufacturing, stocking, and sales operations. Additionally, the Company leases office space in Middletown, Connecticut, with its lease terminating in June 2027.

In the U.K., the Company leases a facility in Banbury, England, which serves manufacturing, warehousing, and other operational functions. The lease in Banbury has a 15-year term ending in March 2036.

In addition to property rentals, the Company also has lease agreements in place for various fleet vehicles and equipment with various lease terms.

As of March 31, 2025, the Company recorded right-of-use assets of $4,838,000, and a lease liability of $5,169,000, of which $725,000 is reported as a current liability. On December 31, 2024, the Company recorded right-of-use assets of $4,944,000, and a lease liability of $5,278,000, of which $712,000 was reported as a current liability. The respective weighted average remaining lease term and discount rate are approximately 7.7 years and 3.69% as of March 31, 2025.

Rent expense for operating leases was $233,000 and $194,000 for the three months ended March 31, 2025 and 2024, respectively.

Future minimum lease payments under non-cancelable leases as of March 31, 2025 are as follows:

Twelve Months Ending March 31,	Operating Leases
(in thousands)
2026	$902
2027	900
2028	814
2029	806
2030	686
Thereafter	1,672
Total Future Minimum Lease Payments	5,780
Less: Interest	611
Lease Liability	5,169
Less: Current Portion of Lease Liability	725
Lease Liability – Net of Current Portion	$4,444

9. SHAREHOLDERS’ EQUITY

As of March 31, 2025 and December 31, 2024, the Company had 20,000,000 shares of common stock, with par value of $0.01 per share, authorized. For both periods, the total number of outstanding shares was 10,094,322, shares held in Treasury were 59,311, and total shares issued was 10,153,633.

During 2025 and 2024, upon approval of the Board of Directors (the “Board”) the Company has declared and paid regular quarterly dividends, as set forth in the following table:

Dividend Declared		Dividend Paid
Date	Price Per Share	Date	Amount
March 25, 2025	$0.34	April 22, 2025	$3,432,000
December 5, 2024	$0.34	January 7, 2025	$3,432,000
September 11, 2024	$0.34	October 8, 2024	$3,432,000
June 12, 2024	$0.34	July 10, 2024	$3,432,000
March 28, 2024	$0.33	April 24, 2024	$3,331,000
December 6, 2023	$0.33	January 4, 2024	$3,332,000

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

11. RELATED PARTY TRANSACTIONS

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

12. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred through the date of this filing. During this period, no events came to the Company’s attention that would impact the Condensed Consolidated Financial Statements for the period ended March 31, 2025.

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

CHANGES IN FINANCIAL CONDITION

For the period ended March 31, 2025 vs. December 31, 2024

The Company’s cash balance of $49,226,000 on March 31, 2025 decreased $2,473,000 (4.8%) from a $51,699,000 balance at December 31, 2024. Consistent with prior years, the Company paid a significant amount of cash during the first quarter for obligations that were accrued as of the end of the preceding year such as incentive related compensation. The Company also paid a dividend during 2025 totaling $3,432,000, as detailed in Note 9, Shareholders’ Equity, to the Condensed Consolidated Financial Statements included in this report. These cash outflows were partially offset by income from operations. See the Company’s Condensed Consolidated Cash Flow Statements for further details regarding the change in cash.

Retained earnings were $73,016,000 and $72,880,000 as of March 31, 2025 and December 31, 2024, respectively, increasing $136,000 or 0.2%. The increase was primarily due to net income during the year, as provided on the Company’s Condensed Consolidated Statements of Income, partially offset by dividends declared during 2025, as discussed in detail in Note 9, Shareholders’ Equity, to the Condensed Consolidated Financial Statements included in this report.

RESULTS OF OPERATIONS

Three months ended March 31, 2025 compared to three months ended March 31, 2024

The Company reported comparative results from operations for the three month periods ended March 31, 2025 and 2024 as follows:

	Three months ended March 31, (in thousands)

	2025	2025	2024	2024
	($000)%		($000)%
Net Sales	$23,330	100.0%	$25,216	100.0%
Gross Profit	$14,072	60.3%	$15,099	59.9%
Operating Profit	$4,050	17.4%	$5,058	20.1%

Net Sales. The Company’s 2025 first quarter sales of $23,330,000 decreased $1,886,000 or 7.5% compared to the first quarter of 2024, which generated sales of $25,216,000. The decrease in sales is mainly due to lower sales unit volumes as a result of the overall market being suppressed because of, among other factors, a decline in housing starts.

Gross Profit. The Company’s gross profit margins were 60.3% and 59.9% for the quarters ended March 31, 2025 and 2024, respectively.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expenses were $5,001,000 and $5,352,000 for the quarters ended March 31, 2025 and 2024, respectively, representing a decrease of $351,000 or 6.6%. The decrease is mostly related to lower staffing related expenses and commissions due to lower sales. Selling expenses increased as a percentage of net sales compared to last year, being 21.4% for the quarter ended March 31, 2025, and 21.2% for the quarter ended March 31, 2024.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $3,891,000 and $3,758,000 for the quarters ended March 31, 2025 and 2024, respectively, increasing by $133,000 or 3.5%. The increase is due to higher product liability reserves and expenses and staffing related costs. These were partly offset by decreases in stock based compensation, which moves in relation to the Company’s stock price, as detailed in Note 7, Stock Based Compensation Plans, and the incentive compensation component which is aligned with profitability. As a percentage of sales, general and administrative expenses increased to 16.7% for the quarter ended March 31, 2025 from 14.9% for the quarter ended March 31, 2024.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $1,130,000 and $931,000 for the quarters ended March 31, 2025 and 2024, respectively, increasing by $199,000 or 21.4%. The increase is mostly due to outside consulting and staffing related expenses. Engineering expenses increased as a percentage of sales, being 4.8% for the quarter ended March 31, 2025, and 3.7% for the same quarter in 2024.

Operating Profits. Reflecting all of the factors mentioned above, operating profits were $4,050,000 and $5,058,000 for the quarters ended March 31, 2025 and 2024, respectively, decreasing by $1,008,000 or 19.9%.

Interest Income. Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. The Company recorded $511,000 of interest income for the first quarter of 2025 and $546,000 for the first quarter of 2025.

Other Income (Expense). Other income (expense) primarily consists of foreign currency exchange gains (losses) on transactions settled in currencies other than the Company’s local currency, typically related to the Company’s foreign U.K. and France subsidiaries. There was a gain of $83,000 during the first quarter of 2025 compared to a loss of $29,000 during the first quarter of 2024.

Income Tax Expense. Income tax expense was $1,124,000 for the first quarter of 2025, compared to $1,375,000 for the first quarter in 2024, decreasing $251,000 or 18.3%, mostly the result of lower income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company’s primary cash needs have been related to working capital items, which the Company has largely funded through cash generated from operations.

As of March 31, 2025, the Company had a cash balance of $49,226,000. Additionally, the Company has a $15,000,000 line of credit available, as discussed in detail in Note 5, which had no borrowings outstanding upon it as of March 31, 2025. As of December 31, 2024, the Company had a cash balance of $51,699,000, also with no borrowings against the line of credit.

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

For the three months ended March 31, 2025, the Company’s operating activities provided cash of $1,555,000, compared to the three months ended March 31, 2024 which provided cash of $2,704,000, a decrease of $1,149,000. For details of the operating cash flows refer to the Condensed Consolidated Statements of Cash Flows in Part I – Financial Information on page eight.

As a general trend, the Company tends to deplete or generate lower amounts of cash early in the year, as significant payments are typically made for incentive compensation and accrued promotional incentives. Cash has then historically shown a tendency to be restored and accumulated during the latter portion of the year.

Investing Activities

Cash used in investing activities during the three months ended March 31, 2025 and 2024 was $552,000 and $461,000, respectively, as a result of payments for mainly leasehold improvements and manufacturing equipment capital expenditures.

Financing Activities

All financing activities relate to dividend payments, which are detailed in Note 9, Shareholders’ Equity. Dividend payments through the first three months of 2025 and 2024 amounted to $3,432,000 and $3,332,000, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our critical accounting policies and estimates. There have been no material changes to our critical accounting policies and estimates discussed in such report.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires new tabular disclosures disaggregating prescribed expense categories within relevant income statement captions. The amendment is effective for annual periods beginning after December 15, 2026 and interim periods in fiscal years beginning after December 15, 2027. The Company is in the process of evaluating the impact of ASU No. 2024-03 on its Condensed Consolidated Financial Statements.

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

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

See legal proceedings disclosure in Note 6, Commitments and Contingencies, to the Condensed Consolidated Financial Statements included in this Form 10-Q.

Item 1A – Risk Factors

Risk factors are discussed in detail in the Company’s December 31, 2024 Form 10-K.

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

OMEGA FLEX, INC.
(Registrant)

Date: May 2, 2025	By:	/s/ Matthew F. Unger
Matthew F. Unger
Vice President – Finance,
Chief Financial Officer, and Assistant Secretary

-34-