Form 10-Q
period 2025-06-30
Omega Flex, Inc.
filed 2025-08-01
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding as of August 1, 2025 was 10,094,322.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2025

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, except Common Stock par value)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$50,734	$51,699
Accounts Receivable - less allowances of $810 and $866, respectively	13,256	14,381
Inventories - Net	14,515	14,559
Other Current Assets	2,194	2,983
Total Current Assets	80,699	83,622

Right-Of-Use Assets - Operating	4,813	4,944
Property and Equipment - Net	10,021	9,700
Goodwill - Net	3,526	3,526
Deferred Taxes	352	365
Other Long Term Assets	3,372	3,734
Total Assets	$102,783	$105,891

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,056	$2,661
Accrued Compensation	934	1,989
Accrued Commissions and Sales Incentives	3,008	3,873
Dividends Payable	3,432	3,432
Taxes Payable	-	710
Lease Liability - Operating	750	712
Other Liabilities	3,632	4,061
Total Current Liabilities	13,812	17,438

Lease Liability - Operating, net of current portion	4,392	4,566
Deferred Taxes	100	181
Other Long Term Liabilities	515	525
Total Liabilities	18,819	22,710

Commitments and Contingencies (Note 6)

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 share: authorized 20,000,000 shares: 10,153,633 shares issued and 10,094,322 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	11,032	11,025
Retained Earnings	73,740	72,880
Accumulated Other Comprehensive Loss	(875)	(892)
Total Omega Flex, Inc. Shareholders’ Equity	83,998	83,114
Noncontrolling Interest	(34)	67
Total Shareholders’ Equity	83,964	83,181
Total Liabilities and Shareholders’ Equity	$102,783	$105,891

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, except per Common Share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024
	(unaudited)

Net Sales	$25,525	$24,620	$48,855	$49,836

Cost of Goods Sold	10,103	9,398	19,361	19,515

Gross Profit	15,422	15,222	29,494	30,321

Selling Expense	5,217	4,874	10,218	10,226
General and Administrative Expense	4,133	4,081	8,024	7,839
Engineering Expense	1,350	984	2,480	1,915

Operating Profit	4,722	5,283	8,772	10,341

Interest Income	493	609	1,004	1,155
Other Income (Expense)	229	(31)	312	(60)

Income Before Income Taxes	5,444	5,861	10,088	11,436

Income Tax Expense	1,341	1,387	2,465	2,762

Net Income	4,103	4,474	7,623	8,674
Net Loss - Noncontrolling Interest	53	22	101	41

Net Income attributable to Omega Flex, Inc.	$4,156	$4,496	$7,724	$8,715

Basic and Diluted Earnings per Common Share	$0.41	$0.45	$0.77	$0.86

Cash Dividends Declared per Common Share	$0.34	$0.34	$0.68	$0.67

Basic and Diluted Weighted Average Shares Outstanding	10,094	10,094	10,094	10,094

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024
	(unaudited)

Net Income	$4,103	$4,474	$7,623	$8,674

Other Comprehensive Income:
Foreign Currency Translation Adjustment	11	16	17	-
Other Comprehensive Income	11	16	17	-

Comprehensive Income	4,114	4,490	7,640	8,674

Comprehensive Loss Attributable to the Noncontrolling Interest	53	21	101	41

Total Comprehensive Income	$4,167	$4,511	$7,741	$8,715

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in Thousands, Except Share Amounts)

(unaudited)

For the three months ended June 30, 2025

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interest	Shareholders’ Equity
					(unaudited)
April 1, 2025	10,094,322	$102	$(1)	$11,025	$73,016	$(886)	$19	$83,275

Net Income					4,156		(53)	4,103
Cumulative Translation Adjustment						11		11
Equity Based Compensation				7				7
Dividends Declared					(3,432)			(3,432)

June 30, 2025	10,094,322	$102	$(1)	$11,032	$73,740	$(875)	$(34)	$83,964

For the three months ended June 30, 2024

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interest	Shareholders’ Equity
					(unaudited)
April 1, 2024	10,094,322	$102	$(1)	$11,025	$69,381	$(945)	$143	$79,705

Net Income					4,496		(22)	4,474
Cumulative Translation Adjustment						15	1	16
Equity Based Compensation								-
Dividends Declared					(3,432)			(3,432)

June 30, 2024	10,094,322	$102	$(1)	$11,025	$70,445	$(930)	$122	$80,763

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in Thousands, Except Share Amounts)

(unaudited)

For the six months ended June 30, 2025

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interest	Shareholders’ Equity
					(unaudited)
January 1, 2025	10,094,322	$102	$(1)	$11,025	$72,880	$(892)	$67	$83,181

Net Income					7,724		(101)	7,623
Cumulative Translation Adjustment						17		17
Equity Based Compensation				7				7
Dividends Declared					(6,864)			(6,864)

June 30, 2025	10,094,322	$102	$(1)	$11,032	$73,740	$(875)	$(34)	$83,964

For the six months ended June 30, 2024

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interest	Shareholders’ Equity
					(unaudited)
January 1, 2024	10,094,322	$102	$(1)	$11,025	$68,493	$(930)	$163	$78,852

Net Income					8,715		(41)	8,674
Cumulative Translation Adjustment								-
Equity Based Compensation								-
Dividends Declared					(6,763)			(6,763)

June 30, 2024	10,094,322	$102	$(1)	$11,025	$70,445	$(930)	$122	$80,763

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	For the six months ended
	June 30,
	2025	2024
	(unaudited)
Cash Flows from Operating Activities:
Net Income	$7,623	$8,674
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Non-Cash Compensation	60	12
Non-Cash Lease Expense	351	353
Depreciation and Amortization	682	574
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	(57)	(350)
Deferred Taxes	(68)	(306)
Provision for Inventory Reserves	(233)	(51)
Changes in Assets and Liabilities:
Accounts Receivable	1,234	2,294
Inventories	449	(303)
Other Assets	1,168	1,552
Accounts Payable	(619)	195
Accrued Compensation	(1,057)	(2,192)
Accrued Commissions and Sales Incentives	(873)	(1,579)
Lease Liability - Operating	(354)	(291)
Other Liabilities	(1,293)	(1,475)
Net Cash Provided by Operating Activities	7,013	7,107

Cash Flows from Investing Activities:
Capital Expenditures	(996)	(1,099)
Net Cash Used in Investing Activities	(996)	(1,099)

Cash Flows from Financing Activities:
Dividends Paid	(6,864)	(6,663)
Net Cash Used in Financing Activities	(6,864)	(6,663)

Net Decrease in Cash and Cash Equivalents	(847)	(655)
Translation effect on cash	(118)	4
Cash and Cash Equivalents – Beginning of Period	51,699	46,356
Cash and Cash Equivalents – End of Period	$50,734	$45,705

Supplemental Disclosure of Cash Flow Information:
Cash paid for Income Taxes	$3,800	$3,400
Declared Dividends	$6,864	$6,763
Additions to Right-Of-Use Assets obtained from new operating Lease Liabilities	$-	$2,748

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Omega Flex, Inc., and its subsidiaries (collectively the “Company”). The Company’s Condensed Consolidated Financial Statements for the quarter ended June 30, 2025 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), and with the instructions of Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“Form 10-K”). All material intercompany accounts and transactions have been eliminated in consolidation. It is management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature, or a description is provided for any adjustments that are not of a normal recurring nature.

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

The reserve for credit losses, which include future credits, discounts, and doubtful accounts, was $810,000 and $866,000 as of June 30, 2025 and December 31, 2024, respectively.

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

Equity Incentive Plan

In 2024, the Flex-Trac, Inc. 2025 Equity Incentive Plan (the “Equity Incentive Plan”) was adopted to provide directors, officers, employees, contractors and consultants of Flex-Trac, Inc. or its affiliates an equity-based incentive to maintain and enhance the performance and profitability of Flex-Trac, Inc. Subject to adjustment as provided in the Equity Incentive Plan, up to 818,458 shares of the common stock, par value $0.01 per share, of Flex-Trac, Inc. (“FTI Common Stock”), or 7.5% of the fully-diluted shares of FTI Common Stock, may be issued pursuant to the Equity Incentive Plan with respect to awards.

On January 2, 2025, 420,000 shares of restricted stock in the aggregate, or 4% of the shares of FTI Common Stock, were granted and issued to certain eligible participants under the Equity Incentive Plan (the “Awards”). The Awards cliff vest after eight years of continuous service or earlier upon the grantee’s death, disability or retirement, or a change of control, as defined and further described in the Equity Incentive Plan.

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

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of June 30, 2025 and December 31, 2024, each of the Company’s leases is classified as an operating lease.

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

Other Comprehensive Income

For the three and six months ended June 30, 2025 and 2024, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentrations

The Company has one significant customer which represented more than 10% of the Company’s Accounts Receivable as of June 30, 2025 and as of December 31, 2024. That same customer represented more than 10% of the Company’s total Net Sales for the three and six months ended June 30, 2025 and 2024. Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are consistent with those discussed in detail in the Company’s Form 10-K.

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

3. INVENTORIES

Inventories, net of reserves of $650,000 and $864,000 as of June 30, 2025 and December 31, 2024, respectively, consisted of the following:

	June 30,	December 31,
	2025	2024
	(in thousands)
Finished Goods	$7,523	$6,676
Raw Materials	6,992	7,883
Inventories - Net	$14,515	$14,559

See Note 4, Other Long Term Assets, for details on inventories which are estimated to be used beyond the next twelve months.

4. OTHER LONG TERM ASSETS

Other long term assets were as follows:

	June 30,	December 31,
	2025	2024
	(in thousands)
Inventories, net	$2,125	$2,503
Cash surrender value of life insurance policies	1,136	1,108
Other	111	123
Other Long Term Assets	$3,372	$3,734

The Company maintains inventories, net of reserves of $1,000,000 as of June 30, 2025 and December 31, 2024, which is estimated to be used beyond the next twelve months, mainly for the corrugated medical tubing (“CMT”) products. Higher amounts of materials for the CMT products were initially purchased for cost considerations and because of longer required lead times.

The Company has obtained and is the beneficiary of life insurance policies with respect to past employees. During 2024, the insured for one of the policies became deceased which allowed for proceeds to be received from a claim upon the policy of $739,000.

5. LINE OF CREDIT AND OTHER BORROWINGS

On July 3, 2023, the Company agreed to an Amended and Restated Loan Agreement with Santander Bank, N.A. (the “Bank”), and a Second Amended and Restated Committed Revolving Line of Credit Note to the Bank (both documents together, the “Facility”). The Facility is an unsecured revolving credit facility in the maximum amount of $15,000,000, with a $1,000,000 letter of credit sublimit, expiring June 1, 2028, with funds available for working capital and other corporate purposes. The interest rate payable on any borrowings is either the Term SOFR Reference Rate or the Bank’s Prime Rate, as specified by the Company, plus the Applicable Margin. The Applicable Margin for the Term SOFR Reference Rate is plus 0.75% to plus 1.75%, and for Prime Rate, up to plus 0.50%, depending upon the Company’s then existing specified financial ratios. As of June 30, 2025, the Company’s ratio would allow for the most favorable rate under the Facility’s ranges or 5.07%. The Company is also required to pay on a quarterly basis an unused facility fee of 10 basis points of the average unused balance of the note and an annual commitment fee of $5,000 due and payable on each anniversary date of the Facility. The Company may terminate the Facility at any time as long as there are no amounts outstanding and may prepay any borrowings.

As of June 30, 2025 and December 31, 2024, the Company had no outstanding borrowings on the Facility or the Line, as applicable, and was in compliance with all debt covenants.

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

The Company has salary continuation agreements with past employees. These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1,000 to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement. The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments associated with these agreements is $282,000 as of June 30, 2025, of which $240,000 is included in Other Long Term Liabilities, and the remaining current portion of $42,000 is included in Other Liabilities, associated with the applicable retirement benefit payments over the next twelve months. The December 31, 2024 liability of $302,000 had $255,000 reported in Other Long Term Liabilities, and a current portion of $47,000 in Other Liabilities.

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

The Company has in place commercial general liability insurance policies that cover most Claims, which are subject to deductibles or retentions, ranging primarily from $250,000 to $3,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. The potential liability for a given claim could range from zero to a maximum of $3,000,000, depending upon the circumstances, and insurance deductible or retention in place for the respective claim year. The aggregate maximum exposure for all current open Claims as of June 30, 2025 is estimated to not exceed approximately $5,013,000, which represents the potential costs that may be incurred over time for the Claims within the applicable insurance policy deductibles or retentions. From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the Condensed Consolidated Financial Statements primarily represents an accrual for legal costs for services previously rendered, outstanding settlements for Claims not yet paid, and anticipated, probable, settlements for Claims within the Company’s remaining retention under its insurance policies. The liabilities recorded in the Company’s books as of June 30, 2025 and December 31, 2024 were $542,000 and $706,000, respectively, and are included in Other Liabilities.

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

Grants of Units. As of December 31, 2024, the Company had 9,872 nonvested and unmatured Units outstanding. In February 2025, the Company paid $53,000 for 1,206 fully vested and matured Units that were granted during 2021, including their respective earned dividend values. In addition, the Company granted 12,829 Units with a fair value of $32.35 per Unit on grant date, using historical volatility in February 2025. As of June 30, 2025, the Company had 23,397 nonvested and unmatured Units outstanding.

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

The Company recognizes the reversal of any previously recognized compensation expense on forfeited awards in the period that the award is forfeited. During the three months ended June 30, 2025 and 2024, no awards were forfeited. During the six months ended June 30, 2025 no awards were forfeited. During the six months June 30, 2024, a reversal of $6,000 of previously recognized compensation expense was recognized on 244 nonvested forfeited Units.

The total liability related to the Units as of June 30, 2025 was $365,000 of which $91,000 is included in Other Liabilities, as it is expected to be paid within the next twelve months, and the balance of $274,000 is included in Other Long Term Liabilities. The total liability related to the Units as of December 31, 2024 was $365,000 of which $94,000 was included in Other Liabilities, and the balance of $271,000 was included in Other Long Term Liabilities.

Related to the Plan, in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, the Company recorded compensation expense of $53,000 and $12,000 for the six months ended June 30, 2025 and 2024, respectively. The Company recorded compensation expense of $50,000 and compensation income of $49,000 for the three months ended June 30, 2025 and 2024, respectively. Compensation expense or income for a given period largely depends upon fluctuations in the Company’s stock price.

The following table summarizes information about the Company’s nonvested and unmatured Units as of and for the six months ended June 30, 2025:

	Units	Weighted Average Grant Date Fair Value
Number of Units:
Nonvested and Unmatured as of December 31, 2024	9,872	$81.16
Granted	12,829	$32.35
Vested	(3,469)	$89.77
Forfeited	—	—
Canceled	—	—
Other (see below)	4,165	$83.68
Nonvested and Unmatured as of June 30, 2025	23,397	$53.57
Units Expected to Vest and Mature	23,397	$53.57

The other increase of 4,165 Units reflects adjustments to conform with three-year cliff vesting in accordance with the amended and restated Phantom Plan described above.

Total unrecognized compensation costs as of June 30, 2025 were $470,000 which will be recognized through February 2028. The Company will recognize the related expense for the Units over the weighted average period of 2.0 years.

Equity Incentive Plan

In 2024, the Flex-Trac, Inc. 2025 Equity Incentive Plan (the “Equity Incentive Plan”) was adopted to provide directors, officers, employees, contractors and consultants of Flex-Trac, Inc. or its affiliates an equity-based incentive to maintain and enhance the performance and profitability of Flex-Trac, Inc. Subject to adjustment as provided in the Equity Incentive Plan, up to 818,458 shares of the common stock, par value $0.01 per share, of Flex-Trac, Inc. (“FTI Common Stock”), or 7.5% of the fully-diluted shares of FTI Common Stock, may be issued pursuant to the Equity Incentive Plan with respect to awards.

On January 2, 2025, 420,000 shares of restricted stock in the aggregate, or 4% of the shares of FTI Common Stock, were granted and issued to certain eligible participants under the Equity Incentive Plan (the “Awards”). The Awards cliff vest after eight years of continuous service or earlier upon the grantee’s death, disability or retirement, or a change of control, as defined and further described in the Equity Incentive Plan.

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

The following table summarizes information about the nonvested Awards as of and for the three months ended June 30, 2025:

	Awards	Weighted Average Grant Date Fair Value
Number of Awards:
Nonvested as of December 31, 2024	—	$—
Granted	420,000	$0.27
Vested	—	—
Forfeited	—	—
Canceled	—	—
Nonvested as of June 30, 2025	420,000	$0.27
Awards Expected to Vest	420,000	$0.27

For the three and six months ended June 30, 2025, compensation expense was $7,000. There were no forfeitures.

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

As of June 30, 2025, the Company recorded right-of-use assets of $4,813,000, and a lease liability of $5,142,000, of which $750,000 is reported as a current liability. On December 31, 2024, the Company recorded right-of-use assets of $4,944,000, and a lease liability of $5,278,000, of which $712,000 was reported as a current liability. The respective weighted average remaining lease term and discount rate are approximately 7.5 years and 3.60% as of June 30, 2025.

Rent expense for operating leases was $234,000 and $468,000 for the three and six months ended June 30, 2025 and $212,000 and $406,000 for the three and six months ended June 30, 2024.

Future minimum lease payments under non-cancelable leases as of June 30, 2025 are as follows:

Twelve Months Ending June 30,	Operating Leases
(in thousands)
2026	$920
2027	913
2028	807
2029	824
2030	651
Thereafter	1,595
Total Future Minimum Lease Payments	5,710
Less: Interest	568
Lease Liability	5,142
Less: Current Portion of Lease Liability	750
Lease Liability – Net of Current Portion	$4,392

9. SHAREHOLDERS’ EQUITY

As of June 30, 2025 and December 31, 2024, the Company had 20,000,000 shares of common stock, with par value of $0.01 per share, authorized. For both periods, the total number of outstanding shares was 10,094,322, shares held in Treasury were 59,311, and total shares issued was 10,153,633.

During 2025 and 2024, upon approval of the Board of Directors (the “Board”) the Company has declared and paid regular quarterly dividends, as set forth in the following table:

Dividend Declared		Dividend Paid
Date	Price Per Share	Date	Amount
June 17, 2025	$0.34	July 10, 2025	$3,432,000
March 25, 2025	$0.34	April 22, 2025	$3,432,000
December 5, 2024	$0.34	January 7, 2025	$3,432,000
September 11, 2024	$0.34	October 8, 2024	$3,432,000
June 12, 2024	$0.34	July 10, 2024	$3,432,000
March 28, 2024	$0.33	April 24, 2024	$3,331,000
December 6, 2023	$0.33	January 4, 2024	$3,332,000

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

12. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred through the date of this filing. During this period, no events came to the Company’s attention that would impact the Condensed Consolidated Financial Statements for the period ended June 30, 2025.

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

CHANGES IN FINANCIAL CONDITION

For the period ended June 30, 2025 vs. December 31, 2024

The Company’s cash balance of $50,734,000 on June 30, 2025 decreased $965,000 (1.9%) from a $51,699,000 balance at December 31, 2024. Consistent with prior years, the Company paid a significant amount of cash during the first quarter for obligations that were accrued as of the end of the preceding year such as incentive related compensation. The Company also paid dividends during 2025 totaling $6,864,000, as detailed in Note 9, Shareholders’ Equity, to the Condensed Consolidated Financial Statements included in this report, and capital expenditures of $996,000 mostly offset by cash provided by operating activities of $7,013,000. These cash outflows were partially offset by income from operations. See the Company’s Condensed Consolidated Cash Flow Statements for further details regarding the change in cash.

Retained earnings were $73,740,000 and $72,880,000 as of June 30, 2025 and December 31, 2024, respectively, increasing $860,000 or 1.2%. The increase was primarily due to net income during the year, as provided on the Company’s Condensed Consolidated Statements of Income, partially offset by dividends declared during 2025, as discussed in detail in Note 9, Shareholders’ Equity, to the Condensed Consolidated Financial Statements included in this report.

RESULTS OF OPERATIONS

Three months ended June 30, 2025 compared to three months ended June 30, 2024

The Company reported comparative results from operations for the three month periods ended June 30, 2025 and 2024 as follows:

	Three months ended June 30,
	(in thousands)
	2025	2025	2024	2024
	($000)%		($000)%
Net Sales	$25,525	100.0%	$24,620	100.0%
Gross Profit	$15,422	60.4%	$15,222	61.8%
Operating Profit	$4,722	18.5%	$5,283	21.5%

Net Sales. The Company’s 2025 second quarter sales of $25,525,000 increased $905,000 or 3.7% compared to the second quarter of 2024, which generated sales of $24,620,000.

Gross Profit. The Company’s gross profit margins were 60.4% and 61.8% for the quarters ended June 30, 2025 and 2024, respectively.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expenses were $5,217,000 and $4,874,000 for the quarters ended June 30, 2025 and 2024, respectively, representing an increase of $343,000 or 7.0%. The increase is mostly related to higher advertising, commissions, due to higher sales, and travel. Selling expenses increased as a percentage of net sales compared to last year, being 20.4% for the quarter ended June 30, 2025, and 19.8% for the quarter ended June 30, 2024.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $4,133,000 and $4,081,000 for the quarters ended June 30, 2025 and 2024, respectively, increasing by $52,000 or 1.3%. The increase is due to stock based compensation, which moves in relation to the Company’s stock price, as detailed in Note 7, Stock Based Compensation Plans, and staffing related costs. These were partly offset by a decrease in director fees and expenses. As a percentage of sales, general and administrative expenses decreased to 16.2% for the quarter ended June 30, 2025 from 16.6% for the quarter ended June 30, 2024.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $1,350,000 and $984,000 for the quarters ended June 30, 2025 and 2024, respectively, increasing by $366,000 or 37.2%. The increase is mostly due to product development and certification related expenses. Engineering expenses increased as a percentage of sales, being 5.3% for the quarter ended June 30, 2025, and 4.0% for the same quarter in 2024.

Operating Profits. Reflecting all of the factors mentioned above, operating profits were $4,722,000 and $5,283,000 for the quarters ended June 30, 2025 and 2024, respectively, decreasing by $561,000 or 10.6%.

Interest Income. Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. The Company recorded $493,000 of interest income for the second quarter of 2025 and $609,000 for the second quarter of 2024. The decrease is mainly due to lower interest rates.

Other Income (Expense). Other income (expense) primarily consists of foreign currency exchange gains (losses) on transactions settled in currencies other than the Company’s local currency, typically related to the Company’s foreign U.K. and France subsidiaries. There was a gain of $229,000 during the second quarter of 2025 compared to a loss of $31,000 during the second quarter of 2024 mainly due to the weakening of the U.S. dollar compared to the British Pound and Euro.

Income Tax Expense. Income tax expense was $1,341,000 for the second quarter of 2025, compared to $1,387,000 for the second quarter in 2024, decreasing $46,000 or 3.3%, mostly the result of lower income before income taxes.

Six months ended June 30, 2025 compared to Six months ended June 30, 2024

The Company reported comparative results from operations for the six month periods ended June 30, 2025 and 2024 as follows:

	Six months ended June 30,
	(in thousands)
	2025	2025	2024	2024
	($000)%		($000)%
Net Sales	$48,855	100.0%	$49,836	100.0%
Gross Profit	$29,494	60.4%	$30,321	60.8%
Operating Profit	$8,772	18.0%	$10,341	20.8%

Net Sales. The Company’s sales for the first six months of 2025 of $48,855,000 decreased $981,000 or 2.0% compared to the first six months of 2024, which generated sales of $49,836,000. The decrease in sales is mainly due to lower sales unit volumes as a result of the overall market being suppressed because of, among other factors, a decline in housing starts.

Gross Profit. The Company’s gross profit margins were 60.4% and 60.8% for the six months ended June 30, 2025 and 2024, respectively.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expenses were $10,218,000 and $10,226,000 for the six months ended June 30, 2025 and 2024, respectively, representing a decrease of $8,000 or 0.1%. Significant, notable items include a decrease of staffing related expenses mostly offset by increases in sales incentives and travel. Selling expenses increased as a percentage of net sales compared to last year, being 20.9% for the six months ended June 30, 2025, and 20.5% for the six months ended June 30, 2024.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $8,024,000 and $7,839,000 for the six months ended June 30, 2025 and 2024, respectively, increasing by $185,000 or 2.4%. The increase is due to higher staffing related costs and product liability reserves and expenses. These were partly offset by decreases in director fees and expenses and the incentive compensation component which is aligned with profitability. As a percentage of sales, general and administrative expenses increased to 16.4% for the six months ended June 30, 2025 from 15.7% for the six months ended June 30, 2024.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $2,480,000 and $1,915,000 for the six months ended June 30, 2025 and 2024, respectively, increasing by $565,000 or 29.5%. The increase is mostly due to product development and certification related expenses as well as higher staffing related costs. Engineering expenses increased as a percentage of sales, being 5.1% for the six months ended June 30, 2025, and 3.8% for the six months ended June 30, 2024.

Operating Profits. Reflecting all of the factors mentioned above, operating profits were $8,772,000 and $10,341,000 for the six months ended June 30, 2025 and 2024, respectively, decreasing by $1,569,000 or 15.2%.

Interest Income. Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. The Company recorded $1,004,000 and $1,155,000 of interest income during the first six months of 2025 and 2024, respectively. The decrease is mainly due to lower interest rates.

Other Income (Expense). Other income (expense) primarily consists of foreign currency exchange gains (losses) on transactions settled in currencies other than the Company’s local currency, typically related to the Company’s foreign U.K. and France subsidiaries. There was a gain of $312,000 during the first six months of 2025 compared to a loss of $60,000 during the first six months of 2024 mainly due to the weakening of the U.S. dollar compared to the British Pound and Euro.

Income Tax Expense. Income tax expense was $2,465,000 for the first six months of 2025, compared to $2,762,000 for the first six months in 2024, decreasing $297,000 or 10.8%, mostly the result of lower income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company’s primary cash needs have been related to working capital items, which the Company has largely funded through cash generated from operations.

As of June 30, 2025, the Company had a cash balance of $50,734,000. Additionally, the Company has a $15,000,000 line of credit available, as discussed in detail in Note 5, which had no borrowings outstanding upon it as of June 30, 2025. As of December 31, 2024, the Company had a cash balance of $51,699,000, also with no borrowings against the line of credit.

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

For the six months ended June 30, 2025, the Company’s operating activities provided cash of $7,013,000, compared to the six months ended June 30, 2024 which provided cash of $7,107,000, a decrease of $94,000. For details of the operating cash flows refer to the Condensed Consolidated Statements of Cash Flows in Part I – Financial Information on page eight.

As a general trend, the Company tends to deplete or generate lower amounts of cash early in the year, as significant payments are typically made for incentive compensation and accrued promotional incentives. Cash has then historically shown a tendency to be restored and accumulated during the latter portion of the year.

Investing Activities

Cash used in investing activities during the six months ended June 30, 2025 and 2024 was $996,000 and $1,099,000, respectively, as a result of payments for mainly leasehold improvements and manufacturing equipment capital expenditures.

Financing Activities

All financing activities relate to dividend payments, which are detailed in Note 9, Shareholders’ Equity. Dividend payments through the first six months of 2025 and 2024 amounted to $6,864,000 and $6,663,000, respectively.

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

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OMEGA FLEX, INC.
(Registrant)

Date: August 1, 2025	By:	/s/ Matthew F. Unger
Matthew F. Unger
Vice President – Finance,
Chief Financial Officer, and Assistant Secretary

-36-