Form 10-Q
period 2025-09-30
Omega Flex, Inc.
filed 2025-10-31
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of the registrant’s common stock outstanding as of November 1, 2025 was 10,094,322.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, except Common Stock par value)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$49,368	$51,699
Accounts Receivable - less allowances of $800 and $866, respectively	14,417	14,381
Inventories - Net	14,310	14,559
Other Current Assets	3,526	2,983
Total Current Assets	81,621	83,622

Right-Of-Use Assets - Operating	4,613	4,944
Property and Equipment - Net	10,316	9,700
Goodwill - Net	3,526	3,526
Deferred Taxes	391	365
Other Long Term Assets	3,379	3,734
Total Assets	$103,846	$105,891

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,078	$2,661
Accrued Compensation	1,259	1,989
Accrued Commissions and Sales Incentives	3,372	3,873
Dividends Payable	3,433	3,432
Taxes Payable	-	710
Lease Liability - Operating	763	712
Other Liabilities	3,654	4,061
Total Current Liabilities	14,559	17,438

Lease Liability - Operating, net of current portion	4,175	4,566
Deferred Taxes	471	181
Other Long Term Liabilities	535	525
Total Liabilities	19,740	22,710

Commitments and Contingencies (Note 6)

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 share: authorized 20,000,000 shares: 10,153,633 shares issued and 10,094,322 shares outstanding as of September 30, 2025 and December 31, 2024	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	11,035	11,025
Retained Earnings	73,995	72,880
Accumulated Other Comprehensive Loss	(931)	(892)
Total Omega Flex, Inc. Shareholders’ Equity	84,200	83,114
Noncontrolling Interest	(94)	67
Total Shareholders’ Equity	84,106	83,181
Total Liabilities and Shareholders’ Equity	$103,846	$105,891

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, except per Common Share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
	(unaudited)

Net Sales	$24,234	$24,880	$73,089	$74,716

Cost of Goods Sold	9,653	9,530	29,014	29,045

Gross Profit	14,581	15,350	44,075	45,671

Selling Expense	4,993	4,976	15,211	15,202
General and Administrative Expense	4,082	3,848	12,106	11,687
Engineering Expense	1,321	1,058	3,801	2,973

Operating Profit	4,185	5,468	12,957	15,809

Interest Income	509	586	1,513	1,741
Other (Expense) Income	(1)	21	311	(39)

Income Before Income Taxes	4,693	6,075	14,781	17,511

Income Tax Expense	1,062	1,479	3,527	4,241

Net Income	3,631	4,596	11,254	13,270
Net Loss - Noncontrolling Interest	57	21	158	62

Net Income attributable to Omega Flex, Inc.	$3,688	$4,617	$11,412	$13,332

Basic and Diluted Earnings per Common Share	$0.37	$0.46	$1.13	$1.32

Cash Dividends Declared per Common Share	$0.34	$0.34	$1.02	$1.01

Basic and Diluted Weighted Average Shares Outstanding	10,094	10,094	10,094	10,094

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
	(unaudited)

Net Income	$3,631	$4,596	$11,254	$13,270

Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	(59)	158	(42)	158
Other Comprehensive Income (Loss)	(59)	158	(42)	158

Comprehensive Income	3,572	4,754	11,212	13,428

Comprehensive Loss Attributable to the Noncontrolling Interest	60	13	161	54

Comprehensive Income Attributable to Omega Flex, Inc.	$3,632	$4,767	$11,373	$13,482

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in Thousands, Except Share Amounts)

(unaudited)

For the three months ended September 30, 2025

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interest	Shareholders’ Equity
	(unaudited)
July 1, 2025	10,094,322	$102	$(1)	$11,032	$73,740	$(875)	$(34)	$83,964

Net Income					3,688		(57)	3,631
Cumulative Translation Adjustment						(56)	(3)	(59)
Equity Based Compensation				3				3
Dividends Declared					(3,433)			(3,433)

September 30, 2025	10,094,322	$102	$(1)	$11,035	$73,995	$(931)	$(94)	$84,106

For the three months ended September 30, 2024

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interest	Shareholders’ Equity
	(unaudited)
July 1, 2024	10,094,322	$102	$(1)	$11,025	$70,445	$(930)	$122	$80,763

Net Income					4,617		(21)	4,596
Cumulative Translation Adjustment						150	8	158
Dividends Declared					(3,432)			(3,432)

September 30, 2024	10,094,322	$102	$(1)	$11,025	$71,630	$(780)	$109	$82,085

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in Thousands, Except Share Amounts)

(unaudited)

For the nine months ended September 30, 2025

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interest	Shareholders’ Equity
	(unaudited)
January 1, 2025	10,094,322	$102	$(1)	$11,025	$72,880	$(892)	$67	$83,181

Net Income					11,412		(158)	11,254
Cumulative Translation Adjustment						(39)	(3)	(42)
Equity Based Compensation				10				10
Dividends Declared					(10,297)			(10,297)

September 30, 2025	10,094,322	$102	$(1)	$11,035	$73,995	$(931)	$(94)	$84,106

For the nine months ended September 30, 2024

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interest	Shareholders’ Equity
	(unaudited)
January 1, 2024	10,094,322	$102	$(1)	$11,025	$68,493	$(930)	$163	$78,852

Net Income					13,332		(62)	13,270
Cumulative Translation Adjustment						150	8	158
Dividends Declared					(10,195)			(10,195)

September 30, 2024	10,094,322	$102	$(1)	$11,025	$71,630	$(780)	$109	$82,085

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	For the nine months ended
	September 30,
	2025	2024
	(unaudited)
Cash Flows from Operating Activities:
Net Income	$11,254	$13,270
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Non-Cash Compensation	122	60
Non-Cash Lease Expense	476	565
Depreciation and Amortization	1,001	886
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	(67)	(331)
Deferred Taxes	264	525
Provision for Inventory Reserves	(271)	20
Changes in Assets and Liabilities:
Accounts Receivable	71	1,584
Inventories	664	(347)
Other Assets	(182)	(1,130)
Accounts Payable	(596)	490
Accrued Compensation	(732)	(1,723)
Accrued Commissions and Sales Incentives	(508)	(1,126)
Lease Liability - Operating	(484)	(235)
Other Liabilities	(1,344)	(1,411)
Net Cash Provided by Operating Activities	9,668	11,097

Cash Flows from Investing Activities:
Capital Expenditures	(1,613)	(1,443)
Net Cash Used in Investing Activities	(1,613)	(1,443)

Cash Flows from Financing Activities:
Dividends Paid	(10,296)	(10,095)
Net Cash Used in Financing Activities	(10,296)	(10,095)

Net Decrease in Cash and Cash Equivalents	(2,241)	(441)
Translation effect on cash	(90)	(42)
Cash and Cash Equivalents – Beginning of Period	51,699	46,356
Cash and Cash Equivalents – End of Period	$49,368	$45,873

Supplemental Disclosure of Cash Flow Information:
Cash paid for Income Taxes	$4,965	$4,562
Declared Dividends	$10,297	$10,195
Additions to Right-Of-Use Assets obtained from new operating Lease Liabilities	$31	$2,813

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Omega Flex, Inc., and its subsidiaries (collectively the “Company”). The Company’s Condensed Consolidated Financial Statements for the quarter ended September 30, 2025 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), and with the instructions of Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“Form 10-K”). All material intercompany accounts and transactions have been eliminated in consolidation. It is management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature, or a description is provided for any adjustments that are not of a normal recurring nature.

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

The reserve for credit losses, which include future credits, discounts, and doubtful accounts, was $800,000 and $866,000 as of September 30, 2025 and December 31, 2024, respectively.

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

Product Liability Reserves

Product liability reserves represent the estimated unpaid amounts under the Company’s insurance policy deductibles or self-insured retention limits (or “retentions”), with respect to existing claims. The Company uses the most current available data to estimate claims. As explained more fully under Note 6, Commitments and Contingencies, to the Condensed Consolidated Financial Statements included in this report, for various product liability claims covered under the Company’s general liability insurance policies, the Company must pay certain defense and settlement costs within its retentions, ranging primarily from $250,000 to $3,000,000 per claim, depending on the terms of the policy and the applicable policy year, up to an aggregate amount. The Company is vigorously defending against all known claims.

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

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of September 30, 2025 and December 31, 2024, each of the Company’s leases is classified as an operating lease.

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

Other Comprehensive Income

For the three and nine months ended September 30, 2025 and 2024, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentrations

The Company has one significant customer which represented more than 10% of the Company’s Accounts Receivable as of September 30, 2025 and as of December 31, 2024. That same customer represented more than 10% of the Company’s total Net Sales for the three and nine months ended September 30, 2025 and 2024. Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are consistent with those discussed in detail in the Company’s Form 10-K.

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

3. INVENTORIES

Inventories, net of reserves of $609,000 and $864,000 as of September 30, 2025 and December 31, 2024, respectively, consisted of the following:

	September 30,	December 31,
	2025	2024
	(in thousands)
Finished Goods	$7,163	$6,676
Raw Materials	7,147	7,883
Inventories - Net	$14,310	$14,559

See Note 4, Other Long Term Assets, for details on inventories which are estimated to be used beyond the next twelve months.

4. OTHER LONG TERM ASSETS

Other long term assets were as follows:

	September 30,	December 31,
	2025	2024
	(in thousands)
Inventories, net	$2,063	$2,503
Cash surrender value of life insurance policies	1,143	1,108
Other	173	123
Other Long Term Assets	$3,379	$3,734

The Company maintains inventories, net of reserves of $1,000,000 as of September 30, 2025 and December 31, 2024, which is estimated to be used beyond the next twelve months, mainly for the corrugated medical tubing (“CMT”) products. Higher amounts of materials for the CMT products were initially purchased for cost considerations and because of longer required lead times.

The Company has obtained and is the beneficiary of life insurance policies with respect to past employees. During 2024, the insured for one of the policies became deceased which allowed for proceeds to be received from a claim upon the policy of $739,000.

5. LINE OF CREDIT AND OTHER BORROWINGS

On July 3, 2023, the Company agreed to an Amended and Restated Loan Agreement with Santander Bank, N.A. (the “Bank”), and a Second Amended and Restated Committed Revolving Line of Credit Note to the Bank (both documents together, the “Facility”). The Facility is an unsecured revolving credit facility in the maximum amount of $15,000,000, with a $1,000,000 letter of credit sublimit, expiring September 1, 2028, with funds available for working capital and other corporate purposes. The interest rate payable on any borrowings is either the Term SOFR Reference Rate or the Bank’s Prime Rate, as specified by the Company, plus the Applicable Margin. The Applicable Margin for the Term SOFR Reference Rate is plus 0.75% to plus 1.75%, and for Prime Rate, up to plus 0.50%, depending upon the Company’s then existing specified financial ratios. As of September 30, 2025, the Company’s ratio would allow for the most favorable rate under the Facility’s ranges or 5.06%. The Company is also required to pay on a quarterly basis an unused facility fee of 10 basis points of the average unused balance of the note and an annual commitment fee of $5,000 due and payable on each anniversary date of the Facility. The Company may terminate the Facility at any time as long as there are no amounts outstanding and may prepay any borrowings.

As of September 30, 2025 and December 31, 2024, the Company had no outstanding borrowings on the Facility or the Line, as applicable, and was in compliance with all debt covenants.

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

The Company has salary continuation agreements with past employees. These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1,000 to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement. The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments associated with these agreements is $277,000 as of September 30, 2025, of which $238,000 is included in Other Long Term Liabilities, and the remaining current portion of $39,000 is included in Other Liabilities, associated with the applicable retirement benefit payments over the next twelve months. The December 31, 2024 liability of $302,000 had $255,000 reported in Other Long Term Liabilities, and a current portion of $47,000 in Other Liabilities.

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

Contingencies

In the ordinary and normal conduct of the Company’s business, it is subject to lawsuits, investigations, and claims (collectively, the “Claims”). The Claims generally relate to potential lightning or other electrical damage to our flexible gas piping products and may result in legal and product liability related expenses. The Company does not believe the Claims, which are generally brought by insurance companies on a subrogation basis, have legal merit and vigorously defends them. It is possible that the Company may incur increased litigation costs in the future due to a variety of factors, including a higher number of Claims, higher legal and expert costs, higher retentions, and/or the Company’s decision to self-insure most product liability Claims made for its yellow-jacketed TracPipe® CSST on or after September 1, 2025 (the “Self-Insured Claims”).

Except for the Self-Insured Claims, the Company has in place commercial general liability insurance policies that cover most Claims, which are subject to retentions, ranging primarily from $250,000 to $3,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. Except for the Self-Insured Claims, the potential liability for a given claim could range from zero to a maximum of $3,000,000, depending upon the circumstances, and retentions in place for the respective claim year. The aggregate maximum exposure for all open Claims as of September 30, 2025, is estimated to not exceed approximately $4,207,000, which represents the potential costs that may be incurred over time for the Claims within the applicable retentions. As of September 30, 2025, there are no open Self-Insured Claims.

From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of retentions to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the Condensed Consolidated Financial Statements primarily represents an accrual for legal costs for services previously rendered, outstanding settlements for Claims not yet paid, and anticipated, probable, settlements for Claims within the Company’s remaining retentions under its insurance policies. The liabilities recorded in the Company’s books as of September 30, 2025 and December 31, 2024 were $322,000 and $706,000, respectively, and are included in Other Liabilities.

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

Grants of Units. As of December 31, 2024, the Company had 9,872 nonvested and unmatured Units outstanding. In February 2025, the Company paid $53,000 for 1,206 fully vested and matured Units that were granted during 2021, including their respective earned dividend values. In addition, the Company granted 12,829 Units with a fair value of $32.35 per Unit on grant date, using historical volatility in February 2025. In September 2025, the Company paid $33,000 for 808 fully vested and matured Units that were granted during 2021, including their respective earned dividend values. As of September 30, 2025, the Company had 23,057 nonvested and unmatured Units outstanding.

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

The Company recognizes the reversal of any previously recognized compensation expense on forfeited awards in the period that the award is forfeited. During the three months ended September 30, 2025 and 2024, no awards were forfeited. During the nine months ended September 30, 2025 no awards were forfeited. During the nine months September 30, 2024, a reversal of $6,000 of previously recognized compensation expense was recognized on 244 nonvested forfeited Units.

The total liability related to the Units as of September 30, 2025 was $391,000 of which $95,000 is included in Other Liabilities, as it is expected to be paid within the next twelve months, and the balance of $296,000 is included in Other Long Term Liabilities. The total liability related to the Units as of December 31, 2024 was $365,000 of which $94,000 was included in Other Liabilities, and the balance of $271,000 was included in Other Long Term Liabilities.

Related to the Plan, in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, the Company recorded compensation expense of $112,000 and $60,000 for the nine months ended September 30, 2025 and 2024, respectively. The Company recorded compensation expense of $58,000 and $48,000 for the three months ended September 30, 2025 and 2024, respectively. Compensation expense or income for a given period largely depends upon fluctuations in the Company’s stock price.

The following table summarizes information about the Company’s nonvested and unmatured Units as of and for the nine months ended September 30, 2025:

	Units	Weighted Average Grant Date Fair Value
Number of Units:
Nonvested and Unmatured as of December 31, 2024	9,872	$81.16
Granted	12,829	$32.35
Vested	(3,809)	$91.90
Forfeited	—	—
Canceled	—	—
Other (see below)	4,165	$83.68
Nonvested and Unmatured as of September 30, 2025	23,057	$52.68
Units Expected to Vest and Mature	23,057	$52.68

The other increase of 4,165 Units reflects adjustments to conform with three-year cliff vesting in accordance with the amended and restated Phantom Plan described above.

Total unrecognized compensation costs as of September 30, 2025 were $399,000 which will be recognized through February 2028. The Company will recognize the related expense for the Units over the weighted average period of 1.9 years.

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

The following table summarizes information about the nonvested Awards as of and for the three months ended September 30, 2025:

	Awards	Weighted Average Grant Date Fair Value
Number of Awards:
Nonvested as of December 31, 2024	—	$—
Granted	420,000	$0.27
Vested	—	—
Forfeited	—	—
Canceled	—	—
Nonvested as of September 30, 2025	420,000	$0.27
Awards Expected to Vest	420,000	$0.27

For the three and nine months ended September 30, 2025, compensation expense was $3,000 and $10,000, respectively. There were no forfeitures.

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

In the U.S., the Company leases a facility in West Chester, Pennsylvania, which was consummated effective January 2024, with its lease terminating in February 2031, which provides warehousing and storage, quality control, distribution, and office space. The Company also leases a facility in Houston, Texas, which was consummated effective September 2024, with its lease terminating in July 2029, which provides manufacturing, stocking, and sales operations. Additionally, the Company leases office space in Middletown, Connecticut, with its lease terminating in September 2027.

In the U.K., the Company leases a facility in Banbury, England, which serves manufacturing, warehousing, and other operational functions. The lease in Banbury has a 15-year term ending in March 2036.

In addition to property rentals, the Company also has lease agreements in place for various fleet vehicles and equipment with various lease terms.

As of September 30, 2025, the Company recorded right-of-use assets of $4,613,000, and a lease liability of $4,938,000, of which $763,000 is reported as a current liability. On December 31, 2024, the Company recorded right-of-use assets of $4,944,000, and a lease liability of $5,278,000, of which $712,000 was reported as a current liability. The respective weighted average remaining lease term and discount rate are approximately 7.3 years and 3.62% as of September 30, 2025.

Rent expense for operating leases was $238,000 and $706,000 for the three and nine months ended September 30, 2025 and $272,000 and $679,000 for the three and nine months ended September 30, 2024.

Future minimum lease payments under non-cancelable leases as of September 30, 2025 are as follows:

Twelve Months Ending September 30,	Operating Leases
(in thousands)
2026	$926
2027	890
2028	815
2029	792
2030	628
Thereafter	1,412
Total Future Minimum Lease Payments	5,463
Less: Interest	525
Lease Liability	4,938
Less: Current Portion of Lease Liability	763
Lease Liability – Net of Current Portion	$4,175

9. SHAREHOLDERS’ EQUITY

As of September 30, 2025 and December 31, 2024, the Company had 20,000,000 shares of common stock, with par value of $0.01 per share, authorized. For both periods, the total number of outstanding shares was 10,094,322, shares held in Treasury were 59,311, and total shares issued was 10,153,633.

During 2025 and 2024, upon approval of the Board of Directors (the “Board”) the Company has declared and paid regular quarterly dividends, as set forth in the following table:

Dividend Declared		Dividend Paid
Date	Price Per Share	Date	Amount
September 12, 2025	$0.34	October 8, 2025	$3,433,000
June 17, 2025	$0.34	July 10, 2025	$3,432,000
March 25, 2025	$0.34	April 22, 2025	$3,432,000
December 5, 2024	$0.34	January 7, 2025	$3,432,000
September 11, 2024	$0.34	October 8, 2024	$3,432,000
June 12, 2024	$0.34	July 10, 2024	$3,432,000
March 28, 2024	$0.33	April 24, 2024	$3,331,000
December 6, 2023	$0.33	January 4, 2024	$3,332,000

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

12. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred through the date of this filing. During this period, no events came to the Company’s attention that would impact the Condensed Consolidated Financial Statements for the period ended September 30, 2025.

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

CHANGES IN FINANCIAL CONDITION

For the period ended September 30, 2025 vs. December 31, 2024

The Company’s cash balance of $49,368,000 on September 30, 2025 decreased $2,331,000 (4.5%) from a $51,699,000 balance at December 31, 2024. Consistent with prior years, the Company paid a significant amount of cash during the first quarter for obligations that were accrued as of the end of the preceding year such as incentive related compensation. The Company also paid dividends during 2025 totaling $10,296,000, as detailed in Note 9, Shareholders’ Equity, to the Condensed Consolidated Financial Statements included in this report, and capital expenditures of $1,613,000 mostly offset by cash provided by operating activities of $9,668,000. See the Company’s Condensed Consolidated Cash Flow Statements for further details regarding the change in cash.

Retained earnings were $73,995,000 and $72,880,000 as of September 30, 2025 and December 31, 2024, respectively, increasing $1,115,000 or 1.5%. The increase was primarily due to net income during the year, as provided on the Company’s Condensed Consolidated Statements of Income, partially offset by dividends declared during 2025, as discussed in detail in Note 9, Shareholders’ Equity, to the Condensed Consolidated Financial Statements included in this report.

RESULTS OF OPERATIONS

Three months ended September 30, 2025 compared to three months ended September 30, 2024

The Company reported comparative results from operations for the three month periods ended September 30, 2025 and 2024 as follows:

	Three months ended September 30,
	(in thousands)
	2025	2025	2024	2024
	($000)%		($000)%
Net Sales	$24,234	100.0%	$24,880	100.0%
Gross Profit	$14,581	60.2%	$15,350	61.7%
Operating Profit	$4,185	17.3%	$5,468	22.0%

Net Sales. The Company’s 2025 third quarter sales of $24,234,000 decreased $646,000 or 2.6% compared to the third quarter of 2024, which generated sales of $24,880,000.

Gross Profit. The Company’s gross profit margins were 60.2% and 61.7% for the quarters ended September 30, 2025 and 2024, respectively. The decrease in gross profit is mostly attributable to an increase in staffing related costs, mainly employee benefits, and tariffs.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expenses were $4,993,000 and $4,976,000 for the quarters ended September 30, 2025 and 2024, respectively, representing an increase of $17,000 or 0.3%. The increase is mostly related to higher staffing related costs, mainly employee benefits, mostly offset by lower recruiting fees. Selling expenses increased as a percentage of net sales compared to last year, being 20.6% for the quarter ended September 30, 2025, and 20.0% for the quarter ended September 30, 2024.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $4,082,000 and $3,848,000 for the quarters ended September 30, 2025 and 2024, respectively, increasing by $234,000 or 6.1%. The increase is due to higher staffing related costs, mainly employee benefits, partly offset by lower incentive compensation expenses which are aligned with profitability. As a percentage of sales, general and administrative expenses increased to 16.8% for the quarter ended September 30, 2025 from 15.5% for the quarter ended September 30, 2024.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $1,321,000 and $1,058,000 for the quarters ended September 30, 2025 and 2024, respectively, increasing by $263,000 or 24.9%. The increase is mostly due to product development and certification related expenses and staffing related costs. Engineering expenses increased as a percentage of sales, being 5.5% for the quarter ended September 30, 2025, and 4.3% for the same quarter in 2024.

Operating Profits. Reflecting all of the factors mentioned above, operating profits were $4,185,000 and $5,468,000 for the quarters ended September 30, 2025 and 2024, respectively, decreasing by $1,283,000 or 23.5%.

Interest Income. Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. The Company recorded $509,000 of interest income for the third quarter of 2025 and $586,000 for the third quarter of 2024. The decrease is mainly due to lower interest rates.

Other Income (Expense). Other income (expense) primarily consists of foreign currency exchange gains (losses) on transactions settled in currencies other than the Company’s local currency, typically related to the Company’s foreign U.K. and France subsidiaries. There was a loss of $1,000 during the third quarter of 2025 compared to a gain of $21,000 during the third quarter of 2024 mainly due to the strengthening/weakening of the U.S. dollar compared to the British Pound and Euro.

Income Tax Expense. Income tax expense was $1,062,000 for the third quarter of 2025, compared to $1,479,000 for the third quarter in 2024, decreasing $417,000 or 28.2%, mostly the result of lower income before income taxes and research and development credits.

Nine months ended September 30, 2025 compared to Nine months ended September 30, 2024

The Company reported comparative results from operations for the nine month periods ended September 30, 2025 and 2024 as follows:

	Nine months ended September 30,
	(in thousands)
	2025	2025	2024	2024
	($000)%		($000)%
Net Sales	$73,089	100.0%	$74,716	100.0%
Gross Profit	$44,075	60.3%	$45,671	61.1%
Operating Profit	$12,957	17.7%	$15,809	21.2%

Net Sales. The Company’s sales for the first nine months of 2025 of $73,089,000 decreased $1,627,000 or 2.2% compared to the first nine months of 2024, which generated sales of $74,716,000. The decrease in sales is mainly due to lower sales unit volumes as the residential housing market continues to be challenged, among other factors, by higher construction costs and sales prices.

Gross Profit. The Company’s gross profit margins were 60.3% and 61.1% for the nine months ended September 30, 2025 and 2024, respectively. The decrease in gross profit is mostly attributable to an increase in staffing related costs, mainly employee benefits, and tariffs.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expenses were $15,211,000 and $15,202,000 for the nine months ended September 30, 2025 and 2024, respectively, representing an increase of $9,000 or 0.1%. Significant, notable items include increases in sales incentives and advertising mostly offset by lower recruiting and staffing related costs. Selling expenses increased as a percentage of net sales compared to last year, being 20.8% for the nine months ended September 30, 2025, and 20.3% for the nine months ended September 30, 2024.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $12,106,000 and $11,687,000 for the nine months ended September 30, 2025 and 2024, respectively, increasing by $419,000 or 3.6%. The increase is due to higher staffing related costs, mainly employee benefits, and product liability reserves and expenses. These were partly offset by lower incentive compensation expenses which are aligned with profitability. As a percentage of sales, general and administrative expenses increased to 16.6% for the nine months ended September 30, 2025 from 15.6% for the nine months ended September 30, 2024.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $3,801,000 and $2,973,000 for the nine months ended September 30, 2025 and 2024, respectively, increasing by $828,000 or 27.9%. The increase is mostly due to product development and certification related expenses as well as higher staffing related costs. Engineering expenses increased as a percentage of sales, being 5.2% for the nine months ended September 30, 2025, and 4.0% for the nine months ended September 30, 2024.

Operating Profits. Reflecting all of the factors mentioned above, operating profits were $12,957,000 and $15,809,000 for the nine months ended September 30, 2025 and 2024, respectively, decreasing by $2,852,000 or 18.0%.

Interest Income. Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. The Company recorded $1,513,000 and $1,741,000 of interest income during the first nine months of 2025 and 2024, respectively. The decrease is mainly due to lower interest rates.

Other Income (Expense). Other income (expense) primarily consists of foreign currency exchange gains (losses) on transactions settled in currencies other than the Company’s local currency, typically related to the Company’s foreign U.K. and France subsidiaries. There was a gain of $311,000 during the first nine months of 2025 compared to a loss of $39,000 during the first nine months of 2024 mainly due to the weakening of the U.S. dollar compared to the British Pound and Euro.

Income Tax Expense. Income tax expense was $3,527,000 for the first nine months of 2025, compared to $4,241,000 for the first nine months in 2024, decreasing $714,000 or 16.8%, mostly the result of lower income before income taxes and research and development credits.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company’s primary cash needs have been related to working capital items, which the Company has largely funded through cash generated from operations.

As of September 30, 2025, the Company had a cash balance of $49,368,000. Additionally, the Company has a $15,000,000 line of credit available, as discussed in detail in Note 5, which had no borrowings outstanding upon it as of September 30, 2025. As of December 31, 2024, the Company had a cash balance of $51,699,000, also with no borrowings against the line of credit.

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

For the nine months ended September 30, 2025, the Company’s operating activities provided cash of $9,668,000, compared to the nine months ended September 30, 2024 which provided cash of $11,097,000, a decrease of $1,429,000. For details of the operating cash flows refer to the Condensed Consolidated Statements of Cash Flows in Part I – Financial Information on page nine.

As a general trend, the Company tends to deplete or generate lower amounts of cash early in the year, as significant payments are typically made for incentive compensation and accrued promotional incentives. Cash has then historically shown a tendency to be restored and accumulated during the latter portion of the year.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2025 and 2024 was $1,613,000 and $1,443,000, respectively, as a result of payments for mainly leasehold improvements and manufacturing equipment capital expenditures.

Financing Activities

All financing activities relate to dividend payments, which are detailed in Note 9, Shareholders’ Equity. Dividend payments through the first nine months of 2025 and 2024 amounted to $10,296,000 and $10,095,000, respectively.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OMEGA FLEX, INC.
(Registrant)

Date: October 31, 2025	By:	/s/ Matthew F. Unger
Matthew F. Unger
Vice President – Finance,
Chief Financial Officer, and Assistant Secretary

-36-