Form 10-K
period 2025-12-31
Omega Flex, Inc.
filed 2026-03-12
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of voting and non-voting shares of common stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the second quarter of 2025, was $113,890,795.

The number of shares of common stock outstanding as of March 1, 2026 was 10,094,322.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated by reference from the registrant’s definitive proxy statement (to be filed pursuant to Regulation 14A no later than 120 days after December 31, 2025, or April 30, 2026) for the 2026 annual meeting of shareholders.

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

None of our competitors appears to be dominant in more than one market. We believe that we are a leading supplier of flexible metal hose in each of the U.S. markets in which we participate. Our assessment of our overall competitive position is based on several factors. The flexible gas piping market in the U.S. is currently concentrated in the residential housing market. Based on the reports issued by the national trade groups on housing construction, the level of acceptance of flexible gas piping in the construction market, and the average usage of flexible gas piping in a residential building, we believe that we can estimate with a reasonable level of accuracy the size of the total gas piping market. Based on our sales, the Company believes it can estimate its position within that market. For other applications, industry trade groups collect, and report data related to these markets, and we can then compare and estimate our status within that group as a whole. In addition, the customer base for the products that we sell, and the identity of the manufacturers aligned with those customers is fairly well known, which again allows the Company to extract information and estimate its market position. Lastly, the term “leading” implies a host of factors other than sales volume and market share position. It includes the range and capability of the product line, history of product development and new product launches, all of which information is in the public domain. Based on all this information, the Company is reasonably confident that it is indeed a leader in the major U.S. market segments in which it participates.

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

Sales, Products and Customers

We sell our products to customers scattered across a wide and diverse set of industries ranging from construction to pharmaceutical. These sales channels include sales through independent sales representatives, distributors, OEM, and direct sales. We utilize various distribution companies in the sale of our TracPipe® and Counterstrike® CSST, and these distribution customers in the aggregate represent a significant portion of our business. In particular, the Company has one significant distribution customer, whose various branches had sales in the range of 13% to 15% of total sales during the years of 2025 to 2024 and were 22% and 23% of the Company’s accounts receivable balance as of December 31, 2025 and 2024, respectively. All of this business is done on a purchase order basis for immediate resale commitments or stocking, and there are no long-term purchase commitments. In the event we were to lose an account, we would not expect any long-term reduction in our sales due to the broad end-user acceptance of our products. We would anticipate that in the event of a loss of any one or more distributors, that after an initial transition period, the sales of our products would resume at or near their historical levels. Furthermore, in the case of certain national distribution chains, which is the case regarding the Company’s largest customer noted above, and other distributors, it is possible that there would continue to be purchasing activity from one or more regional or branch distribution customers. We sell our products within North America, primarily in the U.S. and Canada, and we also sell our products internationally, primarily in Europe through our manufacturing facility located in Banbury, U.K. Our sales outside of North America were about 3% of our total sales during the last two years, with most of the sales occurring in the U.K. and elsewhere in Europe.

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

Markets and Competition

There are approximately eight manufacturers or importers of flexible metal hose in the U.S., and at least that many in Europe and Asia. The U.S. manufacturers and importers include Titeflex Corporation, ASC Engineered Solutions, Pro-Flex, Microflex Inc., Hose Master, Pennflex, and several smaller privately held companies. No one manufacturer or importer, as a general rule, participates in more than two of the major market categories, automotive, aerospace, residential and commercial construction, and general industrial, with most concentrating on just one. We estimate that we are at or near the top position of the two major categories in which we participate regarding U.S. market share. In the flexible gas piping market, the U.S. market is currently concentrated in the residential housing market. Based on the reports issued by the national trade groups on housing construction, the level of acceptance of flexible gas piping in the construction market, and the average usage of flexible gas piping in a residential building, as well as through our sales position within that market, we can estimate with a high level of accuracy the size of the total gas piping market. For other applications, industry trade groups collect and report on the size of the relevant market, and we can estimate our percentage of the relevant market based on our sales as compared to the market as a whole. The larger of our two markets, the construction industry, has seen a modest decrease in the number of residential housing starts in 2025, as compared to the previous year. As discussed elsewhere, black iron pipe or copper tubing was historically used by all builders of commercial and residential buildings until the advent of flexible gas piping and changes in the relevant building codes. Since that time, flexible gas piping has taken an increasing share of the total amount of fuel gas piping used in construction.

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

Resources and Raw Materials

We use various materials in the manufacture of our products, primarily stainless steel for our flexible metal hose and plastics for our jacketing material on TracPipe® CounterStrike® CSST and DoubleTrac® double containment piping, as well as a copper alloy for our MediTrac® CMT. We also purchase all of our proprietary fittings for use with the TracPipe® and CounterStrike® CSST, DoubleTrac® double containment piping, and MediTrac® CMT. We have multiple sources qualified for all of our major raw materials and components. Nickel is a prime material in stainless steel which the Company utilizes to manufacture CSST, and copper is a key component of the Company’s brass fittings and our MediTrac® CMT. Fortunately, the Company was able to maintain reasonably stable margins during 2025 even though the cost of copper, along with the impact of tariffs upon stainless steel, increased towards the end of the year. We believe that with our purchase commitments for stainless steel, polyethylene and for our proprietary fittings, we have adequate sources of supply for these raw materials and components. Like most other manufacturers, we had sporadic supply chain issues in 2025, but we believe our multiple suppliers have sufficient raw materials and capacity minimizing any potential disruption. We believe that the supply sufficiency of stainless steel will continue until there is a reduction in global capacity, such as mine closures, which would then cause constriction. Volatility in the commodities marketplace, tariffs, and competitive conditions in the sale of our products could potentially restrict us from passing along raw materials or component part price increases to our customers.

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

Human Capital

As of December 31, 2025, the Company and its subsidiaries had approximately 172 full-time employees and no part-time employees.

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

Most of our sales are derived from the sale of TracPipe® and CounterStrike® flexible gas piping systems, including Autoflare® fittings and a variety of accessories. Sales of our flexible metal hose for other applications represent a smaller portion of our overall sales and income. Any event or circumstance that adversely affects our TracPipe® or CounterStrike® flexible gas piping could have a greater impact on our business and financial results than if our business were more evenly distributed across several different product lines. The effects of such an adverse event or circumstance would be magnified in terms of our company as a whole as compared to one or more competitors whose product lines may be more diversified, or who are not as reliant on the sales generated by their respective flexible gas piping products. Therefore, risks relating to our TracPipe® and CounterStrike® flexible gas piping business – in particular, loss of distributors or sales channels, technological changes, loss of our key personnel involved in the flexible gas piping product line, increases in commodity prices, including tariffs on foreign exports, particularly in stainless steel, copper, and polyethylene – could damage our business, competitive position, results of operations or financial condition.

We face intense competition in all our markets.

The markets for flexible metal hose are intensely competitive. There are a number of competitors in all markets in which we operate, and generally none of these markets have one dominant competitor. One or more of our competitors may develop technologies and products that are more effective, or which may cost less than our current or future products or could potentially render our products noncompetitive or obsolete. Volumes of competing low price imports have increased, and may continue to increase, negatively affecting our earnings. Our prior success has been due to our ability to develop new products and product improvements and to establish and maintain an effective distribution network, which to some extent came at the expense of several competing manufacturers. Our business, competitive position, results of operations or financial condition could be negatively impacted if we are unable to maintain and develop our competitive products.

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

During 2025 and 2024, we derived 3% of our revenue from sales to customers located outside the U.S. Our ability to convince customers to expand their use of our products or renew their agreements with us is directly correlated to our direct engagement with such customers. To the extent that we are unable to engage with non-U.S. customers effectively, we may be unable to grow sales to international customers to the same degree we have experienced in the past.

Our international operations are subject to a variety of risks and challenges, including:

●	general economic or geopolitical conditions in each country or region;
●	the effects of a widespread outbreak of an illness or disease, or any other public health crisis, including COVID-19, in each country or region;
●	economic uncertainty around the world; and
●	compliance with laws and regulations imposed on foreign operations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our products in certain foreign markets, and the risks and costs of non-compliance.

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

As a manufacturer of flexible metal hose, we must use certain raw materials in the manufacture of the hose. The primary raw material is stainless steel that is used in the forming of the hose, and various other steel products used in the wire braid overlay over some flexible metal hoses for additional strength and durability, as well as copper alloy for MediTrac® CMT. We also use polyethylene in pellet form for the forming and extrusion of a polyethylene jacket over CSST for use in fuel gas applications, underground installations, and other installations that require that the metal hose be isolated from the environment. Finally, we also purchase brass and stainless steel for our proprietary fittings used with the flexible metal hose that provides a mechanical means of attaching the hose to an assembly or junction. We attempt to limit the effects of volatile raw material prices, and to ensure adequate and timely supply of material, by committing to annual purchase contracts, when market conditions allow, for the bulk of our steel and polyethylene requirements, and for our fitting requirements. The contracts typically represent a significant portion of our annual planned usage and are set at a designated fixed price or a range of prices. These agreements sometimes require us to accept delivery of the commodity in the quantities committed, at the agreed upon prices. Transactions in excess of the pre-arranged commitments are conducted at current market prices at our discretion. We have identified multiple qualified vendors to produce or manufacture our critical purchase requirements. Although we tend to rely on more than one source for each or our primary components to leverage the relationship and pricing, there is no assurance that we would be able to eliminate all or most of the adverse effects of a sudden increase in the cost of materials or key components, or that the loss of one or more of our key sources would not lead to higher costs or a disruption in our business, which could damage our business, competitive position, results of operations or financial condition.

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

In the ordinary and normal conduct of our business, we are subject to lawsuits, investigations, and claims (collectively, “Claims”). The Claims generally relate to alleged lightning or other electrical damage to our flexible gas piping products and may result in legal and product liability related expenses. The Company does not believe the Claims have legal merit and vigorously defends them. While we have successfully defended against such Claims and the pace of new Claims has generally declined, we cannot predict the volume or severity of Claims that will be brought against us in the future, or the magnitude of the related expenses we will incur. Any significant increase in the number of Claims, in the financial magnitude of Claims, or in the costs of defending Claims, or higher retentions under our product liability insurance policies, or our decision to self-insure most product liability Claims made for our yellow-jacketed TracPipe® CSST on or after September 1, 2025, could have a detrimental and material impact on our business, competitive position, results of operations or financial condition.

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

Borrowings under our credit facility bear interest at a rate per annum of either, at our election, (i) Term SOFR plus a margin or (ii) the Prime Rate plus a margin, with the applicable margin depending on specified financial ratios. Since the initial publication of SOFR, daily changes in the rate have, on occasion, been more volatile than daily changes in comparable benchmark or market rates, and SOFR over time may bear little or no relation to the historical actual or historical indicative data. As of December 31, 2025, we had no outstanding borrowings under this credit facility. If we were to borrow under this credit facility, it is possible that the volatility of SOFR could result in higher borrowing costs for us and could adversely affect our liquidity, financial condition, or earnings.

Our business may be subject to varying demands based on market interest rates.

Our TracPipe® and CounterStrike® CSST products are used in the construction industry, both in residential, commercial, and industrial segments, for the piping of fuel gas within a building. The demand for new or remodeled construction in the construction industry – and in particular the residential construction industry – is susceptible to fluctuations in interest rates charged by banks and other financial institutions as well as consumer demand. The purchasers of new or remodeled construction generally finance the construction or acquisition of the residential, commercial, or industrial buildings, and increases in the interest rates on such financing raise the acquisition cost of the potential purchaser. There is no guarantee that interest rates will not increase in the future. If interest rates increase, potential buyers may not be able to support the level of financing under a higher interest rate environment. Increased acquisition costs may lead to a decline in the demand for new or remodeled construction, and as a result may also lead to reduced demand for our products used in the construction industry, which could damage our business, competitive position, results of operations or financial condition.

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

We have operations in the U.K. and France, and execute business transactions elsewhere in the world outside of the U.S. While the magnitude of these transactions outside of the U.S. have thus far not been significant, and typically not in currencies of high volatility, it is possible that they could be material. Events such as Brexit, or other instances of political and economic turmoil or uncertainty, could create a weakened British Pound (“BP”), Euro and Canadian Dollar (“CAD”) in comparison to other currencies. A weakened BP, Euro or CAD would in turn have a direct negative impact, as we would experience losses when settling transactions in other currencies, and experience unfavorable results due to the translation of financial statements with a lower exchange rate. During 2025, the BP, Euro and CAD strengthened relative to the value of the U.S. Dollar. This in turn had a direct positive impact on the Company’s financial statements and results. Going forward, it is possible that the BP, Euro, CAD, and other currencies that we engage in may materially impact on our financial position, operations, or liquidity.

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

Conflicts, wars, natural disasters, infectious disease outbreaks (such as the COVID-19 pandemic), active shooter or other workplace violence, or terrorist acts could also cause significant damage or disruption to our operations, employees, facilities, systems, suppliers, supply chain, distributors, resellers, or customers in the U.S. and internationally for extended periods of time and could also affect demand for our products.

Risks Associated with Our Common Stock

The concentration of ownership of our common stock could impact on its market price.

As of December 31, 2025, approximately 65% of our issued and outstanding common stock was owned or controlled by certain of our directors and officers and their respective affiliates, with the largest holders being: The John E. Reed Trust and other Reed family trusts, Stewart B. Reed, and Kevin R. Hoben. Stewart B. Reed currently serves as Vice Chairman of the Board of Directors, and Mr. Hoben serves as the Executive Chairman of the Board. This concentration of ownership may have the effect of reducing the volume of trading of the common stock on the NASDAQ. A decrease in trading volume could result in lower prices for the common stock because there is not a sufficient supply of shares to create a vibrant market for our shares on the NASDAQ, or inversely could drive the common stock price higher when demand exceeds supply.

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

Item 1B – UNRESOLVED STAFF COMMENTS

None.

Item 1C – CYBERSECURITY

Our IT networks and related systems are critical to the operation of our business and essential to our ability to successfully perform day-to-day operations. We have implemented security measures and controls to mitigate risks to our IT networks and related systems, including the risks of disruption, release of confidential information, and corruption of data. This includes a variety of technological tools and systems, including both company-owned IT and technology services provided by outside parties to support our critical functions, and in particular, the following:

●	External port penetration testing;
●	Security violation report reviewed routinely for any abnormalities;
●	Ongoing employee training and testing on cyber risks;
●	Site assessment, procedural review and testing in connection with cyber insurance renewals; and
●	Routine server back-up.

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

PART II

Item 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is listed on the NASDAQ Global Market, under the symbol OFLX. The number of shareholders of record as of December 31, 2025, based on inquiries of the registrant’s transfer agent, was 266. For this purpose, shareholders whose shares are held by brokers on behalf of such shareholders (shares held in “street name”) are not separately counted or included in that total.

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

Changes in Financial Condition

The Company’s cash and cash equivalents balance of $53,226,000 as of December 31, 2025 increased $1,527,000 or 3.0% from a $51,699,000 balance at December 31, 2024. The primary reason for the increase is due to income generated from operations during 2025. This was partially offset by dividend payments during 2025 totaling $13,729,000, as detailed in Note 12, Shareholders’ Equity, to the Consolidated Financial Statements included in this report. See the Company’s Consolidated Statements of Cash Flows for further details regarding the change in cash and cash equivalents.

Retained earnings were $73,979,000 and $72,880,000 as of December 31, 2025 and December 31, 2024, respectively, increasing $1,099,000 or 1.5%. The increase was primarily due to an increase from net income during the year, as provided on the Company’s Consolidated Statements of Income, partially offset by dividends declared during 2025, as discussed in detail in Note 12, Shareholders’ Equity, to the Consolidated Financial Statements included in this report.

Results of Operations

Twelve months ended December 31, 2025 vs. twelve months ended December 31, 2024

The Company reported comparative results from operations for the twelve month periods ended December 31, 2025 and 2024 as follows:

	Twelve-months ended December 31, (dollars in thousands)

	2025	%	2024	%

Net Sales	$98,296	100.0%	$101,681	100.0%
Gross Profit	$59,002	60.0%	$62,263	61.2%
Operating Profit	$16,931	17.2%	$21,571	21.2%

Net Sales. The Company’s sales for the year were $98,296,000, reflecting a decrease of $3,385,000, or 3.3%, compared to $101,681,000 in the previous year. The decrease in sales is mainly due to lower sales unit volumes as a result of the overall market being suppressed because of, among other factors, a decline in housing starts.

Gross Profit. The Company’s gross profit margins were 60.0% and 61.2% for the years ended December 31, 2025, and 2024, respectively.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expenses were $20,730,000 and $20,539,000 for 2025 and 2024, respectively, representing an increase of $191,000, or 0.9%. The increase is mostly related to higher sales incentive compensation. As a percentage of net sales, selling expenses were 21.1% and 20.2% for the twelve months ended December 31, 2025 and 2024, respectively.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, insurance, and corporate general and administrative services. General and administrative expenses were $16,300,000 and $16,085,000 for the years ended December 31, 2025 and 2024, respectively, increasing $215,000, or 1.3% between periods. The increase is due to higher staffing related costs, mainly employee benefits, celebration activities associated with the Company’s fifty-year anniversary, and stock based compensation, which moves in relation to the Company’s stock price, as detailed in Note 8, Stock Based Compensation Plans. These were partly offset by lower product liability reserves and expenses and the incentive compensation component, which is aligned with profitability, due to lower operating profits. As a percentage of net sales, general and administrative expenses were 16.6% and 15.8% for the twelve months ended December 31, 2025 and 2024, respectively.

Engineering Expenses. Engineering expenses consist of development expenses associated with the development of new products, and costs related to enhancements of existing products and manufacturing processes. Engineering expenses increased $973,000 or 23.9% between periods, being $5,041,000 and $4,068,000 for the years ended December 31, 2025 and 2024, respectively, mainly associated with increases in product development and certification related expenses, staffing related costs, and consulting. As a percentage of net sales for the year, engineering expenses were 5.1% in 2025 and 4.0% in 2024.

Operating Profit. Reflecting all the factors mentioned above, operating profits decreased $4,640,000, or 21.5%, between periods, reflecting a profit of $16,931,000 in 2025, as compared to $21,571,000 in 2024.

Interest Income. Interest income is recorded on investments in cash equivalents, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. The Company recorded interest income of $1,989,000 for 2025, compared to $2,278,000 for 2024. The decrease in interest income was mainly due to lower interest rates. There were no borrowings on its line of credit during 2025 or 2024.

Other Income (Expense). Other income (expense) primarily consists of foreign currency exchange gains (losses) on transactions settled in currencies other than the Company’s local currency, typically related to the Company’s foreign U.K. and France subsidiaries and Canada. The Company recognized other income of $331,000 during 2025 and other expense of $227,000 during 2024.

Income Tax Expense. Income tax expense was $4,667,000 for 2025, compared to $5,707,000 for 2024. The $1,040,000 or 18.2% decrease in tax expense was largely the result of the decrease in income before taxes. The effective tax rate for 2025 and 2024 was 24.2% of income before taxes respectively.

Commitments and Contingencies

See Note 7 to the Consolidated Financial Statements included in this report for a detailed description of commitments and contingencies.

Liquidity and Capital Resources

Historically, the Company’s primary cash needs have been related to working capital items, which the Company has largely funded through cash generated from operations.

As of December 31, 2025, the Company had a cash and cash equivalents balance of $53,226,000. Additionally, the Company has a $15,000,000 line of credit available, as discussed in detail in Note 6, Line of Credit and Other Borrowings, which had no borrowings outstanding against it as of December 31, 2025. As of December 31, 2024, the Company had a cash and cash equivalents balance of $51,699,000, with no borrowings against the line of credit.

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For 2025, the Company’s cash provided from operating activities was $17,173,000, compared to $20,857,000 of cash provided during 2024. This illustrates a decrease of $3,684,000 during 2025. For details of the operating cash flows refer to the Consolidated Statements of Cash Flows in the Company’s Consolidated Financial Statements.

As a general trend, the Company tends to deplete or generate lower amounts of cash early in the year, as significant payments are typically made for accrued promotional incentives, incentive compensation, and taxes. Cash has then historically shown a tendency to be restored and accumulated during the latter portion of the year.

Investing Activities

Cash used in investing activities during 2025 and 2024 was $1,822,000 and $2,006,000, respectively, all related to various capital expenditure projects.

Financing Activities

All financing activities relate to dividend payments, which are detailed in Note 12, Shareholders’ Equity, in the Consolidated Financial Statements included in this report. Dividend payments for 2025 and 2024 amounted to $13,729,000 and $13,527,000, respectively. The Company had no borrowings or payments on its line of credit during 2025 or 2024 as described in Note 6, Line of Credit and Other Borrowings.

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

Goodwill

In accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other (ASU 2017-04), using the simplified method as adopted, the Company performed an annual impairment test as of December 31, 2025. This test did not indicate any impairment of goodwill as the Company’s estimated fair value of the reporting unit exceeded carrying value. The test may be performed more frequently if we believe indicators of impairment might exist. These indicators may include changes in macroeconomic and industry conditions, overall financial performance, and other relevant entity-specific events.

Product Liability Reserves

Except for most product liability claims made for its yellow-jacketed TracPipe® CSST on or after September 1, 2025, for which the Company decided to self-insure (the “Self-Insured Claims”), product liability reserves represent the estimated unpaid amounts under the Company’s insurance policies with respect to existing claims. The Company uses the most current available data to estimate claims. As explained more fully under Note 7, Commitments and Contingencies, to the Consolidated Financial Statements included in this report for various product liability claims covered under the Company’s general liability insurance policies, the Company must pay certain defense and settlement costs within its deductible or self-insured retention limits, ranging primarily from $250,000 to $3,000,000 per claim, depending on the terms of the policy and the applicable policy year, up to an aggregate amount. The Company is vigorously defending against all known claims. It is possible that the Company may incur increased litigation costs in the future due to a variety of factors, including a higher number of claims, higher financial magnitude of claims, higher legal costs, and higher insurance deductibles or retentions. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. From time to time, depending upon the nature of a particular case, the Company may decide to spend more than a deductible or retention to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the Consolidated Financial Statements primarily represents an accrual for legal costs for services previously rendered, settlements for Claims not yet paid, and anticipated settlements for claims within the Company’s remaining retention under its insurance policies. There are no open Self-Insured Claims as of December 31, 2025.

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

Further details of the Phantom Plan are provided in Note 8, Stock Based Compensation Plans, to the Consolidated Financial Statements included in this report. Any significant changes in the Company’s stock price may have a material impact upon the valuation of the Units.

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

Further details of the Equity Incentive Plan are provided in Note 8, Stock Based Compensation Plans, to the Consolidated Financial Statements included in this report. Any significant changes in the performance and profitability of Flex-Trac, Inc. may have a material impact upon the valuation of the Awards.

Income Taxes

The Company accounts for tax liabilities in accordance with the FASB ASC Topic 740, Income Taxes. Under this method the Company recorded tax expense and related deferred taxes and tax benefits.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. The Company’s accounting for deferred tax consequences represents the best estimate of those future events. The Company recognizes interest and penalties related to any uncertain tax positions in income tax expense. Changes in estimates, due to unanticipated events or otherwise, could have a material effect on the financial condition and results of operations of the Company. The Company continually evaluates its deferred tax assets to determine if a valuation allowance is required.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU expands public entities tax disclosures including improving disclosures surrounding the company’s rate reconciliation, cash taxes paid, and disaggregation of income tax expense (or benefit) from continuing operations. The amendment is effective for annual periods beginning after December 15, 2024. In 2025, the Company adopted ASU No. 2023-09 retrospectively and reflected these improvements in Note 9. Income Taxes of the Consolidated Financial Statements.

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

Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Omega Flex, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Omega Flex, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Omega Flex, Inc. and its subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 12, 2026, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Product Liability Reserves

As described in Notes 2 and 7 of the financial statements, the Company is subject to periodic lawsuits, investigations and claims, primarily relating to potential lightning or other electrical damage to its flexible gas piping products (the Claims). The Company accrues an estimated product liability reserve related to the resolution cost of the Claims for which management believes a loss is probable of occurring and the amount of the loss is reasonably estimable and also discloses the aggregate maximum exposure for all open Claims. As of December 31, 2025, the Company accrued a product liability reserve of $703,000 and disclosed that the aggregate maximum exposure for all current open Claims is estimated not to exceed $1,041,000. Due to the uncertainty of potential costs to be incurred related to the Claims, and the uncertainty of the ultimate outcome of each of the individual Claims, management applies significant judgments and estimates in determining the probability that a loss has been incurred and the amount to accrue for such loss.

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

March 12, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Omega Flex, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Omega Flex, Inc. and its subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated March 12, 2026, expressed an unqualified opinion.

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

/s/ RSM US LLP

Boston, Massachusetts

March 12, 2026

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

(Dollars in Thousands, except Common Stock par value)

	2025	2024

ASSETS
Current Assets:
Cash and Cash Equivalents	$53,226	$51,699
Accounts Receivable - less allowances of $857 and $866, respectively	13,665	14,381
Inventories - Net	13,397	14,559
Other Current Assets	2,727	2,983
Total Current Assets	83,015	83,622

Right-Of-Use Assets - Operating	4,437	4,944
Property and Equipment - Net	10,163	9,700
Goodwill - Net	3,526	3,526
Deferred Taxes	595	365
Other Long Term Assets	3,218	3,734
Total Assets	$104,954	$105,891

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,528	$2,661
Accrued Compensation	1,566	1,989
Accrued Commissions and Sales Incentives	3,520	3,873
Dividends Payable	3,431	3,432
Taxes Payable	-	710
Lease Liability - Operating	771	712
Other Liabilities	4,142	4,061
Total Current Liabilities	15,958	17,438

Lease Liability - Operating, net of current portion	3,986	4,566
Deferred Taxes	422	181
Other Long Term Liabilities	580	525
Total Liabilities	20,946	22,710

Commitments and Contingencies (Note 7)

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 share: authorized 20,000,000 shares: 10,153,633 shares issued and 10,094,322 shares outstanding as of December 31, 2025 and December 31, 2024	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	11,039	11,025
Retained Earnings	73,979	72,880
Accumulated Other Comprehensive Loss	(933)	(892)
Total Omega Flex, Inc. Shareholders’ Equity	84,186	83,114
Noncontrolling Interest	(178)	67

Total Shareholders’ Equity	84,008	83,181

Total Liabilities and Shareholders’ Equity	$104,954	$105,891

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31,

(Amounts in Thousands, except per Common Share Data)

	2025	2024

Net Sales	$98,296	$101,681

Cost of Goods Sold	39,294	39,418

Gross Profit	59,002	62,263

Selling Expense	20,730	20,539
General and Administrative Expense	16,300	16,085
Engineering Expense	5,041	4,068

Operating Profit	16,931	21,571

Interest Income	1,989	2,278
Other Income (Expense)	331	(227)

Income Before Income Taxes	19,251	23,622

Income Tax Expense	4,667	5,707

Net Income	14,584	17,915

Net Loss – Noncontrolling Interest	243	99

Net Income attributable to Omega Flex, Inc.	$14,827	$18,014

Basic and Diluted Earnings per Common Share	$1.47	$1.78

Cash Dividends Declared per Common Share	$1.36	$1.35

Basic and Diluted Weighted Average Shares Outstanding	10,094	10,094

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31,

(Dollars in Thousands)

	2025	2024

Net Income	$14,584	$17,915

Other Comprehensive Income:
Foreign Currency Translation Adjustment	(43)	41
Other Comprehensive (Loss) Income	(43)	41

Comprehensive Income	14,541	17,956

Comprehensive Loss Attributable to the Noncontrolling Interest	245	96

Total Comprehensive Income	$14,786	$18,052

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2025 and 2024

(Amounts in Thousands, Except Share Amounts)

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
December 31, 2023	10,094,322	$102	$(1)	$11,025	$68,493	$(930)	$163	$78,852

Net Income					18,014		(99)	17,915
Cumulative Translation Adjustment						38	3	41
Dividends Declared					(13,627)			(13,627)

December 31, 2024	10,094,322	$102	$(1)	$11,025	$72,880	$(892)	$67	$83,181

Net Income					14,827		(243)	14,584
Cumulative Translation Adjustment						(41)	(2)	(43)
Equity Based Compensation				14				14
Dividends Declared					(13,728)			(13,728)

December 31, 2025	10,094,322	$102	$(1)	$11,039	$73,979	$(933)	$(178)	$84,008

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

(Dollars in Thousands)

	2025	2024

Cash Flows from Operating Activities:
Net Income	$14,584	$17,915
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Non-Cash Compensation Expense	169	54
Non-Cash Lease Expense	658	759
Depreciation and Amortization	1,363	1,255
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	(9)	(259)
Deferred Taxes	11	5
Provision for Inventory Reserves	(61)	177
Changes in Assets and Liabilities:
Accounts Receivable	767	1,231
Inventories	1,367	829
Other Assets	782	598
Accounts Payable	(143)	574
Accrued Compensation	(427)	(1,209)
Accrued Commissions and Sales Incentives	(359)	(556)
Lease Liabilities	(671)	(432)
Other Liabilities	(858)	(84)
Net Cash Provided by Operating Activities	17,173	20,857

Cash Flows from Investing Activities:
Capital Expenditures	(1,822)	(2,006)
Net Cash Used In Investing Activities	(1,822)	(2,006)

Cash Flows from Financing Activities:
Dividends Paid	(13,729)	(13,527)
Net Cash Used In Financing Activities	(13,729)	(13,527)

Net Increase in Cash and Cash Equivalents	1,622	5,324
Translation effect on cash	(95)	19
Cash and Cash Equivalents - Beginning of Year	51,699	46,356
Cash and Cash Equivalents - End of Year	$53,226	$51,699

Supplemental Disclosure of Cash Flow Information
Cash paid for Income Taxes	$5,883	$5,535
Cash received from Income Tax Refunds	$58	$-
Declared Dividend	$3,431	$3,432

Additions to Right-Of-Use Assets obtained from new operating Lease Liabilities	$31	$2,804

See accompanying Notes which are an integral part of the Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND CONSOLIDATION

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of Omega Flex, Inc. and its subsidiaries (collectively the “Company”). The Company’s audited Consolidated Financial Statements for the years ended December 31, 2025 and 2024 have been prepared in accordance with accounting standards set by the Financial Accounting Standards Board (FASB) and Article 5 of Regulation S-X. All material intercompany accounts and transactions have been eliminated in consolidation.

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

The reserve for credit losses, which include future credits, discounts, and doubtful accounts, was $857,000 and $866,000 as of December 31, 2025 and 2024, respectively.

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

Goodwill

In accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other, using the simplified method as adopted, the Company performed an annual impairment test as of December 31, 2025. This analysis did not indicate any impairment of goodwill.

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

Further details of the Phantom Plan and Equity Incentive Plan are provided in Note 8, Stock Based Compensation Plans, of the Consolidated Financial Statements included in this report.

Product Liability Reserves

Except for most product liability claims made for its yellow-jacketed TracPipe® CSST on or after September 1, 2025, for which the Company decided to self-insure (the “Self-Insured Claims”), product liability reserves represent the estimated unpaid amounts under the Company’s insurance policy retentions, with respect to existing claims. The Company uses the most current available data to estimate claims. As explained more fully under Note 7, Commitments and Contingencies, to the Consolidated Financial Statements included in this report for various product liability claims covered under the Company’s general liability insurance policies, the Company must pay certain defense and settlement costs within its insurance policy retentions, ranging primarily from $250,000 to $3,000,000 per claim, depending on the terms of the policy and the applicable policy year, up to an aggregate amount. The Company is vigorously defending against all known claims. There are no open Self-Insured Claims as of December 31, 2025.

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

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of December 31, 2025 and 2024, each of the Company’s leases is classified as an operating lease.

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

Fair Value of Financial and Nonfinancial Instruments

The Company measures financial instruments in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures. The accounting standard defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard creates a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability. The Company relies upon Level 1 inputs in determining the fair value of the Company’s reporting unit in its annual impairment test as described in the FASB ASC Topic 350, Intangibles - Goodwill and Other and Level 3 inputs to value the Awards under the Equity Incentive Plan. Refer to Note 8, Stock Based Compensation Plans, of the Consolidated Financial Statements for additional details.

Advertising Expense

Advertising costs are charged to operations as incurred and are included in selling expenses in the accompanying Consolidated Statements of Income. Such charges aggregated $1,025,000 and $900,000 for the years ended December 31, 2025 and 2024, respectively.

Research and Development Expense

Research and development expenses are charged to operations as incurred. Such charges totaled $1,283,000 and $301,000 for the years ended December 31, 2025 and 2024, respectively and are included in engineering expenses in the accompanying Consolidated Statements of Income.

Shipping Costs

Shipping costs are included in selling expenses in the accompanying Consolidated Statements of Income. The expenses relating to shipping were $2,649,000, and $2,726,000 for the years ended December 31, 2025 and 2024, respectively.

Earnings per Common Share

Basic earnings per share have been computed using the weighted-average number of common shares outstanding. For the periods presented, there are no dilutive securities. Consequently, basic and diluted earnings per share are the same.

Currency Translation

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates prevailing on the balance sheet dates. The assets and liabilities denominated in foreign currencies relate to the Company’s U.K. subsidiary whose functional currency is the British Pound and the U.K. subsidiary’s France subsidiary whose functional currency is the Euro. The Consolidated Statements of Income are translated into U.S. dollars at average exchange rates for the period. Adjustments resulting from the translation of financial statements are excluded from the determination of income and are accumulated in a separate component of shareholders’ equity. Exchange gains and losses resulting from foreign currency transactions are included in the statements of income in the period in which they occur.

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

The Company follows the provisions of FASB ASC Subtopic 740-10 relative to accounting for uncertain tax positions. These provisions provide guidance on the recognition, de-recognition and measurement of potential tax benefits associated with tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2025 and 2024, the Company had no unrecognized tax benefits related to various federal and state income tax matters nor any accrued interest or penalties.

Effective January 1, 2022, as a result of changes made by the Tax Cuts and Jobs Act of 2017, the Company was required to capitalize certain research and development expenses for tax purposes, and amortize those expenses over a five year period, resulting in a deferred tax asset for the capitalized amounts. Effective January 1, 2025, as a result of the changes made by the One Big Beautiful Bill Act, the previously capitalized research and development expenses became deductible.

Other Comprehensive Income

For the years ended December 31, 2025 and 2024, respectively, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentrations

One customer represented 13% and 15% of sales during 2025 and 2024, respectively, and that same customer accounted for 22% and 23% of the accounts receivable balance as of December 31, 2025 and 2024, respectively. No other customer represented more than 10% of sales or accounts receivable. Geographically, North America accounted for 97% of the Company’s sales during both 2025 and 2024. The remaining portion of sales for each respective year was scattered among other countries, with the U.K. being the Company’s most dominant market outside North America.

Subsequent Events

The Company evaluates all events or transactions through the date of the related filing that may have a material impact on its Consolidated Financial Statements. Refer to Note 16, Subsequent Events, to the Consolidated Financial Statements included in this report.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU expands public entities tax disclosures including improving disclosures surrounding the company’s rate reconciliation, cash taxes paid, and disaggregation of income tax expense (or benefit) from continuing operations. The amendment is effective for annual periods beginning after December 15, 2024. In 2025, the Company adopted ASU No. 2023-09 retrospectively and reflected these improvements in Note 9. Income Taxes of the Consolidated Financial Statements.

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

3. INVENTORIES

Inventories, net of reserves of $822,000 and $864,000 as of December 31, 2025 and 2024, respectively, consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Finished Goods	$6,838	$6,676
Raw Materials	6,559	7,883
Inventories - Net	$13,397	$14,559

See Note 5, Other Long Term Assets, for details on inventories which are estimated to be used beyond the next twelve months.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31:

	2025	2024	Depreciation and Amortization Est. Useful Lives
	(in thousands)
Land	$1,205	$1,205
Buildings	7,072	6,933	39 Years
Leasehold Improvements	971	960	3-10 Years (Lesser of Life or Lease)
Equipment	20,034	18,277	3-10 Years
	29,282	27,375
Accumulated Depreciation	(19,119)	(17,675)
Property and Equipment - Net	$10,163	$9,700

The above amounts include capital related items of $1,190,000 and $341,000 as of December 31, 2025 and 2024, respectively, which had not yet been placed in service by the Company, and therefore no depreciation was recorded in the related periods for those assets. Depreciation and amortization expense was approximately $1,363,000 and $1,255,000 for the years ended December 31, 2025 and 2024, respectively.

5. OTHER LONG TERM ASSETS

Other long term assets were as follows as of December 31:

	2025	2024
	(in thousands)
Inventories - net	$1,926	$2,503
Cash surrender value of life insurance policies	1,150	1,108
Other	142	123
Other Long Term Assets	$3,218	$3,734

The Company maintains inventories, net of reserves of $1,000,000 as of December 31, 2025 and 2024, which is estimated to be used beyond the next twelve months, mainly for the corrugated medical tubing (“CMT”) products. Higher amounts of materials for the CMT products were initially purchased for cost considerations and because of longer required lead times.

The Company has obtained and is the beneficiary of life insurance policies with respect to past employees. During 2024, the insured for one of the policies became deceased which allowed for proceeds to be received from a claim upon the policy of $739,000.

6. LINE OF CREDIT AND OTHER BORROWINGS

On July 3, 2023, the Company agreed to an Amended and Restated Loan Agreement with Santander Bank, N.A. (the “Bank”), and a Second Amended and Restated Committed Revolving Line of Credit Note to the Bank (both documents together, the “Facility”). The Facility is an unsecured revolving credit facility in the maximum amount of $15,000,000, with a $1,000,000 letter of credit sublimit, expiring June 1, 2028, with funds available for working capital and other corporate purposes. The interest rate payable on any borrowings is either the Term SOFR Reference Rate or the Bank’s Prime Rate, as specified by the Company, plus the Applicable Margin. The Applicable Margin for the Term SOFR Reference Rate is plus 0.75% to plus 1.75%, and for Prime Rate, up to plus 0.50%, depending upon the Company’s then existing specified financial ratios. As of December 31, 2025, the Company’s ratio would allow for the most favorable rate under the Facility’s ranges or 4.54%. The Company is also required to pay on a quarterly basis an unused facility fee of 10 basis points of the average unused balance of the note and an annual commitment fee of $5,000 due and payable on each anniversary date of the Facility. The Company may terminate the Facility at any time as long as there are no amounts outstanding and may prepay any borrowings.

As of December 31, 2025 and as of December 31, 2024, the Company had no outstanding borrowings on the Facility, and was in compliance with all debt covenants.

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

The Company has salary continuation agreements with past employees. These agreements provide for monthly payments to each of the employees or their designated beneficiary upon the employee’s retirement or death. The payment benefits range from $1,000 to $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement. The agreements also provide for survivorship benefits if the employee dies before attaining age 65, and severance payments if the employee is terminated without cause; the amount of which is dependent on the length of company service at the date of termination. The net present value of the retirement payments associated with these agreements is $276,000 as of December 31, 2025, of which $240,000 is included in Other Long Term Liabilities, and the remaining current portion of $36,000 is included in Other Liabilities, associated with the applicable retirement benefit payments over the next twelve months. The December 31, 2024 liability of $302,000 had $255,000 reported in Other Long Term Liabilities, and a current portion of $47,000 in Other Liabilities.

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

Lastly, the Company has contractual obligations in place for the forthcoming year to purchase raw materials totaling $10,487,000.

Contingencies

In the ordinary and normal conduct of the Company’s business, it is subject to lawsuits, investigations, and claims (collectively, the “Claims”). The Claims generally relate to alleged lightning or other electrical damage to our flexible gas piping products and may result in legal and product liability related expenses. The Company does not believe the Claims have legal merit and vigorously defends them. It is possible that the Company may incur increased litigation costs in the future due to a variety of factors, including a higher number of Claims, higher legal and expert costs, higher retentions, and/or the Company’s decision to self-insure most product liability Claims made for its yellow-jacketed TracPipe® CSST on or after September 1, 2025 (the “Self-Insured Claims”).

Except for the Self-Insured Claims, the Company has in place commercial general liability insurance policies that cover most Claims, which are subject to retentions, ranging primarily from $250,000 to $3,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. Except for Self-Insured Claims, the potential liability for a given claim could range from zero to a maximum of $3,000,000, depending upon the circumstances, and retentions in place for the respective claim year. The aggregate maximum exposure for all current open Claims as of December 31, 2025 is estimated to not exceed approximately $1,041,000, which represents the potential costs that may be incurred over time for the Claims within the applicable retentions. As of December 31, 2025, there are no open Self-Insured Claims.

From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of retentions to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the Consolidated Financial Statements primarily represents an accrual for legal costs for services previously rendered, outstanding settlements for Claims not yet paid, and anticipated, probable, settlements for Claims within the Company’s remaining retentions under its insurance policies. The liabilities recorded in the Company’s books as of December 31, 2025 and December 31, 2024 were $703,000 and $706,000, respectively, and are included in Other Liabilities.

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

The Units are granted to participants upon the recommendation of the Company’s Chief Executive Officer and President, and the approval of the Compensation Committee. Each of the Units that are granted to a participant will be initially valued by the Compensation Committee at an amount equal to the closing price of the Company’s common stock on the grant date but are recorded at fair value using the Black-Sholes method as described below. The Units follow a vesting schedule, with a maximum vesting of three years after the grant date. Grants made on or after January 1, 2023, will cliff vest three-years from the grant date. Upon vesting, the Units represent a contractual right of payment for the value of the Unit and therefore are stated as liabilities in accordance with FASB ASC Topic 718, Compensation - Stock Compensation. The Units will be paid on their maturity date, one year after all the Units granted in a particular award have fully vested, unless a specified event occurs under the terms of the Phantom Plan, which would allow for earlier payment. Units granted with value at the maturity date equal to the closing price of the Company’s common stock as of the maturity date are defined as Full Value Units. Unless stated otherwise, all Units described herein are Full Value Units.

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

Grants of Units. As of December 31, 2024, the Company had 9,872 nonvested and unmatured Units outstanding. In February 2025, the Company paid $53,000 for 1,206 fully vested and matured Units that were granted during 2021, including their respective earned dividend values. In addition, the Company granted 12,829 Units with a fair value of $32.35 per Unit on grant date, using historical volatility in February 2025. In September 2025, the Company paid $33,000 for 808 fully vested and matured Units that were granted during 2021, including their respective earned dividend values. As of December 31, 2025, the Company had 23,057 nonvested and unmatured Units outstanding.

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

The Company recognizes the reversal of any previously recognized compensation expense on forfeited awards in the period that the award is forfeited. For the year ended December 31, 2025, no awards were forfeited. For the year ended December 31, 2024, a reversal of $6,000 of previously recognized compensation expense was recognized on 244 nonvested forfeited Units.

The total liability related to the Units as of December 31, 2025 was $434,000 of which $92,000 is included in Other Liabilities, as it is expected to be paid within the next twelve months, and the balance of $342,000 is included in Other Long Term Liabilities. The total liability related to the Units as of December 31, 2024 was $365,000 of which $94,000 was included in Other Liabilities, and the balance of $271,000 was included in Other Long Term Liabilities.

Related to the Phantom Plan, in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, the Company recorded compensation expense of $155,000 and $54,000 for the years ended December 31, 2025 and 2024, respectively. Compensation expense or income for a given period largely depends upon fluctuations in the Company’s stock price.

The following table summarizes information about the Company’s nonvested and unmatured Units as of and for the year ended December 31, 2025:

	Units	Weighted Average Grant Date Fair Value
Number of Units:
Nonvested and Unmatured as of December 31, 2024	9,872	$81.16
Granted	12,829	$32.35
Vested	(3,809)	$91.90
Forfeited	—	—
Canceled	—	—
Other (see below)	4,165	$83.68
Nonvested and Unmatured as of December 31, 2025	23,057	$52.68
Units Expected to Vest and Mature	23,057	$52.68

The other increase of 4,165 Units reflects adjustments to conform with three-year cliff vesting in accordance with the amended and restated Phantom Plan described above.

The total unrecognized compensation costs calculated as of December 31, 2025 were $309,000 which will be recognized through February of 2028. The Company will recognize the related expense over the weighted average period of 1.6 years.

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

The following table summarizes information about the nonvested Awards as of and for the year ended December 31, 2025:

	Awards	Weighted Average Grant Date Fair Value
Number of Awards:
Nonvested as of December 31, 2024	—	$—
Granted	420,000	$0.27
Vested	—	—
Forfeited	—	—
Canceled	—	—
Nonvested as of December 31, 2025	420,000	$0.27
Awards Expected to Vest	420,000	$0.27

For the year ended December 31, 2025, compensation expense was $14,000. There were no forfeitures.

9. INCOME TAXES

The Company’s earnings were primarily domestic, and its effective tax rate on earnings from operations for the years ended December 31, 2025 and 2024 was 24.2%. The Company’s effective tax rate differed from the statutory federal corporate income tax rate primarily because of state income taxes, net of federal income tax benefits, and a valuation allowance upon foreign deferred tax assets of one of its foreign subsidiaries, where it was considered more likely than not that these deferred tax assets would not be realized.

As of December 31, 2025, the Company’s foreign subsidiaries were in a cumulative loss position. Accordingly, there were no undistributed foreign earnings for which deferred income taxes would be required.

Income (loss) before income tax expense (benefit) consisted of the following:

	December 31,
	2025	2024
	(in thousands)

Income (loss) before income tax expense (benefit)
U.S. Federal	$21,099	$25,852
Foreign	(1,848)	(2,230)
Total	$19,251	$23,622

Income tax expense (benefit) consisted of the following:

	December 31,
	2025	2024
	(in thousands)

Income tax expense (benefit)
Current tax expense (benefit)
Federal	$4,028	$5,024
State and local	590	707
Foreign	-	(29)
Total current tax expense (benefit)	4,618	5,702
Deferred tax expense (benefit)
Federal	196	205
State and local	31	28
Foreign	(178)	(228)
Total deferred tax expense (benefit)	49	5
Total income tax expense (benefit)
Federal	4,224	5,229
State and local	621	735
Foreign	(178)	(257)
Total income tax expense (benefit)	$4,667	$5,707

The following table reconciles the Company’s actual income tax expense based on the statutory federal corporate income tax rate:

	December 31,
	2025		2024
	Dollars	Percent	Dollars	Percent
	(in thousands)

Income before income taxes	$19,251		$23,622

U.S. federal statutory rate	4,043	21.0%	4,961	21.0%
Federal
State income taxes, net of federal tax benefit (1)	491	2.5%	581	2.5%
Foreign tax effects
France
Change in valuation allowance	282	1.5%	277	1.2%
Other	(45)	(0.2)%	(44)	(0.2)%
Other foreign jurisdictions	(28)	(0.2)%	(21)	(0.1)%
Nontaxable or Nondeductible Items	(76)	(0.4)%	(47)	(0.2)%
Effective Tax Rate	$4,667	24.2%	$5,707	24.2%

(1)	State taxes in Pennsylvania and California make up the majority (greater than 50 percent) of the tax effect in this category

Income taxes paid, net of refunds, are as follows:

	December 31,
	2025	2024
	(in thousands)

U.S. Federal	$5,168	$4,774

Pennsylvania	325	293
Other (1)	390	468
Total U.S. State and Local	715	761

Foreign	-	-

Total income taxes paid	$5,883	$5,535

Less:income tax refunds	58	-

Total income taxes paid, net of refunds	$5,825	$5,535

(1)	Income taxes paid to individual states and local jurisdictions that are not material have been aggregated and presented in the ‘Other’ category. No other individual jurisdiction accounted for 5% or more of total income taxes paid during the period.

A deferred income tax (expense) benefit results from temporary timing differences in the recognition of income and expense for income tax and financial reporting purposes. The components of and changes in the net deferred tax assets (liabilities) which give rise to this deferred income tax (expense) benefit for the years ended December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024
	(in thousands)
Deferred Tax Assets:
Compensation Assets	$194	$197
Inventory Valuation	731	682
Accounts Receivable Valuation	198	202
Deferred Litigation Costs	-	12
Capitalized Research Costs	-	423
Accrued Product Liability	163	165
Foreign Net Operating Losses	1,344	808
Other	90	93
Compensation Liabilities	142	156
Total Deferred Assets, Before Valuation Allowance	$2,862	$2,738
Less: Valuation Allowance	762	443
Total Deferred Assets	$2,100	$2,295

Deferred Tax Liabilities:
Prepaid Expenses	(452)	(616)
Depreciation and Amortization	(1,475)	(1,495)
Total Deferred Liabilities	$(1,927)	$(2,111)

Total Deferred Tax Asset	$173	$184

Management believes it is more likely than not that the Company will have sufficient taxable income when these timing differences reverse and that the deferred tax assets will be realized except for a carryover of foreign operating losses of $3,046,000 incurred by one of its foreign subsidiaries. Due to the uncertainty of future income in the foreign subsidiary, the Company has recognized a valuation allowance of $762,000, an increase of $319,000 from the previous year, related to the foreign operating losses carrying forward. These foreign operating losses may be carried forward indefinitely.

The Company is currently subject to audit by the Internal Revenue Service for the calendar years after 2021. The Company’s state income tax returns are subject to audit for the calendar years after 2020.

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

As of December 31, 2025, the Company recorded right-of-use assets of $4,437,000, and a lease liability of $4,757,000, of which $771,000 is reported as a current liability. On December 31, 2024, the Company recorded right-of-use assets of $4,944,000, and a lease liability of $5,278,000, of which $712,000 was reported as a current liability. The respective weighted average remaining lease term and discount rate are approximately 7.1 years and 3.59% as of December 31, 2025.

Rent expense for operating leases was $943,000 and $939,000 for the years ended December 31, 2025 and 2024, respectively.

Future minimum lease payments under non-cancelable leases as of December 31, 2025 are as follows:

Twelve Months Ending December 31,	Operating Leases
(in thousands)

2026	$926
2027	863
2028	818
2029	744
2030	632
Thereafter	1,257
Total Future Minimum Lease Payments	5,240
Less: Interest	483
Lease Liability	4,757
Less: Current Portion of Lease Liability	771
Lease Liability – Net of Current Portion	$3,986

11. EMPLOYEE BENEFIT PLANS

Defined Contribution and 401(K) Plans

The Company maintains a qualified non-contributory profit-sharing plan (the “Plan”) covering all eligible employees. There were $505,000 and $476,000 of contributions accrued for the Plan in 2025 and 2024 respectively, which were charged to expense in those respective years.

Contributions to the Plan are defined as three percent (3%) of gross wages up to the current Old Age, Survivors, and Disability (OASDI) limit and six percent (6%) of the excess over the OASDI limit, subject to the maximum allowed under the Employee Retirement Income Security Act (ERISA). Participant balances vest over six years.

The Company also maintains a savings and retirement plan qualified under Internal Revenue Code Section 401(k) for all employees. Employees are eligible to participate in the Plan the first day of the month following date of hire. Participants may elect to have up to fifty percent (50%) of their compensation withheld, up to the maximum allowed by the Internal Revenue Code. After completing one year of service, the Company contributed an additional amount equal to 50% of all employee contributions, up to a maximum of 6% of an employee’s gross wages. Contributions are funded on a current basis. Contributions to the Plan charged to expense for the years ended December 31, 2025 and 2024 were $374,000 and $348,000, respectively. The participant’s Company contribution vests ratably over six years.

12. SHAREHOLDERS’ EQUITY

As of December 31, 2025 and December 31, 2024, the Company had 20,000,000 shares of common stock, with par value of $0.01 per share, authorized. For both periods, the total number of outstanding shares was 10,094,322, shares held in Treasury was 59,311, and total shares issued was 10,153,633.

During 2025 and 2024, upon approval of the Board of Directors (the “Board”) the Company has declared and paid regular quarterly dividends, as set forth in the following table:

Dividend Declared		Dividend Paid
Date	Price Per Share	Date	Amount
December 5, 2025	$0.34	January 7, 2026	$3,431,000
September 12, 2025	$0.34	October 8, 2025	$3,433,000
June 17, 2025	$0.34	July 10, 2025	$3,432,000
March 25, 2025	$0.34	April 22, 2025	$3,332,000
December 5, 2024	$0.34	January 7, 2025	$3,432,000
September 11, 2024	$0.34	October 8, 2024	$3,432,000
June 12, 2024	$0.34	July 10, 2024	$3,432,000
March 28, 2024	$0.33	April 24, 2024	$3,331,000

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

The accounting policies of the flexible metal hose segment are the same as described in Note 2. Significant Accounting Policies. The Chief Operating Decision Maker (“CODM”), which includes the Chief Executive Officer, Executive Chairman, and President, assesses performance for the flexible metal hose segment and decides how to allocate resources based on the measures which are also reported in the Consolidated Statements of Income as Operating Profit and Net Income. Segment assets are reported in the Consolidated Balance Sheets as Total Assets.

The CODM uses Operating Profit and Net Income to evaluate performance and income generated from segment assets (return on assets) in deciding whether to reinvest profits into the flexible metal hose segment or into other areas, such as for acquisitions or to pay dividends. Significant segment expense categories reviewed by the CODM are consistent with the categories reflected in the Consolidated Statements of Income.

14. GEOGRAPHIC INFORMATION

The Company operates as a single reportable segment. Geographic information regarding sales from external customers and long-lived assets is presented below.

Sales are attributed to geographic areas based on the location of the external customer. Long-lived assets are attributed to geographic areas based on the location of the assets and consist of property and equipment and right-of-use assets. Long-lived assets exclude goodwill.

Sales by external customer location are as follows:

	December 31,
	2025	2024
	(in thousands)

United States	$92,949	$96,063
United Kingdom	2,361	2,541
Canada	2,083	2,265
Other foreign countries	903	812

Total sales	$98,296	$101,681

Long-lived assets by geographic area are as follows:

	December 31,
	2025	2024
	(in thousands)

United States	$12,192	$12,153
United Kingdom	2,371	2,438
Other foreign countries	37	53

Total long-lived assets	$14,600	$14,644

15. RELATED PARTY TRANSACTIONS

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

16. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred through the date of this filing. During this period, no events came to the Company’s attention that would impact the Consolidated Financial Statements for the year ended December 31, 2025.

Item 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as amended, as of December 31, 2025, the end of the period covered by this report on Form 10-K. Based on this evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective as of December 31, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) in the Internal Control-Integrated Framework (2013).

Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025, based on criteria in the Internal Control-Integrated Framework (2013) issued by COSO.

The Company’s independent registered public accounting firm, RSM US LLP, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. RSM US LLP’s report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, is included in this annual report.

(c)	Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the most recent quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B – OTHER INFORMATION

None.

Item 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

With respect to Items 10 through 14, the Company will file with the Securities and Exchange Commission, within 120 days after December 31, 2025, a definitive proxy statement relating to the Company’s annual meeting of shareholders (the “2026 Proxy Statement”).

Item 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is incorporated by reference to the 2026 Proxy Statement.

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

Item 11 - EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference to the 2026 Proxy Statement.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference to the 2026 Proxy Statement.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference to the 2026 Proxy Statement.

Item 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated by reference to the 2026 Proxy Statement.

PART IV

Item 15 – EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

1.	Exhibits. See Index to Exhibits on pages 57 through 58.

2.	Consolidated Financial Statements. See Index to Consolidated Financial Statements on page 27. Financial statement schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

EXHIBIT INDEX

Those documents followed by parenthetical notation are incorporated herein by reference to previous filings with the Securities and Exchange Commission, under Commission File No. 000-51372, as set forth below.

Exhibit No.		Description	Reference Key
3.1		Amended and Restated Articles of Incorporation of Omega Flex, Inc.	(A)

3.2		Amended and Restated By-laws of Omega Flex, Inc.	(F)

4.1		Description of Common Stock	(B)

10.1		Indemnification and Insurance Matters Agreement dated July 29, 2005 between Omega Flex, Inc. and Mestek, Inc.	(A)

10.2	*	Form of Indemnification Agreements entered into between Omega Flex, Inc. and its Directors and Officers and the Directors of its wholly-owned subsidiaries.	(C)

10.3	*	Employment Agreement dated December 15, 2008 between Omega Flex, Inc. and Kevin R. Hoben	(D)

10.4	*	Amendment No. 1 to the Employment Agreement dated January 1, 2014 between Omega Flex, Inc. and Kevin R. Hoben	(E)

10.5		Amended and Restated Loan Agreement dated July 3, 2023, between Omega Flex, Inc. and Santander Bank, N.A.	(K)

10.6		Second Amended and Restated Committed Revolving Line of Credit Note dated July 3, 2023, by Omega Flex, Inc. to Santander Bank, N.A.	(K)

10.7	*	Phantom Stock Plan dated December 11, 2006.	(H)

10.8	*	First Amendment to the Omega Flex, Inc. 2006 Phantom Stock Plan	(G)

10.9	*	Omega Flex, Inc. 2006 Phantom Stock Plan (as amended and restated effective January 1, 2023).	(I)

10.10	*	Form of Phantom Stock Agreement entered into between Omega Flex, Inc. and its directors, officers and employees (for grants made prior to January 1, 2023).	(H)

10.11	*	Form of Phantom Stock Agreement entered into between Omega Flex, Inc. and its directors, officers and employees (for grants made on or after January 1, 2023).	(I)

10.12	*	Schedule of Phantom Stock Agreements between Omega Flex, Inc. and its directors and officers as of December 31, 2025.	**

10.13	*	Form of Change of Control Agreement entered into between Omega Flex, Inc. and certain officers and employees.	(J)

10.14	*	Schedule of Change of Control Agreements between Omega Flex, Inc. and certain officers and employees as of December 31, 2025.	**

10.15		Shareholders Agreement By and Among Flex-Trac, Inc. and the Shareholders and Other Parties Named Herein	(M)

10.16 *	Flex-Trac, Inc. 2025 Equity Incentive Plan	(M)

10.17 *	Form of Flex-Trac, Inc. 2025 Equity Incentive Plan Notice of Restricted Stock Award	(M)

19.1	Insider Trading Policies and Procedures	(L)

21.1	List of Subsidiaries	**

23.1	Consent of RSM US LLP	**

31.1	Certification of Chief Executive Officer of Omega Flex, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended	**

31.2	Certification of Chief Financial Officer of Omega Flex, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended	**

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Omega Flex, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	***

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	(L)

101.1NS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	**
101.SCH	Inline XBRL Taxonomy Extension Schema Document	**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	**
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

Reference Key

(A)	Filed as an Exhibit to the Registration Statement on Form 10-12G filed on June 22, 2005.

(B)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 9, 2020.

(C)	Filed as an Exhibit to the Quarterly Report on Form 10-Q filed May 4, 2020.

(D)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 18, 2009.

(E)	Filed as an Exhibit to the Current Report on Form 8-K/A filed July 24, 2014.

(F)	Filed as an Exhibit to the Current Report on Form 8-K filed September 15, 2021.

(G)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 17, 2010.

(H)	Filed as an Exhibit to the Annual Report on Form 10-K filed April 2, 2007.

(I)	Filed as an Exhibit to the Quarterly Report on Form 10-Q filed November 7, 2022.

(J)	Filed as an Exhibit to the Current Report on Form 8-K filed March 1, 2019.

(K)	Filed as an Exhibit to the Current Report on Form 8-K filed July 5, 2023.

(L)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 11, 2024.

(M)	Filed as an Exhibit to the Annual Report on Form 10-K filed March 7, 2025.

*	Management contract, compensatory plan, or arrangement
**	Filed herewith
***	Furnished herewith

Item 16 – Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA FLEX, INC.

Date: March 12, 2026	By:	/s/ Dean W. Rivest
Dean W. Rivest
Chief Executive Officer (Principal Executive Officer)

Date: March 12, 2026	By:	/s/ Matthew F. Unger
Matthew F. Unger, Vice President Finance,
Chief Financial Officer (Principal Financial Officer)

Date: March 12, 2026	By:	/s/ Luke S. Hawk
Luke S. Hawk
Financial Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 12, 2026	By:	/s/ James M. Dubin
James M. Dubin, Director

Date: March 12, 2026	By:	/s/ David K. Evans
David K. Evans, Director

Date: March 12, 2026	By:	/s/ J. Nicholas Filler
J. Nicholas Filler, Director

Date: March 12, 2026	By:	/s/ Stephen M. Shea
Stephen M. Shea, Director

Date: March 12, 2026	By:	/s/ Kevin R. Hoben
Kevin R. Hoben, Director

Date: March 12, 2026	By:	/s/ Edwin B. Moran
Edwin B. Moran, Director

Date: March 12, 2026	By:	/s/ Stewart B. Reed
Stewart B. Reed, Director

Date: March 12, 2026	By:	/s/ Dean W. Rivest
Dean W. Rivest, Director

-59-