Form 10-Q
period 2026-03-31
Omega Flex, Inc.
filed 2026-05-01
CIK 1317945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☒
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

The number of shares of the registrant’s common stock outstanding as of May 1, 2026 was 10,094,322.

OMEGA FLEX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) of Omega Flex, Inc. that are not historical facts — but rather reflect our current expectations concerning future results and events — constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believes,” “expects,” “intends,” “plans,” “anticipates,” “intent,” “estimates,” “potential,” “continues,” “hopes,” “likely,” “will,” and similar expressions, or the negative of these terms, identify such forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause the actual results, performance or achievements of Omega Flex, Inc., or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements are set forth in Part I, Item 1A. Risk Factors, and other parts of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, except Common Stock par value)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$49,757	$53,226
Accounts Receivable - less allowances of $817 and $857, respectively	14,426	13,665
Inventories - Net	13,278	13,397
Other Current Assets	1,784	2,727
Total Current Assets	79,245	83,015

Right-Of-Use Assets - Operating	4,207	4,437
Property and Equipment - Net	10,529	10,163
Goodwill - Net	3,526	3,526
Deferred Taxes	642	595
Other Long Term Assets	3,156	3,218
Total Assets	$101,305	$104,954

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,964	$2,528
Accrued Compensation	581	1,566
Accrued Commissions and Sales Incentives	2,707	3,520
Dividends Payable	3,433	3,431
Taxes Payable	151	-
Lease Liability - Operating	773	771
Other Liabilities	3,243	4,142
Total Current Liabilities	13,852	15,958

Lease Liability - Operating, net of current portion	3,748	3,986
Deferred Taxes	498	422
Other Long Term Liabilities	595	580
Total Liabilities	18,693	20,946

Commitments and Contingencies (Note 6)

Shareholders’ Equity:
Omega Flex, Inc. Shareholders’ Equity:
Common Stock – par value $0.01 share: authorized 20,000,000 shares: 10,153,633 shares issued and 10,094,322 shares outstanding as of March 31, 2026 and December 31, 2025	102	102
Treasury Stock	(1)	(1)
Paid-in Capital	11,043	11,039
Retained Earnings	72,623	73,979
Accumulated Other Comprehensive Loss	(905)	(933)
Total Omega Flex, Inc. Shareholders’ Equity	82,862	84,186
Noncontrolling Interest	(250)	(178)

Total Shareholders’ Equity	82,612	84,008

Total Liabilities and Shareholders’ Equity	$101,305	$104,954

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, except per Common Share data)

	For the three months ended
	March 31,
	2026	2025
	(unaudited)

Net Sales	$23,093	$23,330

Cost of Goods Sold	10,008	9,258

Gross Profit	13,085	14,072

Selling Expense	5,494	5,001
General and Administrative Expense	3,768	3,891
Engineering Expense	1,512	1,130

Operating Profit	2,311	4,050

Interest Income	456	511
Other (Expense) Income	(93)	83

Income Before Income Taxes	2,674	4,644

Income Tax Expense	670	1,124

Net Income	2,004	3,520

Net Loss - Noncontrolling Interest	73	48

Net Income attributable to Omega Flex, Inc.	$2,077	$3,568

Basic and Diluted Earnings per Common Share	$0.21	$0.35

Cash Dividends Declared per Common Share	$0.34	$0.34

Basic and Diluted Weighted Average Shares Outstanding	10,094	10,094

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	For the three months ended
	March 31,
	2026	2025
	(unaudited)

Net Income	$2,004	$3,520

Other Comprehensive Income:
Foreign Currency Translation Adjustment	29	6
Other Comprehensive Income	29	6

Comprehensive Income	2,033	3,526

Comprehensive Loss Attributable to the Noncontrolling Interest	72	48

Total Comprehensive Income	$2,105	$3,574

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in Thousands, Except Share Amounts)

(unaudited)

For the three months ended March 31, 2026

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
					(unaudited)
January 1, 2026	10,094,322	$102	$(1)	$11,039	$73,979	$(933)	$(178)	$84,008

Net Income					2,077		(73)	2,004
Cumulative Translation Adjustment						28	1	29
Equity Based Compensation				4				4
Dividends Declared					(3,433)			(3,433)

March 31, 2026	10,094,322	$102	$(1)	$11,043	$72,623	$(905)	$(250)	$82,612

For the three months ended March 31, 2025

	Common Stock Outstanding	Common Stock	Treasury Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Shareholders’ Equity
					(unaudited)
January 1, 2025	10,094,322	$102	$(1)	$11,025	$72,880	$(892)	$67	$83,181

Net Income					3,568		(48)	3,520
Cumulative Translation Adjustment						6		6
Dividends Declared					(3,432)			(3,432)

March 31, 2025	10,094,322	$102	$(1)	$11,025	$73,016	$(886)	$19	$83,275

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	For the three months ended
	March 31,
	2026	2025
	(unaudited)
Cash Flows from Operating Activities:
Net Income	$2,004	$3,520
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Non-Cash Compensation Expense	117	3
Non-Cash Lease Expense	174	173
Depreciation and Amortization	342	341
Provision for Losses on Accounts Receivable, net of write-offs and recoveries	(40)	(80)
Deferred Taxes	29	36
Provision for Inventory Reserves	(272)	(221)
Changes in Assets and Liabilities:
Accounts Receivable	(735)	665
Inventories	361	(338)
Other Assets	1,005	810
Accounts Payable	441	(476)
Accrued Compensation	(981)	(1,350)
Accrued Commissions and Sales Incentives	(818)	(986)
Lease Liabilities	(181)	(174)
Other Liabilities	(838)	(368)
Net Cash Provided by Operating Activities	608	1,555

Cash Flows from Investing Activities:
Capital Expenditures	(709)	(552)
Net Cash Used in Investing Activities	(709)	(552)

Cash Flows from Financing Activities:
Dividends Paid	(3,431)	(3,432)
Net Cash Used in Financing Activities	(3,431)	(3,432)

Net Decrease in Cash and Cash Equivalents	(3,532)	(2,429)
Translation effect on cash	63	(44)
Cash and Cash Equivalents – Beginning of Period	53,226	51,699
Cash and Cash Equivalents – End of Period	$49,757	$49,226

Supplemental Disclosure of Cash Flow Information:
Cash paid for Income Taxes	$10	$110
Declared Dividend	$3,433	$3,432
Additions to Right-Of-Use Assets obtained from new operating Lease Liabilities	$7	$-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA FLEX, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Omega Flex, Inc., and its subsidiaries (collectively the “Company”). The Company’s Condensed Consolidated Financial Statements for the quarter ended March 31, 2026 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), and with the instructions of Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“Form 10-K”). All material intercompany accounts and transactions have been eliminated in consolidation. It is management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring nature, or a description is provided for any adjustments that are not of a normal recurring nature.

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

Accounts receivable, net of allowances, was $14,381,000 as of January 1, 2025.

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

The reserve for credit losses, which include future credits, discounts, and doubtful accounts, was $817,000 and $857,000 as of March 31, 2026 and December 31, 2025, respectively.

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

Product Liability Reserves

Except for most product liability claims made for its yellow-jacketed TracPipe® CSST on or after September 1, 2025, for which the Company decided to self-insure (the “Self-Insured Claims”), product liability reserves represent the estimated unpaid amounts under the Company’s insurance policy deductibles or self-insured retention limits (or “retentions”), with respect to existing claims. The Company uses the most current available data to estimate claims. As explained more fully under Note 6, Commitments and Contingencies, to the Condensed Consolidated Financial Statements included in this report, for various product liability claims covered under the Company’s general liability insurance policies, the Company must pay certain defense and settlement costs within its insurance policy retentions, ranging primarily from $250,000 to $3,000,000 per claim, depending on the terms of the policy and the applicable policy year, up to an aggregate amount. The Company is vigorously defending against all known claims. There are no open Self-Insured Claims as of March 31, 2026.

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

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of March 31, 2026 and December 31, 2025, each of the Company’s leases is classified as an operating lease.

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

The Company follows the provisions of FASB ASC Subtopic 740-10 relative to accounting for uncertain tax positions. These provisions provide guidance on the recognition, de-recognition and measurement of potential tax benefits associated with tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2026 and December 31, 2025, the Company had no unrecognized tax benefits related to various federal and state income tax matters nor any accrued interest or penalties.

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

Other Comprehensive Income

For the three months ended March 31, 2026 and 2025, the components of other comprehensive income consisted solely of foreign currency translation adjustments.

Significant Concentrations

The Company has one significant customer which represented more than 10% of the Company’s Accounts Receivable as of March 31, 2026 and as of December 31, 2025. That same customer represented more than 10% of the Company’s Net Sales for the three months ended March 31, 2026 and 2025. Geographically, the Company has a significant amount of sales in the United States versus internationally. These concentrations are consistent with those discussed in detail in the Company’s Form 10-K.

Subsequent Events

The Company evaluates all events or transactions through the date of the related filing that may have a material impact on its Condensed Consolidated Financial Statements. Refer to Note 12 of the Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU expands public entities tax disclosures including improving disclosures surrounding the company’s rate reconciliation, cash taxes paid, and disaggregation of income tax expense (or benefit) from continuing operations. The amendment is effective for annual periods beginning after December 15, 2024. In 2025, the Company adopted ASU No. 2023-09 retrospectively and reflected these improvements in Note 9. Income Taxes of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

3. INVENTORIES

Inventories, net of reserves of $548,000 and $822,000 as of March 31, 2026 and December 31, 2025, respectively, consisted of the following:

	March 31,	December 31,
	2026	2025
	(in thousands)
Finished Goods	$7,012	$6,838
Raw Materials	6,266	6,559
Inventories - Net	$13,278	$13,397

See Note 4, Other Long Term Assets, for details on inventories which are estimated to be used beyond the next twelve months.

4. OTHER LONG TERM ASSETS

Other long term assets were as follows:

	March 31,	December 31,
	2026	2025
	(in thousands)
Inventories - net	$1,812	$1,926
Cash surrender value of life insurance policies	1,158	1,150
Other	186	142
Other Long Term Assets	$3,156	$3,218

The Company maintains inventories, net of reserves of $1,000,000 as of March 31, 2026 and December 31, 2025, which is estimated to be used beyond the next twelve months, mainly for the corrugated medical tubing (“CMT”) products. Higher amounts of materials for the CMT products were initially purchased for cost considerations and because of longer required lead times.

The Company has obtained and is the beneficiary of life insurance policies with respect to past employees.

5. LINE OF CREDIT AND OTHER BORROWINGS

On July 3, 2023, the Company agreed to an Amended and Restated Loan Agreement with Santander Bank, N.A. (the “Bank”), and a Second Amended and Restated Committed Revolving Line of Credit Note to the Bank (both documents together, the “Facility”). The Facility is an unsecured revolving credit facility in the maximum amount of $15,000,000, with a $1,000,000 letter of credit sublimit, expiring June 1, 2028, with funds available for working capital and other corporate purposes. The interest rate payable on any borrowings is either the Term SOFR Reference Rate or the Bank’s Prime Rate, as specified by the Company, plus the Applicable Margin. The Applicable Margin for the Term SOFR Reference Rate is plus 0.75% to plus 1.75%, and for Prime Rate, up to plus 0.50%, depending upon the Company’s then existing specified financial ratios. As of March 31, 2026, the Company’s ratio would allow for the most favorable rate under the Facility’s ranges or 4.40%. The Company is also required to pay on a quarterly basis an unused facility fee of 10 basis points of the average unused balance of the note and an annual commitment fee of $5,000 due and payable on each anniversary date of the Facility. The Company may terminate the Facility at any time as long as there are no amounts outstanding and may prepay any borrowings.

As of March 31, 2026 and December 31, 2025, the Company had no outstanding borrowings on the Facility and was in compliance with all debt covenants.

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

The Company has a salary continuation agreement with a past employee. The agreement provides for monthly payments to the employee or their designated beneficiary upon the employee’s retirement or death. The payment benefits are $3,000 per month with the term of such payments limited to 15 years after the employee’s retirement. The net present value of the retirement payments associated with this agreement is $270,000 as of March 31, 2026, of which $234,000 is included in Other Long Term Liabilities, and the remaining current portion of $36,000 is included in Other Liabilities, associated with the applicable retirement benefit payments over the next twelve months. The December 31, 2025 liability of $276,000 had $240,000 reported in Other Long Term Liabilities, and a current portion of $36,000 in Other Liabilities.

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

Lastly, the Company has contractual obligations in place for the current year, mainly related to purchase obligations for the Company’s raw material inventories.

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

Except for the Self-Insured Claims, the Company has in place commercial general liability insurance policies that cover most Claims, which are subject to retentions, ranging primarily from $250,000 to $3,000,000 per claim (depending on the terms of the policy and the applicable policy year), up to an aggregate amount. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. Except for Self-Insured Claims, the potential liability for a given claim could range from zero to a maximum of $3,000,000, depending upon the circumstances, and retentions in place for the respective claim year. The aggregate maximum exposure for all open Claims as of March 31, 2026, is estimated to not exceed approximately $547,000, which represents the potential costs that may be incurred over time for the Claims within the applicable retentions. As of March 31, 2026, there are no open Self-Insured Claims.

From time to time, depending upon the nature of a particular case, the Company may decide to spend in excess of retentions to enable more discretion regarding the defense, although this is not common. It is possible that the results of operations or liquidity of the Company, as well as the Company’s ability to procure reasonably priced insurance, could be adversely affected by the pending litigation, potentially materially. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation, or potential litigation from future claims or claims that have not yet come to our attention, and accordingly, the liability in the Condensed Consolidated Financial Statements primarily represents an accrual for legal costs for services previously rendered, outstanding settlements for Claims not yet paid, and anticipated, probable, settlements for Claims within the Company’s remaining retentions under its insurance policies. The liabilities recorded in the Company’s books as of March 31, 2026 and December 31, 2025 were $250,000 and $703,000, respectively, and are included in Other Liabilities.

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

The Units are granted to participants upon the recommendation of the Company’s Chief Executive Officer and President, and the approval of the Compensation Committee. Each of the Units that are granted to a participant will be initially valued by the Compensation Committee at an amount equal to the closing price of the Company’s common stock on the grant date but are recorded at fair value using the Black-Sholes method as described below. The Units follow a vesting schedule, with a maximum vesting of three years after the grant date. Grants made on or after January 1, 2023, will cliff vest three years from the grant date. Upon vesting, the Units represent a contractual right of payment for the value of the Unit and therefore are stated as liabilities in accordance with FASB ASC Topic 718, Compensation - Stock Compensation. The Units will be paid on their maturity date, one year after all the Units granted in a particular award have fully vested, unless a specified event occurs under the terms of the Phantom Plan, which would allow for earlier payment. Units granted with value at the maturity date equal to the closing price of the Company’s common stock as of the maturity date are defined as Full Value Units. Unless stated otherwise, all Units described herein are Full Value Units.

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

Grants of Units. As of December 31, 2025, the Company had 23,057 nonvested and unmatured Units outstanding. In February 2026, the Company paid $72,000 for 1,680 fully vested and matured Units that were granted during 2022, including their respective earned dividend values. In addition, the Company granted 11,895 Units with a fair value of $32.66 per Unit on grant date, using historical volatility in February 2026. As of March 31, 2026, the Company had 32,683 nonvested and unmatured Units outstanding.

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

The Company recognizes the reversal of any previously recognized compensation expense on forfeited awards in the period that the award is forfeited. During the three months ended March 31, 2026 and 2025, no awards were forfeited.

The total liability related to the Units as of March 31, 2026 was $475,000 of which $115,000 is included in Other Liabilities, as it is expected to be paid within the next twelve months, and the balance of $360,000 is included in Other Long Term Liabilities. The total liability related to the Units as of December 31, 2025 was $434,000 of which $92,000 was included in Other Liabilities, and the balance of $342,000 was included in Other Long Term Liabilities.

Related to the Phantom Plan, in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, the Company recorded compensation expense of $113,000 and $3,000 for the three months ended March 31, 2026 and 2025, respectively. Compensation expense or income for a given period largely depends upon fluctuations in the Company’s stock price.

The following table summarizes information about the Company’s nonvested and unmatured Units as of and for the three months ended March 31, 2026:

	Units	Weighted Average Grant Date Fair Value
Number of Units:
Nonvested and Unmatured as of December 31, 2025	23,057	$52.68
Granted	11,895	$32.66
Vested	(2,269)	$108.47
Forfeited	—	—
Canceled	—	—
Nonvested and Unmatured as of March 31, 2026	32,683	$41.52
Units Expected to Vest and Mature	32,683	$41.52

Total unrecognized compensation costs as of March 31, 2026 were $606,000 which will be recognized through February 2029. The Company will recognize the related expense for the Units over the weighted average period of 2.0 years.

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

The following table summarizes information about the nonvested Awards as of and for the three months ended March 31, 2026:

	Awards	Weighted Average Grant Date Fair Value
Number of Awards:
Nonvested as of December 31, 2025	420,000	$0.27
Granted	—	—
Vested	—	—
Forfeited	—	—
Canceled	—	—
Nonvested as of March 31, 2026	420,000	$0.27
Awards Expected to Vest	420,000	$0.27

The Company recorded compensation expense of $4,000 for the three months ended March 31, 2026. There were no forfeitures.

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

As of March 31, 2026, the Company recorded right-of-use assets of $4,207,000, and a lease liability of $4,521,000, of which $773,000 is reported as a current liability. On December 31, 2025, the Company recorded right-of-use assets of $4,437,000, and a lease liability of $4,757,000, of which $771,000 was reported as a current liability. The respective weighted average remaining lease term and discount rate are approximately 6.9 years and 3.59% as of March 31, 2026 and 7.7 years and 3.69% as of March 31, 2025.

Rent expense for operating leases was $238,000 and $233,000 for the three months ended March 31, 2026 and 2025, respectively.

Future minimum lease payments under non-cancelable leases as of March 31, 2026 are as follows:

Twelve Months Ending March 31,	Operating Leases
(in thousands)
2027	$921
2028	835
2029	816
2030	691
2031	607
Thereafter	1,095
Total Future Minimum Lease Payments	4,965
Less: Interest	444
Lease Liability	4,521
Less: Current Portion of Lease Liability	773
Lease Liability – Net of Current Portion	$3,748

9. SHAREHOLDERS’ EQUITY

As of March 31, 2026 and December 31, 2025, the Company had 20,000,000 shares of common stock, with par value of $0.01 per share, authorized. For both periods, the total number of outstanding shares was 10,094,322, shares held in Treasury was 59,311, and total shares issued was 10,153,633.

During 2026 and 2025, upon approval of the Board of Directors (the “Board”) the Company has declared and paid regular quarterly dividends, as set forth in the following table:

Dividend Declared		Dividend Paid
Date	Price Per Share	Date	Amount
March 24, 2026	$0.34	April 21, 2026	$3,433,000
December 5, 2025	$0.34	January 7, 2026	$3,431,000
September 12, 2025	$0.34	October 8, 2025	$3,433,000
June 17, 2025	$0.34	July 10, 2025	$3,432,000
March 25, 2025	$0.34	April 22, 2025	$3,432,000
December 5, 2024	$0.34	January 7, 2025	$3,432,000

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

The accounting policies of the flexible metal hose segment are the same as described in Note 2. Significant Accounting Policies. The Chief Operating Decision Maker (“CODM”), which includes the Chief Executive Officer, Executive Chairman, and President, assesses performance for the flexible metal hose segment and decides how to allocate resources based on the measures which are also reported in the Condensed Consolidated Statements of Income as Operating Profit and Net Income. Segment assets are reported in the Consolidated Balance Sheets as Total Assets.

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

12. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred through the date of this filing. During this period, no events came to the Company’s attention that would impact the Condensed Consolidated Financial Statements for the period ended March 31, 2026.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A. Risk Factors, and other parts of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. See “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

For the period ended March 31, 2026 vs. December 31, 2025

The Company’s cash and cash equivalents balance of $49,757,000 on March 31, 2026 decreased $3,469,000 (6.5%) from a $53,226,000 balance at December 31, 2025. Consistent with prior years, the Company paid a significant amount of cash during the first quarter for obligations that were accrued as of the end of the preceding year such as incentive related compensation. The Company also paid a dividend during 2026 totaling $3,431,000, as detailed in Note 9, Shareholders’ Equity, to the Condensed Consolidated Financial Statements included in this report, and capital expenditures of $709,000 partially offset by cash provided by operating activities of $608,000. See the Company’s Condensed Consolidated Statements of Cash Flow for further details regarding the change in cash.

Retained earnings were $72,623,000 and $73,979,000 as of March 31, 2026 and December 31, 2025, respectively, decreasing $1,356,000 or 1.8%. The decrease was primarily due to a dividend declared during 2026, as discussed in detail in Note 9, Shareholders’ Equity, to the Condensed Consolidated Financial Statements included in this report, partially offset by net income during the year, as provided on the Company’s Condensed Consolidated Statements of Income.

RESULTS OF OPERATIONS

Three months ended March 31, 2026 compared to three months ended March 31, 2025

The Company reported comparative results from operations for the three month periods ended March 31, 2026 and 2025 as follows:

	Three months ended March 31,
	(in thousands)
	2026	2026	2025	2025
	($000)	%	($000)	%
Net Sales	$23,093	100.0%	$23,330	100.0%
Gross Profit	$13,085	56.7%	$14,072	60.3%
Operating Profit	$2,311	10.0%	$4,050	17.4%

Net Sales. The Company’s 2026 first quarter sales of $23,093,000 decreased $237,000 or 1.0% compared to the first quarter of 2025, which generated sales of $23,330,000.

Gross Profit. The Company’s gross profit margins were 56.7% and 60.3% for the quarters ended March 31, 2026 and 2025, respectively. The decrease in gross profit is mostly attributable to an increase in raw material costs, which includes tariffs.

Selling Expenses. Selling expenses consist primarily of employee salaries and associated overhead costs, commissions, and the cost of marketing programs such as advertising, trade shows and related communication costs, and freight. Selling expenses were $5,494,000 and $5,001,000 for the quarters ended March 31, 2026 and 2025, respectively, representing an increase of $493,000 or 9.9%. The increase is mostly related to higher trade show and advertising, salary related, annual sales meeting, and outbound freight related expenses, partly offset by lower travel and commissions. Selling expenses increased as a percentage of net sales compared to last year, being 23.8% for the quarter ended March 31, 2026, and 21.4% for the quarter ended March 31, 2025.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, legal and accounting, and corporate general and administrative services. General and administrative expenses were $3,768,000 and $3,891,000 for the quarters ended March 31, 2026 and 2025, respectively, decreasing by $123,000 or 3.2%. The decrease is due to lower legal and product liability and incentive compensation expenses, which are aligned with profitability, partly offset by higher stock based compensation, which moves in relation to the Company’s stock price, as detailed in Note 7, Stock Based Compensation Plans. As a percentage of sales, general and administrative expenses decreased to 16.3% for the quarter ended March 31, 2026 from 16.7% for the quarter ended March 31, 2025.

Engineering Expense. Engineering expenses consist of development expenses associated with the development of new products and enhancements to existing products, and manufacturing engineering costs. Engineering expenses were $1,512,000 and $1,130,000 for the quarters ended March 31, 2026 and 2025, respectively, increasing by $382,000 or 33.8%. The increase is mostly due to product development and certification related expenses. Engineering expenses increased as a percentage of sales, being 6.5% for the quarter ended March 31, 2026, and 4.8% for the same quarter in 2025.

Operating Profits. Reflecting all of the factors mentioned above, operating profits were $2,311,000 and $4,050,000 for the quarters ended March 31, 2026 and 2025, respectively, decreasing by $1,739,000 or 42.9%.

Interest Income. Interest income is recorded on cash investments, and interest expense is recorded at times when the Company has debt amounts outstanding on its line of credit. The Company recorded $456,000 of interest income for the first quarter of 2026 and $511,000 for the first quarter of 2025. The decrease is mainly due to lower interest rates.

Other (Expense) Income. Other (expense) income primarily consists of foreign currency exchange gains (losses) on transactions settled in currencies other than the Company’s local currency, typically related to the Company’s foreign U.K. and France subsidiaries. There was a loss of $93,000 during the first quarter of 2026 compared to a gain of $83,000 during the first quarter of 2025 mainly due to the strengthening of the U.S. dollar in the current quarter compared to the British Pound and Euro and, conversely, the weakening of the U.S dollar in the same quarter of 2025.

Income Tax Expense. Income tax expense was $670,000 for the first quarter of 2026, compared to $1,124,000 for the first quarter in 2025, decreasing $454,000 or 40.4%, mostly the result of lower income before income taxes. The effective tax rates were 25.1% and 24.2% for the quarters ending March 31, 2026 and March 31, 2025 respectively.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company’s primary cash needs have been related to working capital items, which the Company has largely funded through cash generated from operations.

As of March 31, 2026, the Company had a cash balance of $49,757,000. Additionally, the Company has a $15,000,000 line of credit available, as discussed in detail in Note 5, which had no borrowings outstanding upon it as of March 31, 2026. As of December 31, 2025, the Company had a cash balance of $53,226,000, also with no borrowings against the line of credit.

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

For the three months ended March 31, 2026, the Company’s operating activities provided cash of $608,000, compared to the three months ended March 31, 2025 which provided cash of $1,555,000, a decrease of $947,000. For details of the operating cash flows refer to the Condensed Consolidated Statements of Cash Flows in Part I – Financial Information on page eight.

As a general trend, the Company tends to deplete or generate lower amounts of cash early in the year, as significant payments are typically made for incentive compensation and accrued promotional incentives. Cash has then historically shown a tendency to be restored and accumulated during the latter portion of the year.

Investing Activities

Cash used in investing activities during the three months ended March 31, 2026 and 2025 was $709,000 and $552,000, respectively, mainly as a result of payments for manufacturing equipment capital expenditures and leasehold improvements.

Financing Activities

All financing activities relate to dividend payments, which are detailed in Note 9, Shareholders’ Equity. Dividend payments through the first three months of 2026 and 2025 amounted to $3,431,000 and $3,432,000, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of our critical accounting policies and estimates. There have been no material changes to our critical accounting policies and estimates discussed in such report.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU expands public entities tax disclosures including improving disclosures surrounding the company’s rate reconciliation, cash taxes paid, and disaggregation of income tax expense (or benefit) from continuing operations. The amendment is effective for annual periods beginning after December 15, 2024. In 2025, the Company adopted ASU No. 2023-09 retrospectively and reflected these improvements in Note 9. Income Taxes of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

See legal proceedings disclosure in Note 6, Commitments and Contingencies, to the Condensed Consolidated Financial Statements included in this Form 10-Q.

Item 1A – Risk Factors

Risk factors are discussed in detail in the Company’s December 31, 2025 Form 10-K.

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

OMEGA FLEX, INC.
(Registrant)

Date: May 1, 2026	By :	/s/ Matthew F. Unger
Matthew F. Unger
Vice President – Finance,
Chief Financial Officer, and Assistant Secretary

-33-